Form 10-Q
period 1996-03-31
COX COMMUNICATIONS INC /DE/
filed 1996-05-08
CIK 25305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 1-13576

                                  [LOGO] COX
                                COMMUNICATIONS
                           COX COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                58-2112281
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


         1400 LAKE HEARN DRIVE, ATLANTA, GEORGIA         30319
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

       Registrant's telephone number, including area code: (404) 843-5000
                                _______________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [_]

                                _______________

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     There were 256,436,754 shares of Class A Common Stock outstanding as of May 1, 1996.

      There were 13,798,896 shares of Class C Common Stock outstanding as of May 1, 1996.

                           COX COMMUNICATIONS, INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

                               TABLE OF CONTENTS

                                                                  ----
                                                                  PAGE
                                                                  ----
                        PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.............................     3

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..............    10

                        PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.................    13

SIGNATURES......................................................    14

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           COX COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                               MARCH 31        DECEMBER 31
                                                                 1996              1995
                                                              -----------     ------------
                                                                     (unaudited)
                                                                 (Thousand of Dollars)

ASSETS
Cash........................................................ $       65,782   $     39,166
Account and notes receivable, less allowance for doubtful
 accounts of $7,106 and $6,804, respectively.................       106,716        117,885
Net plant and equipment.....................................      1,285,877      1,213,857
Investments.................................................      1,194,994      1,201,253
Intangible assets...........................................      2,815,210      2,775,903
Other assets................................................         97,379        207,193
                                                              -------------    -----------
   Total assets............................................. $    5,565,958   $  5,555,257
                                                              =============    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses....................... $      221,814   $    202,204
Deferred income.............................................         38,646         40,900
Deferred income taxes.......................................        248,903        288,039
Other liabilities...........................................        120,564        116,771
Debt........................................................      2,576,816      2,392,725
Amount due to Cox Enterprise, Inc...........................         45,943        182,605
                                                              -------------    -----------
   Total liabilities........................................      3,252,686      3,223,244
                                                              -------------    -----------
Shareholders' equity:
 Preferred Stock, $1 par value; 5,000,000 shares authorized;
   none issued..............................................          --             --
Class A Common Stock, $1 par value; 286,000,000 shares
   authorized; shares issued and outstanding: 256,435,280
   in 1996 and 256,365,194 in 1995..........................        256,435        256,365
Class C Comon Stock, $1 par value; 14,000,000 shares
   authorized; shares issued and outstanding: 13,798,896
   in 1996 and 1995.........................................         13,799         13,799
Additional paid-in capital..................................      1,740,594      1,739,422
Retained earnings...........................................        275,005        267,648
Foreign currency transalation adjustment....................         (8,704)        (3,413)
Net unrealized gain on securities...........................         36,143         58,192
                                                              -------------    -----------
   Total shareholders' equity...............................      2,313,272      2,332,013
                                                              -------------    -----------
   Total liabilities and shareholders' equity............... $    5,565,958   $  5,555,257
                                                              =============    ===========

See notes to consolidated financial statements.

                            COX COMMUNICATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                         THREE MONTHS
                                                        ENDED MARCH 31
                                                      ------------------
                                                       1996       1995
                                                      -------    -------
                                                         (unaudited)
                                                   (Thousands of Dollars)
REVENUES:
 Regulated.........................................  $  238,226   $ 186,278
 A la carte........................................      12,666       6,558
 Premium service...................................      47,575      42,487
 Pay-per-view......................................      12,920       7,071
 Advertising.......................................      17,282      12,521
 Satellite.........................................      17,649       8,136
 Other.............................................      11,180       8,168
                                                       ---------    --------
  Total revenues...................................     357,498     271,219
COSTS AND EXPENSES:
 Programming costs.................................      89,027      67,532
 Plant operations..................................      34,800      29,815
 Marketing.........................................      10,737       7,605
 General and administrative........................      70,948      54,645
 Satellite operating and adminstrative.............      15,655       8,793
 Depreciation......................................      55,862      43,780
 Amortization......................................      18,500      13,121
                                                       ---------    --------
OPERATING INCOME...................................      61,969      45,928
Interest expense...................................     (34,505)    (28,622)
Equity in net losses of affiliated companies.......     (19,257)    (17,819)
Gain on sale of affiliated companies...............       4,640       --
Other, net.........................................       4,757       3,226
                                                       ---------    --------
INCOME BEFORE INCOME TAXES.........................      17,604       2,713
Income taxes.......................................      10,247         947
                                                       ---------    --------
NET INCOME.........................................  $    7,357   $   1,766
                                                       =========    ========







See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                     NET
                                                                                     FOREIGN      UNREALIZED
                                          COMMON STOCK      ADDITIONAL              CURRENCY         GAIN
                                      -------------------    PAID-IN   RETAINED    TRANSLATION     (LOSS)ON
                                        CLASS A   CLASS C    CAPITAL   EARNINGS    ADJUSTMENT    SECURITIES     TOTAL
                                      ---------- ---------  ----------  ---------- -----------   ----------   ---------
                                                                  (unaudited)
                                                             (Thousands of Dollars)

BALANCE AT DECEMBER 31, 1995....... $  256,365  $  13,799  $ 1,739,422   $267,648   $ (3,413)   $ 58,192    $ 2,332,013
 Net income........................                                         7,357                                 7,357
 Issuance of stock related to
   incentive  plans................         70                   1,172                                            1,242
 Foreign currency transalation
  adjustment.......................                                                   (5,291)                    (5,291)
Change in net unrealized gain (loss)
  on securities....................                                                              (22,049)       (22,049)
                                      ---------- ---------  ----------  ----------  -----------  ----------   ---------
BALANCE AT MARCH 31, 1996           $  256,435  $  13,799  $ 1,740,594   $275,005   $ (8,704)   $ 36,143    $ 2,313,272
                                    ==========  =========  ===========   ========   ========    ========    ===========





See notes to consolidated financial statements.

                           Cox Communications, Inc.
                     Consolidated Statements of Cash Flows

                                                                                          Three Months
                                                                                         Ended March 31
                                                                                    -----------------------
                                                                                    1996               1995
                                                                                    -----------------------
                                                                                         (unaudited)
                                                                                    (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................................         $    7,357        $    1,766
Adjustments to reconcile net income to net cash provided
  by operating activities, net of effect of acquisitions:
  Depreciation.......................................................             55,862            43,780
  Amortization.......................................................             18,500            13,121
  Equity in net losses of affiliated companies.......................             19,257            17,819
  Deferred income taxes..............................................            (27,108)            2,441
Decrease in accounts receivable......................................             12,660             2,824
Increase (decrease) in accounts payable and accrued expenses.........             12,578           (18,083)
Other, net...........................................................             (6,397)           (3,672)
                                                                              ----------        ----------
       Net cash provided by operating activities.....................             92,709            59,996
                                                                              ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.................................................           (109,068)          (57,806)
Acquisitions, net of cash acquired...................................              --               26,709
Investments in affiliated companies..................................            (57,984)         (139,992)
Proceeds from sale of business.......................................             52,730             --
Other, net...........................................................                178             5,439
                                                                              ----------        ----------
       Net cash used in investing activities.........................           (114,144)         (165,650)
                                                                              ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit borrowings (repayments), net........................            189,010            (7,199)
Repayment of debt....................................................             (1,703)             --
Proceeds from exercise of options....................................                829              --
Increase (decrease)  in amounts due to CEI...........................           (136,662)           94,227
Increase (decrease) in book overdrafts...............................             (3,423)           21,653
                                                                              ----------        ----------
       Net cash provided by financing activities.....................             48,051           108,681
                                                                              ----------        ----------
Net increase in cash.................................................             26,616             3,027
Cash at beginning of period..........................................             39,166             3,346
                                                                              ----------        ----------
Cash at end of period................................................         $   65,782        $    6,373
                                                                              ==========        ==========
Cash paid during the period for:
  Interest (net of amounts capitalized)..............................         $   17,361        $   26,483
  Income taxes ......................................................             31,579             2,003

Noncash activities:
  Cox Common Stock issued in connection with the Times
    Mirror Merger....................................................                  -        $  932,000
  Purchase of PCS license............................................                  -           251,918
  Capital contributions by CEI.......................................                  -            40,991





See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1996

1.  BASIS OF PRESENTATION AND OTHER INFORMATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox Communication, Inc.'s ("Cox") Annual Report on Form 10-K for the year ended December 31, 1995.

    The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996 or any interim period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Recently Issued Accounting Pronouncements

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which became effective January 1, 1996. This Statement requires that long-lived assets and certain intangibles to be held and used be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses begin reported in the period in which the recognition criteria are first applied and met. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell. There was no financial impact as a result of the adoption of SFAS No. 121.

    In addition, in October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages but does not require compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. Cox will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on annual net income and earnings per share.

    Reclassifications

    Certain amounts in the 1995 financial statements have been reclassified for comparative purposes.

3.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

    In April 1996, Cox exchanged its Williamsport, Pennsylvania cable television system serving approximately 24,500 customers for $13 million and a cable television system in East Providence, Rhode Island serving approximately 15,500 customers. No gain or loss resulted from this transaction.

    In April 1996, Cox sold certain cable television systems in the Ashland, Kentucky and Defiance, Ohio area for $136 million. These systems, which were acquired as a result of the Merger, together served approximately 78,600 customers. No gain or loss resulted from this transaction.

    Also, in April 1996, Cox and Continental Cablevision, Inc. ("Continental") signed a letter of intent for Cox to trade certain cable television systems in western Massachusetts serving approximately 47,700 customers for Continental's cable television systems in James City and York County, Virginia and Pawtucket, Rhode Island serving approximately 48,500 customers. Cox anticipates this transaction will be consummated during the fourth quarter of 1996.

    In March 1996, Cox and Time Warner Entertainment/Advance-Newhouse ("Time Warner") signed a letter of intent for Cox to trade its Myrtle Beach, South Carolina cable television system serving approximately 37,600 customers for Time Warner's Hampton and Williamsburg, Virginia cable television systems serving approximately 45,300 customers. The transaction also includes a Texas cable television system serving approximately 7,000 customers to be purchased by Cox and then immediately traded to Time Warner. Cox anticipates this transaction will be consummated during the fourth quarter of 1996.

    Effective February 1, 1995, Cox, Cox Enterprises, Inc. ("CEI"), The Times Mirror Company ("Times Mirror") and New TMC Inc. consummated a merger (the "Merger"), pursuant to which Times Mirror (which, at the time of the Merger, was engaged only in the cable television business) merged with and into Cox. The following unaudited pro forma statement of income for the three months ended March 31, 1995 presents the consolidated results of operations as if the acquisition had occurred on January 1, 1995 and does not purport to be indicative of what would have occurred had the Merger been made as of that date or of results which may occur in the future.

                                                              THREE MONTHS
                                                             ENDED MARCH 31
                                                         -----------------------
                                                          1996           1995
                                                         ACTUAL        PRO FORMA
                                                         ------        ---------
                                                          (Thousands of Dollars,
                                                          except per share data)
REVENUES:
Regulated.....................................       $    238,226   $    215,796
A la carte....................................             12,666          9,126
Premium service...............................             47,575         47,877
Pay-per-view..................................             12,920          8,612
Advertising...................................             17,282         14,516
Satellite.....................................             17,649          8,136
Other.........................................             11,180          9,032
                                                     ------------   ------------
Total revenues................................            357,498        313,095
COSTS AND EXPENSES:
Programming costs.............................             89,027         76,158
Plant operations..............................             34,800         34,153
Marketing.....................................             10,737          8,809
General and administrative....................             70,948         65,241
Satellite operating and administrative........             15,655          8,802
Depreciation..................................             55,862         51,700
Amortization..................................             18,500         17,003
                                                     ------------   ------------
OPERATING INCOME..............................             61,969         51,229
Interest expense..............................            (34,505)       (36,377)
Equity in net losses of affiliated companies..            (19,257)       (17,819)
Gain on sale of affiliated companies..........              4,640             --
Other, net....................................              4,757          3,389
                                                     ------------   ------------
INCOME BEFORE INCOME
TAXES.........................................             17,604            422
Income taxes..................................             10,247          1,226
                                                     ------------   ------------
NET INCOME (LOSS).............................       $      7,357   $       (804)
                                                     ============   ============
PER SHARE DATA:
Net income (loss)
per share.....................................              $0.03         $(0.00)
Weighted average number of common
shares outstanding............................        270,208,897    250,364,240

4.  INVESTMENTS

    In March 1996, Syntellect, Inc. ("Syntellect") merged with the operations of Telecorp Systems, Inc. ("Telecorp"). As a result of this merger, Cox received an 8.6% interest in Syntellect in exchange for its 24.5% interest in Telecorp. Cox recognized a gain of $4.6 million related to this transaction.

5.  DEBT

    In April 1996, Cox filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $750 million. Cox currently intends to use the net proceeds from the sale of these debt securities for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.

6.  TRANSACTIONS WITH AFFILIATED COMPANIES

    Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and CEI occurring periodically with interest at market rates (6.636% at March 31, 1996). Included in the amounts due to CEI are the following transactions:

                                                    (Thousands of Dollars)
Balance, December 31, 1995......................        $   182,605
Cash transferred to CEI.........................           (177,337)
Net operating expense allocations and
reimbursement...................................             40,675
                                                        -----------
Balance, March 31, 1996.........................        $    45,943
                                                        ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three-month period ended March 31, 1996 and 1995 and the pro forma financial information included in Note 3 to the Consolidated Financial Statements.

RECENT ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

U.S. Broadband Networks

      In April 1996, Cox exchanged its Williamsport, Pennsylvania cable television system serving approximately 24,500 customers for $13 million and a cable television system in East Providence, Rhode Island serving approximately 15,500 customers. No gain or loss resulted from this transaction.

      In April 1996, Cox sold certain cable television systems in the Ashland, Kentucky and Defiance, Ohio area for $136 million. These systems, which were acquired as a result of the Merger, together served approximately 78,600 customers. No gain or loss resulted from this transaction.

      Also, in April 1996, Cox and Continental signed a letter of intent for Cox to trade certain cable television systems in western Massachusetts serving approximately 47,700 customers for Continental's cable television systems in James City and York County, Virginia and Pawtucket, Rhode Island serving approximately 48,500 customers. Cox anticipates this transaction will be consummated during the fourth quarter of 1996.

      In March 1996, Cox and Time Warner signed a letter of intent for Cox to trade its Myrtle Beach, South Carolina cable television system serving approximately 37,600 customers for Time Warner's Hampton and Williamsburg, Virginia cable television systems serving approximately 45,300 customers. The transaction also includes a Texas cable television system serving approximately 7,000 customers to be purchased by Cox and then immediately traded to Time Warner. Cox anticipates this transaction will be consummated during the fourth quarter of 1996.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

     The historical results discussed below include financial results attributable to Times Mirror from the February 1, 1995 date of acquisition.

     Revenues for the three months ended March 31, 1996 were $357.5 million, a 32% increase over revenues of $271.2 million for the same period in 1995. Operating, selling, general and administrative, and satellite expenses increased 31% to $221.2 million and depreciation and amortization increased 31% to $74.4 million as compared to the first quarter of 1995. Cox reported operating income for the first quarter of 1996 of $62.0 million, a 35% increase over operating income of $45.9 million for the same quarter in 1995. This strong growth was partially attributable to the Merger.

     Interest expense for the first quarter of 1996 was $34.5 million, a $5.9 million increase over the first quarter of 1995 primarily due to debt assumed in connection with the Merger. Equity in net losses of affiliated companies was $19.3 million, a $1.4 million increase over the prior year due to the increased losses of Sprint Spectrum partially offset by the elimination of losses from SBC CableComms as a result of the merger of SBC CableComms and TeleWest Communications plc (the "TeleWest Merger") in October 1995. A gain on sale of affiliated companies of $4.6 million was recognized in the first quarter of 1996 as a result of the merger of Telecorp and Syntellect, for which Cox received a 8.6% interest in Syntellect in exchange for its 24.5% interest in Telecorp. Net income of $7.4 million was recorded for the three months ended March 31, 1996 as compared to net income of $1.8 million for the three months ended March 31, 1995.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH PRO FORMA THREE MONTHS ENDED MARCH 31, 1995

     The pro forma results discussed below reflect the Merger and related transactions as if these transactions had occurred on January 1, 1995.

     Revenues for the three months ended March 31, 1996 were $357.5 million, a 14% increase over revenues of $313.1 million for the three months ended March 31, 1995. Basic customers were 3,299,983 at March 31, 1996. Adjusting for the acquisitions and sales of cable television systems during 1995 and 1996, basic customers grew 2.8% over customers at March 31, 1995 and 1% over customers at December 31, 1995. Customer growth slowed during the first quarter of 1996 due in part to a decrease in new home construction.

     Regulated revenues for the first quarter of 1996 grew 10% over the first quarter of 1995 to $238.2 million due to the larger customer base and average rate increases of $1.80 per month per subscriber during the second half of 1995. These rate increases reflected channel additions and the allowable pass-through of inflation adjustments and external costs, primarily programming fee increases. A la carte revenues increased 39% to $12.7 million reflecting continued growth in the a la carte customer base, as additional systems offer the a la carte tier package, and selected price adjustments during the fourth quarter of 1995.

     Premium service revenues for the first quarter of 1996 were $47.6 million, down 1% from the first quarter of 1995 primarily due to a decrease in the average number of premium units during the first half of the current quarter. In February 1996, Cox launched a two-for-one premium channel promotion which boosted growth in premium units to 1,900,279 at March 31, 1996, a 1.7% increase over premium units at March 31, 1995 adjusted for the cable television system sales and acquisitions. Pay-per-view revenues for the first quarter of 1996 increased 50% to $12.9 million primarily due to the Tyson/Bruno boxing event in March 1996 and an increase in pay-per-view movies purchased. Advertising revenues increased 19% in the first quarter of 1996 to $17.3 million reflecting continued gains in national account revenue and new customers such as Sprint Corporation.

     Revenues from satellite operations (Cox Satellite Programming and PrimeStar) were $17.6 million for the first quarter of 1996, a 117% increase over revenues of $8.1 million for the same quarter in 1995 due to strong customer growth. PrimeStar customers increased from 23,869 at March 31, 1995 to 76,190 at March 31, 1996 as a result of increased advertising and a retail price restructuring.

     Programming costs were $89.0 million for the first quarter of 1996, an increase of 17% over the same period in 1995 due primarily to Cox's larger customer base for regulated, a la carte and pay-per-view services and additional channels offered on the cable programming services tier. Marketing costs were $10.7 million for the first quarter of 1996, a 22% increase over the first quarter of 1995 primarily as a result of sales programs associated with the premium channel promotion and an increase in advertising. General and administrative expenses for the first quarter of 1996 increased 9% to $70.9 million due to the increase in salaries and benefits associated with Cox's larger customer base and the development of new services. Operating income for the first quarter of 1996 was $62.0 million, a 21% increase over operating income of $51.2 million for the first quarter in 1995.

     Interest expense for the first quarter was $34.5 million, a $1.9 million decrease from the first quarter of 1995 due to the capitalization of interest expense on debt incurred to fund Sprint Spectrum. Excluding capitalized interest, interest expense increased due primarily to an increase in fixed rate debt balances. Equity in net losses of affiliated companies was $19.3 million for the first quarter of 1996, a $1.4 million increase over the prior year due to the increased losses of Sprint Spectrum which were partially offset by the elimination of losses from SBC CableComms as a result of the TeleWest Merger in October 1995. A gain on sale of affiliated companies of $4.6 million was recognized in the first quarter of 1996 as a result of the merger of Telecorp and Syntellect, for which Cox received a 8.6% interest in Syntellect in exchange for its 24.5% interest in Telecorp. Net income for the first quarter of 1996 was $7.4 million as compared to net loss of $0.8 million for the first quarter of 1995.

     Operating income before depreciation and amortization ("EBITDA") is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA for the first quarter of 1996 was $136.3 million, a 14% increase over EBITDA of $119.9 million for the first quarter of 1995. Included in EBITDA is a gain from satellite operations of $2.0 million for the first quarter of 1996 as compared to a loss of $666,000 in the first quarter of 1995. Excluding the satellite operations, the cable EBITDA as a percentage of revenues ("EBITDA margin") for the first quarter of 1996 was 39.5% which was consistent with the first quarter of 1995. The 1996 EBITDA margin reflects the loss of additional outlet revenues charged by the former Times Mirror systems as required by the recent settlement with the FCC. The consolidated EBITDA margin for the first quarter of 1996 was 38.1%, a slight decrease from 38.3% for the first quarter of 1995 due to the strong growth of the satellite business which is operating just above the breakeven point. EBITDA should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to cash flows as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Uses of Cash

     As part of Cox's ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband cable network in preparation of the offering of new services and to make investments in affiliated companies primarily focused on telephony, programming and communications-related activities.

     Capital expenditures are primarily directed at upgrading and rebuilding broadband cable networks in preparation for the delivery of additional services. Capital expenditures in 1996 are expected to be approximately $400 million for cable television operations, $85 million for telephony-related upgrades and $70 million for reception equipment for PrimeStar satellite customers. During the three months ended March 31, 1996, Cox made capital expenditures of $109.1 million.

     Funding requirements in 1996 for investments in affiliated companies are expected to be approximately $148 million for Sprint Spectrum and PhillieCo and $47 million for programming, PrimeStar and other investments. During the three months ended March 31, 1996, Cox funded approximately $44 million for Sprint Spectrum and other telephony ventures and $14 million for programming, PrimeStar and other investments.

Sources of Cash

     In April 1996, Cox filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $750 million. Cox currently intends to use the net proceeds from the sale of these debt securities for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions.


                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           27  --  Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1996:
           None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COX COMMUNICATIONS, INC.



  /s/ Jimmy W. Hayes                    Date:    May 8, 1996
- - --------------------------
  Jimmy W. Hayes
  Senior Vice President, Finance and
  Chief Financial Officer
  (Principal Financial Officer)

              [LETTERHEAD OF DOW LOHNES & ALBERTSON APPEARS HERE]



                                  May 8, 1996

VIA EDGAR
- - ---------

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

  Re: Cox Communications, Inc. (the "Company") (CIK No. 0000025305) Quarterly Report on Form 10-Q for the quarter ended March 31, 1996
       ------------------------------------------------------------------

Dear Sir or Madam:

  On behalf of the Company, I attach for filing, pursuant to the Securities Exchange Act of 1934, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

  Please confirm receipt of this filing by notifying us via R.R. Donnelley's CompuServe Account No. 727413425.

  If you have any questions, please call me at (202) 776-2527 or Seth Warner at
(202) 776-2785.


                                                Very truly yours,


                                                /s/ Stuart A. Sheldon
                                                -----------------------------
                                                Stuart A. Sheldon

SAS:ljp
Attachment


cc:              The New York Stock Exchange (via Fedex)
                 Shauna J. Sullivan, Esq.

cc (w/o encl.):  Mr. Jimmy W. Hayes
                 Mr. Dallas S. Clement
                 Ms. Anna Clement