Form 10-Q/A
period 1996-03-31
COX COMMUNICATIONS INC /DE/
filed 1996-06-13
CIK 25305

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



                                        COX COMMUNICATIONS, INC.



  /s/ Jimmy W. Hayes                    Date:    May 8, 1996
- --------------------------
  Jimmy W. Hayes
  Senior Vice President, Finance and
  Chief Financial Officer
  (Principal Financial Officer)