Form 10-Q
period 1996-06-30
COX COMMUNICATIONS INC /DE/
filed 1996-08-08
CIK 25305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-13576

                   [LOGO OF COX COMMUNICATIONS APPEARS HERE]

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---
                                _______________

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     There were 256,440,701 shares of Class A Common Stock outstanding as of August 1, 1996.

     There were 13,798,896 shares of Class C Common Stock outstanding as of August 1, 1996.


                           COX COMMUNICATIONS, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.............................     2

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............    10

                          PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................    15

SIGNATURES .................................................    16


                        Part I - Financial Information

Item 1.     Financial Statements

                           Cox Communications, Inc.
                          Consolidated Balance Sheets


                                                                            June 30     December 31
                                                                              1996          1995
                                                                         ------------   -----------
                                                                                 (unaudited)
                                                                           (Thousands of Dollars)

Assets
Cash................................................................... $      43,390  $     39,166
Accounts and notes receivable, less allowance for doubtful
  accounts of $7,391 and $6,804, respectively..........................       107,296       117,885
Net plant and equipment................................................     1,345,539     1,213,857
Investments............................................................     1,391,461     1,201,253
Intangible assets......................................................     2,743,731     2,775,903
Other assets...........................................................       101,466       207,193
                                                                         ------------   -----------
     Total assets...................................................... $   5,732,883  $  5,555,257
                                                                         ============   ===========

Liabilities and shareholders' equity
Accounts payable and accrued expenses.................................. $     184,592  $    202,204
Deferred income........................................................        35,668        40,900
Deferred income taxes..................................................       307,178       288,039
Other liabilities......................................................       124,930       116,771
Debt...................................................................     2,600,807     2,392,725
Amounts due to Cox Enterprises, Inc....................................        90,870       182,605
                                                                         ------------   -----------
     Total liabilities.................................................     3,344,045     3,223,244
                                                                         ------------   -----------
Shareholders' equity:
  Preferred Stock, $1 par value; 5,000,000 shares authorized;
     none issued.......................................................           --            --
  Class A Common Stock, $1 par value; 286,000,000 shares
     authorized; shares issued and outstanding: 256,440,701
     in 1996 and 256,365,194 in 1995...................................       256,441       256,365
  Class C Common Stock, $1 par value; 14,000,000 shares
     authorized; shares issued and outstanding: 13,798,896
     in 1996 and 1995..................................................        13,799        13,799
  Additional paid-in capital...........................................     1,740,667     1,739,422
  Retained earnings....................................................       301,969       267,648
  Foreign currency translation adjustment..............................        (6,229)       (3,413)
  Net unrealized gain on securities....................................        82,191        58,192
                                                                         ------------   -----------
     Total shareholders' equity........................................     2,388,838     2,332,013
                                                                         ------------   -----------
     Total liabilities and shareholders' equity........................ $   5,732,883  $  5,555,257
                                                                         ============   ===========

See notes to consolidated financial statements.

                           Cox Communications, Inc.
                       Consolidated Statements of Income

                                                              Three Months                  Six Months
                                                              Ended June 30                Ended June 30
                                                       ---------------------------    ----------------------
                                                           1996            1995          1996        1995
                                                       ------------     ----------    ----------   ---------
                                                                               (unaudited)
                                                                          (Thousands of Dollars)
Revenues:
   Regulated..........................................$     238,130    $   222,376   $   476,356  $  408,651
   A la carte.........................................       11,830          9,782        24,496      16,344
   Premium service....................................       47,761         48,059        95,336      90,546
   Pay-per-view.......................................        9,860         12,717        22,780      19,788
   Advertising........................................       18,671         16,828        35,953      29,348
   Satellite..........................................       19,246          9,097        36,895      17,233
   Other..............................................       11,837          9,205        23,017      17,373
                                                       ------------     ----------    ----------   ---------
     Total revenues...................................      357,335        328,064       714,833     599,283
Costs and expenses:
   Programming costs..................................       85,746         81,025       174,773     148,393
   Plant operations...................................       34,442         33,777        69,242      63,030
   Marketing..........................................       11,656         10,463        22,393      17,977
   General and administrative.........................       72,291         67,031       143,239     122,484
   Satellite operating and administrative.............       17,551         10,224        33,206      19,026
   Depreciation.......................................       63,220         45,435       119,082      89,209
   Amortization.......................................       17,592         19,310        36,092      32,431
                                                       ------------     ----------    ----------   ---------
Operating income......................................       54,837         60,799       116,806     106,733
Interest expense......................................      (34,301)       (39,912)      (68,806)    (68,534)
Equity in net losses of affiliated companies..........      (28,811)       (16,251)      (48,068)    (34,070)
Gain on issuance of stock by
     affiliated companies.............................       50,100           --          50,100       --
Gain on sale of affiliated companies..................         --           10,201         4,640      10,201
Other, net............................................        5,124          6,219         9,881       9,439
                                                       ------------     ----------    ----------   ---------
Income before income taxes............................       46,949         21,056        64,553      23,769
Income taxes..........................................       19,985         16,026        30,232      16,973
                                                       ------------     ----------    ----------   ---------

Net income............................................$      26,964    $     5,030   $    34,321  $    6,796
                                                       ============     ==========    ==========   =========
Per share data:
Net income per share..................................$        0.10    $      0.02   $      0.13          --
Weighted average number of common
     shares outstanding...............................  270,239,597    252,174,007   270,224,247          --


See notes to consolidated financial statements.

                           Cox Communications, Inc.

                Consolidated Statements of Shareholders' Equity

                                                                                               Foreign         Net
                                         Common Stock            Additional                   currency     unrealized
                                     ------------------------     paid-in      Retained      translation     gain on
                                       Class A       Class C      capital      earnings      adjustment     securities    Total
                                     ----------     ---------   ------------  ---------       ---------      --------  -----------
                                                                         (unaudited)
                                                                    (Thousands of Dollars)
Balance at December 31, 1995........ $  256,365     $  13,799   $  1,739,422  $ 267,648       $  (3,413)     $ 58,192  $ 2,332,013
  Net income........................                                             34,321                                     34,321
  Issuance of stock related to
     incentive plans................         76                        1,245                                                 1,321
  Foreign currency translation
    adjustment......................                                                             (2,816)                    (2,816)
  Change in net unrealized gain
    on securities...................                                                                           23,999       23,999
                                     ----------     ---------   ------------  ---------       ---------      --------  -----------
Balance at June 30, 1996............ $  256,441     $  13,799   $  1,740,667  $ 301,969       $  (6,229)     $ 82,191  $ 2,388,838
                                     ==========     =========   ============  =========       =========      ========  ===========




See notes to consolidated financial statements.

                           Cox Communications, Inc.
                     Consolidated Statements of Cash Flows

                                                                             Six Months
                                                                           Ended June 30
                                                                       -------------------------
                                                                           1996         1995
                                                                       -----------   -----------
                                                                              (unaudited)
                                                                        (Thousands of Dollars)
Cash flows from operating activities
Net income......................................................   $     34,321   $     6,796
Adjustments to reconcile net income to net cash provided
  by operating activities, net of effect of acquisitions:
  Depreciation..................................................        119,082        89,209
  Amortization..................................................         36,092        32,431
  Equity in net losses of affiliated companies..................         48,068        34,070
  Deferred income taxes.........................................        (61,987)       (7,266)
  Gain on issuance of stock by affiliated companies.............        (50,100)           --
  Gain on sale of affiliated companies..........................         (4,640)      (10,201)
(Increase) decrease in accounts and notes receivable............         11,192        (9,781)
Increase (decrease) in accounts payable and accrued expenses....         (8,202)        2,452
Other, net......................................................         (3,832)          868
                                                                    -----------    ----------
       Net cash provided by operating activities................        119,994       138,578
                                                                    -----------    ----------

Cash flows from investing activities
Capital expenditures............................................       (256,809)     (142,759)
Acquisitions, net of cash acquired..............................             --        20,239
Investments in affiliated companies.............................       (148,750)     (465,102)
Proceeds from sale of business..................................        201,791        13,319
Proceeds from affiliated companies..............................             --        93,046
Other, net......................................................            353         2,817
                                                                    -----------    ----------
       Net cash used in investing activities....................       (203,415)     (478,440)
                                                                    -----------    ----------

Cash flows from financing activities
Borrowings (repayments) of short-term debt, net.................        209,221    (1,055,735)
Proceeds from issuance of debt..................................             --       907,714
Repayment of debt...............................................         (3,190)      (16,501)
Proceeds from exercise of stock options.........................            907            --
Increase (decrease)  in amounts due to Cox Enterprises, Inc.....        (91,496)      167,514
Proceeds from issuance of Common Stock..........................             --       329,918
Increase (decrease) in book overdrafts..........................        (27,797)       16,491
                                                                    -----------    ----------
       Net cash provided by financing activities................         87,645       349,401
                                                                    -----------    ----------

Net increase in cash............................................          4,224         9,539
Cash at beginning of period.....................................         39,166         3,346
                                                                    -----------    ----------
Cash at end of period...........................................   $     43,390   $    12,885
                                                                    ===========    ==========

See notes to consolidated financial statements.

                  Cox Communications, Inc.
            Consolidated Statements of Cash Flows
                         (Continued)

                                                                    Six Months
                                                                  Ended June 30
                                                             -----------------------
                                                                1996        1995
                                                              --------    --------
                                                                    (unaudited)
                                                              (Thousands of Dollars)
Cash paid during the period for:
     Interest (net of amounts capitalized)...................$  63,973   $  61,058
     Income taxes............................................   77,677      25,939

Noncash activities:
     Cox Common Stock issued in connection with the
        Times Mirror Merger..................................       --   $ 932,000
     Purchase of PCS license.................................       --     251,918
     Capital contributions by Cox Enterprises, Inc...........       --      40,991
     Capital lease additions.................................$   2,620      15,943

See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1996

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

    The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996 or any interim period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Earnings Per Common Share

    Cox became publicly traded on the New York Stock Exchange effective February 1, 1995. The earnings per common share calculation for the six months ended June 30, 1995 is not disclosed as the dissimilarity of the previous capital structure of Cox precludes a meaningful comparison. Pro forma earnings per common share is presented for comparative purposes at Note 3.

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

    Effective February 1, 1995, Cox, Cox Enterprises, Inc. ("CEI"), The Times Mirror Company ("Times Mirror") and New TMC Inc. consummated a merger (the "Merger"), pursuant to which Times Mirror (which, at the time of the Merger, was engaged only in the cable television business) merged with and into Cox. The following unaudited pro forma statement of income for the six months ended June 30, 1995 presents the consolidated results of operations as if the Merger had occurred on January 1, 1995 and does not purport to be indicative of what would have occurred had the Merger been consummated as of that date nor is it necessarily indicative of the future operating results.

                                                       PRO FORMA
                                                   SIX MONTHS ENDED
                                                     JUNE 30, 1995
                                                ------------------------
                                                 (THOUSANDS OF DOLLARS,
                                                 EXCEPT PER SHARE DATA)
   REVENUES:
    Regulated...................................    $  438,172
    A la carte..................................        18,908
    Premium service.............................        95,935
    Pay-per-view................................        21,329
    Advertising.................................        31,345
    Satellite...................................        17,233
    Other.......................................        18,237
                                                  ------------
     Total revenues.............................       641,159
   COSTS AND EXPENSES:
    Programming costs...........................       157,182
    Plant operations............................        67,930
    Marketing...................................        19,272
    General and administrative..................       132,273
    Satellite operating and administrative......        19,026
    Depreciation................................        97,135
    Amortization................................        36,313
                                                  ------------
   OPERATING INCOME.............................       112,028
   Interest expense.............................       (76,289)
   Equity in net losses of affiliated companies.       (34,070)
   Gain on sale of affiliated companies.........        10,201
   Other, net...................................         9,608
                                                  ------------
   INCOME BEFORE INCOME TAXES...................        21,478
   Income taxes.................................        17,252
                                                  ------------
   NET INCOME...................................    $    4,226
                                                  ============
   PER SHARE DATA:
   Net income per share.........................    $     0.02
   Weighted average number of common
      shares outstanding........................   251,274,123


4.  INVESTMENTS

    In March 1996, Syntellect, Inc. ("Syntellect") merged with the operations of Telecorp Systems, Inc. ("Telecorp"). As a result of this merger, Cox received an 8.6% interest in Syntellect in exchange for its 24.5% interest in Telecorp. Cox recognized a gain of $4.6 million related to this transaction.

    In June 1996, Teleport Communications Group, Inc. ("TCGI") entered into a reorganization under which, among other things, its four stockholders, Cox, Comcast Corporation, Continental and Tele-Communications, Inc. (collectively, the "Cable Stockholders") contributed to TCGI all of their partnership interests in TCG Partners, any additional interests in local joint ventures and debt and accrued interest owed by TCGI to the Cable Stockholders (the "Reorganization"). Following the Reorganization, TCGI conducted an initial public offering in which it sold 27,025,000 shares (the "TCGI IPO"). Upon completion of the Reorganization and TCGI IPO, Cox owns 24.5% of the total TCGI shares outstanding and a 29.1% voting interest. As a result of the TCGI IPO, Cox recognized a pre-tax gain of $50.1 million.

5.  DEBT

    In April 1996, Cox filed a Form S-3 Registration Statement with the Securities and Exchange Commission (the "Shelf Registration") under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $750 million. Cox currently intends to use the net proceeds from the sale of these debt securities for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. During June, Cox borrowed $734.1 million under the commercial paper program to repay existing debt.

6.  TRANSACTIONS WITH AFFILIATED COMPANIES

    Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and CEI occurring periodically with interest at market rates (6.531% at June 30, 1996). Included in the amounts due to CEI are the following transactions:

                                                    (THOUSANDS OF DOLLARS)

    Balance, December 31, 1995............................ $  182,605
    Cash transferred to CEI...............................   (185,794)
    Net operating expense allocations and reimbursement...     94,059
                                                            ----------
    Balance, June 30, 1996................................ $   90,870
                                                            ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three and six month periods ended June 30, 1996 and 1995 and the pro forma financial information included in
Note 3 to the Consolidated Financial Statements.

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

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

    Revenues for the three months ended June 30, 1996 were $357.3 million, a 9% increase over revenues of $328.1 million for the three months ended June 30, 1995. Basic customers were 3,216,993 at June 30, 1996. Adjusting for the acquisitions and sales of cable television systems during 1996 and 1995, total revenues increased 11% and basic customers grew 2.8% compared to the second quarter of 1995.

    Regulated revenues for the second quarter of 1996 grew 7% over the same period in 1995 to $238.1 million. On a comparable basis, adjusting for the acquisitions and sales of cable television systems, regulated revenue increased 10% compared to the same period in 1995 due to the larger customer base and average rate increases of $1.80 per month per subscriber during the second half of 1995. These rate increases reflected channel additions and the allowable pass-through of inflation adjustments and external costs, primarily programming fee increases. A la carte revenues increased 21% to $11.8 million reflecting continued growth as additional systems offer a la carte packages, and selected price adjustments during the fourth quarter of 1995.

    Premium service revenues for the current quarter were $47.8 million, down 1% from the second quarter of 1995; however, adjusting for the acquisitions and sales, premium service revenues were consistent with the same quarter in 1995. The average premium channel rate per unit decreased during the current quarter due to the April 1996 launch of a three-for-one premium channel promotion. This promotion boosted growth in premium units to 2,149,196 at June
30, 1996 compared to 1,835,261 at June 30, 1995.   Pay-per-view revenues for the
second quarter of 1996 were $9.9 million, down 22% from the same period in 1995 as a result of Phoenix Suns playoff games and other non-recurring sporting events in 1995. Advertising revenues increased 11% to $18.7 million reflecting continued gains in national account revenue.

    Revenues from satellite operations (Cox Satellite Programming and PrimeStar) were $19.2 million for the current quarter, an 112% increase over revenues of $9.1 million for the same quarter in 1995 as PrimeStar customers increased from 30,849 at June 30, 1995 to 88,163 at June 30, 1996.

    Programming costs were $85.7 million for the second quarter of 1996, an increase of 6% over the comparable period in 1995 due primarily to Cox's larger customer base and the offering of additional channels. Marketing costs were $11.7 million for the current quarter, an 11% increase over the second quarter of 1995 primarily as a result of sales programs associated with the premium channel promotion and an increase in advertising. General and administrative expenses for the second quarter of 1996 increased 8% to $72.3 million due to the increase in salaries and benefits associated with Cox's larger customer base. Also included in general and administrative expenses for the current quarter is $1.1 million related to the development of high-speed data and telephony services.

    Operating income before depreciation and amortization ("EBITDA") is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA for the second quarter of 1996 was $135.6 million, an 8% increase over EBITDA of $125.5 million for the second quarter of 1995. Adjusting for the sales and acquisitions of cable television systems, EBITDA growth was 10% over the second quarter of 1995. Included in EBITDA is a contribution from satellite operations of $1.7 million for the current quarter as compared to a loss of $1.1 in the second quarter of 1995.

    The EBITDA margin (EBITDA as a percentage of revenues) for the current quarter was 38.0%, a slight decrease from 38.3% for the second quarter of 1995 due to the up-front costs associated with the strong growth of the satellite business. Excluding satellite operations, the EBITDA margin for the current quarter was 39.6% which was in line with the second quarter of 1995. The 1996 margin also reflects expenses related to the development of new services.

    Depreciation was $63.2 million for the second quarter of 1996, a 39% increase compared to the second quarter of 1995, reflecting the continued upgrade of the broadband network and acceleration of the depreciation of analog converters. Operating income for the second quarter of 1996 was $54.8 million, a 10% decrease compared to the same period in 1995.

    Interest expense for the current quarter was $34.3 million, a 14% decrease from the second quarter of 1995 due to the capitalization of interest expense on debt incurred to fund Sprint Spectrum. Excluding capitalized interest of $11.0 million and $5.8 million for the second quarter of 1996 and 1995, respectively, interest expense was comparable. Equity in net losses of affiliated companies was $28.8 million, a $12.6 million increase over the prior year due to increased losses from Sprint Spectrum and new programming ventures which were partially offset by the elimination of losses from SBC CableComms as a result of the SBC/TeleWest merger in October 1995. A gain on issuance of stock by affiliated companies of $50.1 million was recognized in the second quarter as a result of the initial public offering of Teleport.

    Net income for the current quarter was $27.0 million as compared to net income of $5.0 million for the second quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH PRO FORMA SIX MONTHS ENDED JUNE 30,
    1995

    The pro forma results discussed below reflect the Merger and related transactions as if these transactions had occurred on January 1, 1995.

    Revenues for the six months ended June 30, 1996 were $714.8 million, an 11% increase over revenues of $641.2 million for the comparable period of 1995. Basic customers were 3,216,993 at June 30, 1996.

    Regulated revenues grew 9% to $476.4 million due to the larger customer base and average rate increases of $1.80 per month per subscriber during the second half of 1995. These rate increases reflected channel additions and the allowable pass-through of inflation adjustments and external costs, primarily programming fee increases. A la carte revenues increased 30% to $24.5 million reflecting continued growth as additional systems offer a la carte packages, and selected price adjustments during the fourth quarter of 1995.

    Premium service revenues for the six months ended June 30, 1996 were
$95.3 million, down 1% from the same period in 1995. The average premium channel rate per unit decreased during 1996 due to the February and April 1996 promotions which offered two-for-one and three-for-one premium channels, respectively. These promotions boosted growth in premium units to 2,149,196 at
June 30, 1996 from 1,835,261 at June 30, 1995.   Pay-per-view revenues were
$22.8 million, a 7% increase over the six months ended June 30, 1995 due primarily to the Tyson/Bruno boxing event in March 1996. Advertising revenues increased 15% to $36.0 million reflecting continued gains in national account revenue and new customers such as Sprint.

    Revenues from satellite operations (Cox Satellite Programming and PrimeStar) were $36.9 million for the six months ended June 30, 1996, a 114% increase over revenues of $17.2 million for the same period in 1995 as PrimeStar customers increased from 30,849 at June 30, 1995 to 88,163 at June 30, 1996.

    Programming costs increased 11% due primarily to Cox's larger customer base and the offering of additional channels. Marketing costs increased 16% as a result of sales programs associated with the premium channel promotion and an increase in advertising. General and administrative expenses increased 8% due to the increase in salaries and benefits associated with Cox's larger customer base and the development of new services.

    EBITDA for the six months ended June 30, 1996 was $272.0 million, an 11% increase over EBITDA of $245.5 million for the same period in 1995. Included in EBITDA is a contribution from satellite operations of $3.7 million for the six months ended June 30, 1996 as compared to a loss of $1.8 million for the same period in 1995.

    The EBITDA margin for the first six months of 1996 was 38.0%, a slight decrease from 38.3% for the first six months of 1995 due to the up-front costs associated with the strong growth of the satellite business. Excluding satellite operations, the EBITDA margin for the six months ended June 30, 1996 was 39.6% which was in line with the same period in 1995. The 1996 margin also reflects expenses related to the development of new services.

    Depreciation increased 23% to $119.1 million, reflecting the continued upgrade of the broadband network and acceleration of the depreciation of analog converters. Operating income for the six months ended June 30, 1996 was $116.8 million, a 4% increase compared to the same period in 1995.

    Interest expense decreased 10% to $68.8 million due to the capitalization of interest expense on debt incurred to fund Sprint Spectrum. Equity in net losses of affiliated companies was $48.1 million, a $14.0 million increase over the prior year due to increased losses from Sprint Spectrum and new programming ventures which were partially offset by the elimination of losses from SBC CableComms as a result of the SBC/TeleWest merger. A gain on issuance of stock by affiliated companies of $50.1 million was recognized in the second quarter of 1996 as a result of the initial public offering of Teleport. A gain on sale of affiliated companies of $4.6 million was recognized in the first quarter of 1996 as a result of the merger of Telecorp and Syntellect.

    Net income for the six months ended June 30, 1996 was $34.3 million as compared to net income of $4.2 million for the six months ended June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

    Revenues for the six months ended June 30, 1996 were $714.8 million, a 19% increase over revenues of $599.3 million for the comparable period of 1995. EBITDA for the first six months of 1996 was $272.0 million, a 19% increase as compared to $228.4 million for the first six months of 1995. Operating income for the six months ended June 30, 1996 was $116.8 million, a 9% increase from the comparable period of 1995. Equity in net losses of affiliated companies increased $14.0 million due to increased losses from Sprint Spectrum and new programming ventures which were partially offset by the elimination of losses from SBC CableComms as a result of the SBC/TeleWest merger. A gain on issuance of stock by affiliated companies of $50.1 million was recognized in the second quarter of 1996 as a result of the initial public offering of Teleport. A gain on sale of affiliated companies of $4.6 million was recognized in the first quarter of 1996 as a result of the merger of Telecorp and Syntellect. Net income for the six months ended June 30, 1996 was $34.3 million as compared to net income of $6.8 million for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Uses of Cash

    As part of Cox's ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband cable television network in preparation of the offering of new services and to make investments in affiliated companies primarily focused on telephony, programming and communications-related activities.

    Capital expenditures in 1996 are expected to be approximately $400 million for cable television operations, $85 million for telephony-related upgrades and $70 million for reception equipment for PrimeStar satellite customers. During the six months ended June 30, 1996, Cox made capital expenditures of $256.8 million.

    Funding requirements in 1996 for investments in affiliated companies are expected to be approximately $209 million for Sprint Spectrum and PhillieCo and $47 million for programming ventures, PrimeStar Partners and other investments. During the six months ended June 30, 1996, Cox funded approximately $105 million for Sprint Spectrum and other telephony investments and $43.8 million to PrimeStar, Outdoor Life, Speedvision and various other programming interests.

Sources of Cash

    In April 1996, Cox filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $750 million (the "commercial paper program"). Cox currently intends to use the net proceeds from the sale of these debt securities for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and acquisitions. During June, Cox borrowed $734.1 million under the commercial paper program to repay existing debt.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                27    --    Financial Data Schedule

         (b)  Reports on Form 8-K filed during the quarter ended June 30, 1996:
              None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COX COMMUNICATIONS, INC.



     /s/ Jimmy W. Hayes                      Date: August 8, 1996
- ----------------------------------
     Jimmy W. Hayes
     Senior Vice President, Finance and
     Chief Financial Officer
     (Principal Financial Officer)