Form 10-Q
period 1996-09-30
COX COMMUNICATIONS INC /DE/
filed 1996-11-14
CIK 25305

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

                         Commission File Number 1-6590

                   [LOGO OF COX COMMUNICATIONS APPEARS HERE]

                           Cox Communications, Inc.
            (Exact name of registrant as specified in its charter)

        Delaware                                         58-2112281
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1400 Lake Hearn Drive, N.E., Atlanta, Georgia               30319
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (404) 843-5000

                                _______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [ ]

                                _______________

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     There were 270,258,279 shares of Class A Common Stock outstanding as of November 1, 1996.

     There were 13,798,896 shares of Class C Common Stock outstanding as of November 1, 1996.

                           Cox Communications, Inc.

                                 Form 10-Q

                  For the Quarter Ended September 30, 1996



                             Table of Contents



                                                                       Page
                                                                       ----
                        Part I - Financial Information

Item 1.   Financial Statements.....................................      2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................     11


                          Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.........................     17

Signatures.........................................................     18

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           COX COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                   September 30    December 31
                                                       1996           1995
                                                   ------------    -----------
                                                            (unaudited)
                                                      (Thousands of Dollars)
ASSETS
Cash............................................... $   53,718     $   39,166
Accounts and notes receivable, less allowance
for doubtful accounts of $6,988 and $6,804,
  respectively.....................................    102,755        117,885
Net plant and equipment............................  1,424,179      1,213,857
Investments........................................  1,296,962      1,201,253
Intangible assets..................................  2,732,858      2,775,903
Other assets.......................................    113,630        207,193
                                                    ----------     ----------
      Total assets................................. $5,724,102     $5,555,257
                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses.............. $  211,194     $  202,204
Deferred income....................................     32,461         40,900
Deferred income taxes..............................    246,494        288,039
Other liabilities..................................     66,610        116,771
Debt...............................................  2,763,112      2,392,725
Amounts due to Cox Enterprises, Inc................    129,468        182,605
                                                    ----------     ----------
      Total liabilities............................  3,449,339      3,223,244
                                                    ----------     ----------

Shareholders' equity:
  Preferred Stock, $1 par value; 5,000,000 shares
    authorized; none issued........................         --             --
  Class A Common Stock, $1 par value;
    286,000,000 shares authorized; shares issued
    and outstanding: 256,455,896 in 1996 and
    256,365,194 in 1995............................    256,456        256,365
  Class C Common Stock; $1 par value; 14,000,000
    shares authorized; shares issued and
    outstanding: 13,798,896 in 1996 and 1995.......     13,799         13,799
  Additional paid-in capital.......................  1,740,903      1,739,422
  Retained earnings................................    273,895        267,648
  Foreign currency translation adjustment..........     (1,860)        (3,413)
  Net unrealized gain (loss) on securities.........     (8,430)        58,192
                                                    ----------     ----------
      Total shareholders' equity...................  2,274,763      2,332,013
                                                    ----------     ----------
      Total liabilities and shareholders' equity... $5,724,102     $5,555,257
                                                    ==========     ==========

See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months                Nine Months
                                                    Ended September 30         Ended September 30
                                                  -----------------------   ----------------------
                                                    1996          1995         1996        1995
                                                  ---------     ---------   ----------   ---------
                                                                    (unaudited)
                                                              (Thousands of Dollars)
REVENUES:
  Standard service.............................   $ 245,900     $ 234,084   $  740,021   $ 654,464
  New product tier.............................       3,547         3,222       10,156       7,836
  Premium service..............................      47,278        47,530      142,736     138,076
  Pay-per-view.................................      10,187        12,740       32,967      32,528
  Advertising..................................      21,539        17,614       57,492      46,963
  Satellite....................................      22,043        10,458       58,938      27,691
  Other........................................      13,322         9,439       36,339      26,812
                                                  ---------     ---------   ----------   ---------
    Total revenues.............................     363,816       335,087    1,078,649     934,370
COSTS AND EXPENSES:
  Programming costs............................      87,991        81,248      262,764     229,641
  Plant operations.............................      35,814        31,960      105,056      94,990
  Marketing....................................      10,968        11,251       33,361      29,228
  General and administrative...................      71,635        72,349      214,874     194,833
  Satellite operating and administrative.......      19,338         9,891       52,544      28,917
  Depreciation.................................      61,040        51,329      180,122     140,538
  Amortization.................................      17,427        18,152       53,519      50,583
                                                  ---------     ---------   ----------   ---------
OPERATING INCOME...............................      59,603        58,907      176,409     165,640
Interest expense...............................     (37,037)      (37,866)    (105,843)   (106,400)
Equity in net losses of affiliated companies...     (53,189)      (25,595)    (101,257)    (59,665)
Gain on issuance of stock by affiliated
  companies....................................          --            --       50,100          --
Gain on sale of affiliated companies...........          --            --        4,640      10,201
Other, net.....................................       4,062          (526)      13,943       8,913
                                                  ---------     ---------   ----------   ---------
INCOME (LOSS) BEFORE INCOME TAXES..............     (26,561)       (5,080)      37,992      18,689
Income taxes...................................       1,513         8,937       31,745      25,910
                                                  ---------     ---------   ----------   ---------
Net income (loss)..............................   $ (28,074)    $ (14,017)  $    6,247   $  (7,221)
                                                  =========     =========   ==========   =========
PER SHARE DATA (NOTE 3):
Net income (loss) per share....................   $   (0.10)    $   (0.05)  $     0.02         --
Weighted average number of common shares
  outstanding.................................. 270,250,069   270,131,458  270,233,224         --

See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                   Net
                                                                                     Foreign    unrealized
                                       Common Stock       Additional                currency    gain (loss)
                                    ------------------      paid-in     Retained   translation     on
                                     Class A   Class C      capital     earnings   adjustment   securities       Total
                                    --------  --------   -----------   ---------   -----------  -----------  ------------
                                                                       (unaudited)
                                                                  (Thousands of Dollars)
Balance at December 31, 1995....  $  256,365  $  13,799  $ 1,739,422  $ 267,648   $   (3,413)   $  58,192    $ 2,332,013
  Net income....................                                          6,247                                    6,247
  Issuance of stock related to
    incentive plans.............          91                   1,481                                               1,572
  Foreign currency translation
    adjustment..................                                                       1,553                       1,553
  Change in net unrealized gain
    (loss) on securiteis........                                                                  (66,622)       (66,622)
                                  ----------  ---------  -----------  ---------  -----------    ---------    -----------
Balance at September 30, 1996...  $  256,456  $  13,799  $ 1,740,903  $ 273,895  $    (1,860)   $  (8,430)   $ 2,274,763
                                  ==========  =========  ===========  =========  ===========    =========    ===========





See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months
                                                          Ended September 30
                                                         ---------------------
                                                           1996         1995
                                                         --------    ---------
                                                              (unaudited)
                                                         (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)......................................  $   6,247   $  (7,221)
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effect
  of acquisitions:
  Depreciation.........................................    180,122     140,538
  Amortization.........................................     53,519      50,583
  Equity in net losses of affiliated companies.........    101,257      59,665
  Deferred income taxes................................    (75,529)    (12,704)
  Gain on issuance of stock by affiliated companies....    (50,100)         --
  Gain on sale of affiliated companies.................     (4,640)    (10,201)
(Increase) decrease in accounts and notes receivable...     15,597     (14,600)
Increase in inventory..................................    (20,399)     (7,675)
Increase (decrease) in accounts payable and accrued
  expenses.............................................     (1,105)     24,187
Increase (decrease) in taxes payable...................    (35,842)      9,190
Other, net.............................................    (16,906)     15,627
                                                         ---------   ---------
     Net cash provided by operating activities.........    152,221     247,389
                                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...................................   (392,671)   (248,889)
Acquisitions, net of cash acquired.....................         --      15,860
Investments in affiliated companies....................   (241,984)   (482,901)
Proceeds from sale of businesses.......................    201,791      20,000
Proceeds from affiliated companies.....................         --     106,365
Other, net.............................................     (1,796)      1,233
                                                         ---------   ---------
     Net cash used in investing activities.............   (434,660)   (588,332)
                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of short-term debt, net........    366,322    (956,956)
Proceeds from issuance of debt.........................      4,969     907,714
Repayment of debt......................................     (5,080)    (17,645)
Proceeds from exercise of stock options................      1,158          --
Increase (decrease) in amounts due to
  Cox Enterprises, Inc.................................    (52,898)     41,508
Proceeds from issuance of Common Stock.................         --     357,031
Increase (decrease) in book overdrafts.................    (17,480)     26,976
                                                         ---------   ---------
     Net cash provided by financing activities..........   296,991     358,628
                                                         ---------   ---------

Net increase in cash...................................     14,552      17,685
Cash at beginning of period............................     39,166       3,346
                                                         ---------   ---------
Cash at end of period..................................  $  53,718   $  21,031
                                                         =========   =========

See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                            NINE MONTHS
                                                         ENDED SEPTEMBER 30
                                                        --------------------
                                                          1996         1995
                                                        -------      -------
                                                            (Unaudited)
                                                           (Thousands of
                                                              Dollars)
CASH PAID DURING THE PERIOD FOR:
   Interest (net of amounts capitalized)...............$ 78,888     $ 76,982
   Income taxes........................................ 143,095       29,369

NONCASH ACTIVITIES:
   Cox Common Stock issued in connection with the
      Time Mirror Merger...............................      --     $932,000
   Purchase of PCS license.............................      --      251,918
   Capital contributions by Cox Enterprises, Inc.......      --       40,991
   Capital lease additions.............................$  6,355       17,999
   Net gain on Teleport offering.......................  50,100           --


See notes to consolidated financial statements

                           Cox Communications, Inc.
            Notes to Consolidated Financial Statements (Unaudited)

                              September 30, 1996

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

     The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996 or any interim period.

2.   Summary of Significant Accounting Policies

     Earnings Per Common Share

     Cox became publicly traded on the New York Stock Exchange effective February 1, 1995. The earnings per common share calculation for the nine months ended September 30, 1995 is not disclosed as the dissimilarity of the previous capital structure of Cox precludes a meaningful comparison. Pro forma earnings per common share is presented for comparative purposes at Note 3.

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified for comparative purposes. In addition, certain revenue categories have been reclassified in order to more accurately reflect Cox's product offerings.

3.   Acquisitions and Dispositions of Businesses

     In April 1996, Cox exchanged its Williamsport, Pennsylvania cable television system serving approximately 24,500 customers for $13 million and a cable television system in East Providence, Rhode Island serving approximately 15,500 customers. No gain or loss resulted from this transaction.

     Also in April 1996, Cox sold certain cable television systems in the Ashland, Kentucky and Defiance, Ohio area for $136 million. These systems together served approximately 78,600 customers. No gain or loss resulted from this transaction.

     In October 1996, Cox and Time Warner Entertainment/Advance-Newhouse ("Time Warner") entered into an agreement whereby Cox agreed to trade its Myrtle Beach, South Carolina cable television system serving approximately 37,600 customers for Time Warner's Hampton and Williamsburg, Virginia cable television systems serving approximately 45,300 customers. The transaction also includes a Texas cable television system serving approximately 7,000 customers to be purchased by Cox and then immediately traded to Time Warner. No gain or loss is expected to be recorded for this transaction, which is expected to close in the first quarter of 1997.

     In August 1996, Cox and Tele-Communications, Inc. ("TCI") entered into an agreement to exchange certain cable television systems. Cox will exchange certain of its systems serving approximately 300,000 customers for certain of TCI's systems serving approximately 300,000 customers. Cox will receive TCI's systems serving customers in Bellevue/La Vista, Nebraska; Council Bluffs, Iowa; Chesapeake, Virginia; Scottsdale, Arizona; North Attleboro/Taunton, Massachusetts; Lincoln, Rhode Island; and Saint Bernard, Louisiana. TCI will receive Cox's systems serving customers in the greater Pittsburgh, Pennsylvania area; Spokane, Washington; Springfield, Illinois; Cedar Rapids, Iowa, the Quad Cities area of Illinois and Iowa; and Saginaw, Missouri. No gain or loss is expected to be recorded for this transaction, which is expected to close in the first quarter of 1997.

     In July 1996, Cox and Continental Cablevision, Inc. ("Continental") entered into an agreement whereby Cox agreed to trade certain cable television systems in western Massachusetts serving approximately 47,700 customers for Continental's cable television systems in James City and York County, Virginia and Pawtucket, Rhode Island serving approximately 48,500 customers. No gain or loss is expected to be recorded for this transaction, which is expected to close in the fourth quarter of 1996.

     Effective February 1, 1995, Cox, Cox Enterprises, Inc. ("CEI"), The Times Mirror Company ("Times Mirror") and New TMC Inc. consummated a merger (the "Merger"), pursuant to which Times Mirror (which, at the time of the Merger, was engaged only in the cable television business) merged with and into Cox. The following unaudited pro forma statement of income for the nine months ended September 30, 1995 presents the consolidated results of operations as if the Merger had occurred on January 1, 1995 and does not purport to be indicative of what would have occurred had the Merger been consummated as of that date nor is it necessarily indicative of the future operating results.

                                                                      Pro Forma
                                                                  Nine Months Ended
                                                                 September 30, 1995
                                                               ----------------------
                                                               (Thousands of dollars,
                                                                except per share data)
         Revenues:
           Standard service.........................................   $ 685,744
           New product tier.........................................       8,546
           Premium service..........................................     143,561
           Pay-per-view.............................................      34,069
           Advertising..............................................      48,959
           Satellite................................................      27,691
           Other....................................................      27,676
                                                                       ---------
             Total revenues.........................................     976,246

         Costs and expenses:
           Programming costs........................................     238,430
           Plant operations.........................................      99,890
           Marketing................................................      30,523
           General and administrative...............................     204,622
           Satellite operating and administrative...................      28,917
           Depreciation.............................................     148,464
           Amortization.............................................      54,465
                                                                       ---------
         Operating income...........................................     170,935
         Interest expense...........................................    (114,155)
         Equity in net losses of affiliated companies...............     (59,665)
         Gain on sale of affiliated companies.......................      10,201
         Other, net.................................................       9,082
                                                                       ---------
         Income before income taxes.................................      16,398
         Income taxes...............................................      26,189
                                                                       ---------
         Net loss...................................................   $  (9,791)
                                                                       =========

         Per share data:
         Net loss per share.........................................   $   (0.04)
         Weighted average number of common shares outstanding....... 257,628,976

4.   Investments

     In March 1996, Syntellect, Inc. ("Syntellect") merged with the operations of Telecorp Systems, Inc. ("Telecorp Systems"). As a result of this merger, Cox received an 8.6% interest in Syntellect in exchange for its 24.5% interest in Telecorp Systems. Cox recognized a gain of $4.6 million related to this transaction.

     In June 1996, Teleport Communications Group, Inc. ("TCGI") entered into a reorganization under which, among other things, its four stockholders, Cox, Comcast Corporation, Continental and TCI (collectively, the "Cable Stockholders") contributed to TCGI all of their partnership interests in TCG Partners, any additional interests in local joint ventures and debt and accrued interest owed by TCGI to the Cable Stockholders (the "Reorganization"). Following the Reorganization, TCGI conducted an initial public offering in which it sold 27,025,000 shares of Class A Common Stock (the "TCGI IPO"). Upon completion of the Reorganization and TCGI IPO, Cox owns 39,087,594 shares of TCGI's Class B Common Stock representing 29.8% of TCGI's Class B Common Stock, 24.6% of total shares outstanding and 29.1% voting interest. Each share of Class B Common Stock is convertible into one share of Class A Common Stock. As a result of the TCGI IPO, Cox recognized a pre-tax gain of $50.1 million.

5.   Debt

     Debt consists of:

                                                              September 30       December 30
                                                                 1996               1995
                                                              ------------------------------
                                                                 (Thousands of Dollars)
 Revolving credit facility, due December 18, 1996...........         --                   --
 Revolving credit facility, due December 20, 2000, 6.1%
   at September 30, 1996 and 6.3% at December 31, 1995......  $  488,544          $  866,800
 Commercial paper, due in varying amounts through
   November 22, 1996, interest at fixed rates ranging
   from 5.5% to 5.7%, net of unamortized discounts of
   $2,814...................................................     741,186                  --
 Medium-term notes, 7.19% Notes due August 9, 2006,
   net of unamortized discount of $31.......................       4,969                  --
 6 3/8% Notes, due June 15, 2000, net of unamortized
   discount of $1,232.......................................     424,120             423,944
 6 1/2% Notes, due November 15, 2002, net of
   unamortized discount of $671.............................     199,461             199,395
 6 7/8% Notes, due June 15, 2005, net of unamortized
   discount and hedging cost of $15,582.....................     361,052             360,235
 7 1/4% Debentures, due November 15, 2015, net of
   unamortized discount of $970.............................      99,101              99,066
 7 5/8% Debentures, due June 15, 2025, net of
   unamortized discount and hedging cost of $18,411.........     131,829             131,709
 Obligation to the FCC......................................     251,918             251,918
 Notes and debentures, due in varying amounts through
   2023, interest at fixed rates ranging from 7.125% to
   8.875%...................................................      41,804              41,804
 Capitalized lease obligations..............................      19,128              17,854
                                                             -----------         -----------
                                                             $ 2,763,112         $ 2,392,725
                                                             ===========         ===========

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

     In June 1996, Cox entered into a commercial paper program under which Cox may borrow $750 million. The commercial paper program is backed by committed revolving credit. The outstanding notes have maturities up to 270 days and interest rates based on market. During June, Cox borrowed $734.1 million under the commercial paper program to repay existing debt.

6.   Transactions with Affiliated Companies

     Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and CEI occurring periodically with interest at market rates (5.87% at September 30, 1996). Included in the amounts due to CEI are the following transactions:



                                                          (Thousands of Dollars)
     Balance, December 31, 1995..................................  $182,605
     Cash transferred to CEI.....................................   (40,887)
     Net operating reimbursement.................................   (12,250)
                                                                   --------
     Balance, September 30, 1996.................................  $129,468
                                                                   ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three and nine month periods ended September 30, 1996 and 1995 and the pro forma financial information included in Note 3 to the Consolidated Financial Statements.

Recent Acquisitions, Dispositions and Investments

U.S. Broadband Networks

     In April 1996, Cox exchanged its Williamsport, Pennsylvania cable television system serving approximately 24,500 customers for $13 million and a cable television system in East Providence, Rhode Island serving approximately 15,500 customers. No gain or loss resulted from this transaction.

     Also in April 1996, Cox sold certain cable television systems in the Ashland, Kentucky and Defiance, Ohio area for $136 million. These systems together served approximately 78,600 customers. No gain or loss resulted from this transaction.

     In October 1996, Cox and Time Warner entered into an agreement whereby Cox agreed to trade its Myrtle Beach, South Carolina cable television system serving approximately 37,600 customers for Time Warner's Hampton and Williamsburg, Virginia cable television systems serving approximately 45,300 customers. The transaction also includes a Texas cable television system serving approximately 7,000 customers to be purchased by Cox and then immediately traded to Time Warner. No gain or loss is expected to be recorded for this transaction, which is expected to close in the first quarter of 1997.

     In August 1996, Cox and TCI entered into an agreement to exchange certain cable television systems. Cox will exchange certain of its systems serving approximately 300,000 customers for certain of TCI's systems serving approximately 300,000 customers. Cox will receive TCI's systems serving customers in Bellevue/La Vista, Nebraska; Council Bluffs, Iowa; Chesapeake, Virginia; Scottsdale, Arizona; North Attleboro/Taunton, Massachusetts; Lincoln, Rhode Island; and Saint Bernard, Louisiana. TCI will receive Cox's systems serving customers in the greater Pittsburgh, Pennsylvania area; Spokane, Washington; Springfield, Illinois; Cedar Rapids, Iowa, the Quad Cities area of Illinois and Iowa; and Saginaw, Missouri. No gain or loss is expected to be recorded for this transaction, which is expected to close in the first quarter of 1997.

     In July 1996, Cox and Continental entered into an agreement whereby Cox agreed to trade certain cable television systems in western Massachusetts serving approximately 47,700 customers for Continental's cable television systems in James City and York County, Virginia and Pawtucket, Rhode Island serving approximately 48,500 customers. No gain or loss is expected to be recorded for this transaction, which is expected to close in the fourth quarter of 1996.

Three Months Ended September 30, 1996 Compared with Three Months Ended September
     30, 1995

     Revenues for the three months ended September 30, 1996 were $363.8 million, a 9% increase over revenues of $335.1 million for the three months ended September 30, 1995. Basic customers were 3,235,442 at September 30, 1996. Adjusting for the acquisitions and sales of cable systems during 1996 and 1995, total revenues increased 10% and basic customers grew 2.5% compared to the third quarter of 1995.

     Standard service revenues for the third quarter of 1996 grew 5% over the same period in 1995 to $245.9 million. Adjusting for the acquisitions and sales of cable systems, standard service revenues increased 8% compared to the same period in 1995 due to a larger customer base and rate increases during the fourth quarter of 1995. These rate increases reflected channel additions and the allowable pass-through of inflation adjustments and external costs, primarily programming fee increases.

     Premium service revenues for the current quarter were $47.3 million, down 1% from the third quarter of 1995. However, adjusting for the acquisitions and sales, premium service revenues were consistent with the same quarter in 1995. The average premium channel rate per unit was lower in the current quarter as compared to the same period in 1995 due to the April 1996 launch of a three-for-one premium channel promotion. This promotion boosted growth in premium units to 2,044,019 at September 30, 1996 compared to 1,835,363 at September 30, 1995.

     Pay-per-view revenues for the third quarter of 1996 were $10.2 million, down 20% from the same period in 1995 primarily as a result of the Tyson/McNeeley boxing event in 1995. Advertising revenues increased 22% to $21.5 million primarily as a result of additional revenues from a Sprint campaign.

     Revenues from satellite operations (PrimeStar and Cox Satellite Programming) were $22.0 million for the current quarter, an 111% increase over revenues of $10.5 million for the same quarter in 1995 as PrimeStar customers increased from 40,885 at September 30, 1995 to 103,004 at September 30, 1996.

     Programming costs were $88.0 million for the third quarter of 1996, an increase of 8% over the comparable period in 1995 due primarily to Cox's larger customer base and the offering of additional channels. Plant operations expenses increased 12% to $35.8 million due to additional salaries and benefits associated with Cox's increased focus on customer retention programs. Marketing costs were $11.0 million for the current quarter, a 3% decrease from the third quarter of 1995 primarily due to increased marketing reimbursements from programmers. General and administrative expenses for the third quarter of 1996 decreased slightly to $71.6 million due to efficiencies gained through continued implementation of the shared services initiative offset by costs associated with the development of high-speed data and telephony services.

     Operating income before depreciation and amortization ("EBITDA") is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA for the third quarter of 1996 was $138.1 million, an 8% increase over EBITDA of $128.4 million for the third quarter of 1995. Adjusting for the sales and acquisitions of cable systems, EBITDA growth was 9% over the third quarter of 1995. Included in EBITDA is a contribution from satellite operations of $2.7 million for the current quarter as compared to $0.6 million in the third quarter of 1995.

     The EBITDA margin (EBITDA as a percentage of revenues) for the current quarter was 38.0%, a slight decrease from 38.3% for the third quarter of 1995 due to the up-front marketing costs associated with the strong growth of the satellite business. Excluding satellite operations, the cable EBITDA margin for the current quarter was 39.6%, a slight increase over the third quarter of 1995. The cable EBITDA margin also includes the additional costs associated with the development of new high-speed data and telephony services.

     Depreciation was $61.0 million for the third quarter of 1996, a 19% increase compared to the third quarter of 1995, reflecting the continued upgrade of the broadband network. Operating income for the third quarter of 1996 was $59.6 million, a 1% increase compared to the same period in 1995.

     Interest expense for the current quarter was $37.0 million, a 2% decrease from the third quarter of 1995 due to the capitalization of interest expense on debt incurred to fund Sprint Spectrum. Total interest costs, excluding capitalized interest of $10.8 million and $6.1 million for the third quarter of 1996 and 1995, respectively, increased 8.9% due primarily to the increase in total debt outstanding. Equity in net losses of affiliated companies was $53.2 million, a $27.6 million increase over the prior year due to increased losses from Sprint Spectrum and new programming ventures which were partially offset by the elimination of losses from SBC CableComms as a result of the SBC/TeleWest merger in October 1995.

     Net loss for the current quarter was $28.1 million as compared to net loss of $14.0 million for the third quarter of 1995.

Nine Months Ended September 30, 1996 Compared with Pro Forma Nine Months Ended
     September 30, 1995

     The pro forma results discussed below reflect the Merger and related transactions as if these transactions had occurred on January 1, 1995.

     Revenues for the nine months ended September 30, 1996 were $1,078.6 million, a 10% increase over revenues of $976.2 million for the nine months ended September 30, 1995. Basic customers were 3,235,442 at September 30, 1996. Adjusting for the acquisitions and sales of cable systems during 1995 and 1996, basic customers grew 2.5% over customers at September 30, 1995.

     Standard service revenues for the first nine months of 1996 grew 8% over the same period of 1995 to $740.0 million due to the larger customer base and rate increases during the fourth quarter of 1995. These rate increases reflected channel additions and the allowable pass-through of inflation adjustments and external costs, primarily programming fee increases.

     Premium service revenues for the nine months ended September 30, 1996 were $142.7 million, down 1% from the same period in 1995. The average premium channel rate per unit decreased during 1996 due to the February and April 1996 promotions which offered two-for-one and three-for-one premium channels, respectively. These promotions boosted growth in premium units to 2,044,019 at September 30, 1996 from 1,835,363 at September 30, 1995. Pay-per-view revenues were $33.0 million, a 3% decrease from the nine months ended September 30, 1995 due primarily to the Tyson/McNeeley boxing event in the third quarter of 1995. Advertising revenues increased 17% to $57.5 million reflecting continued gains in national account revenue and new customers such as Sprint.

     Revenues from satellite operations (Cox Satellite Programming and PrimeStar) were $58.9 million for the nine months ended September 30, 1996, a 113% increase over revenues of $27.7 million for the same period in 1995 as PrimeStar customers increased from 40,885 at September 30, 1995 to 103,004 at September 30, 1996.

     Programming costs increased 10% due primarily to Cox's larger customer base and the offering of additional channels. Marketing costs increased 9% as a result of sales programs associated with the premium channel promotions and an increase in advertising. General and administrative expenses increased 5% due to the increase in salaries and benefits associated with Cox's larger customer base and the development of new services.

     EBITDA for the nine months ended September 30, 1996 was $410.1 million, a 10% increase over EBITDA of $373.9 million for the same period in 1995. Included in EBITDA is a contribution from satellite operations of $6.4 million for the nine months ended September 30, 1996 as compared to a loss of $1.2 million for the same period in 1995.

     The EBITDA margin for the first nine months of 1996 was 38.0%, a slight decrease from 38.3% for the first nine months of 1995 due to the up-front marketing costs associated with the strong growth of the satellite business. Excluding satellite operations, the EBITDA margin for the nine months ended September 30, 1996 was 39.6% which was in line with the same period in 1995. The 1996 margin also reflects expenses related to the development of new services.

     Depreciation increased 21% to $180.1 million, reflecting the continued upgrade of the broadband network and acceleration of the depreciation of analog converters. Operating income for the nine months ended September 30, 1996 was $176.4 million, a 3% increase compared to the same period in 1995.

     Interest expense decreased 7% to $105.8 million due to the capitalization of interest expense on debt incurred to fund Sprint Spectrum. Equity in net losses of affiliated companies was $101.3 million, a $41.6 million increase over the prior year due to increased losses from Sprint Spectrum and new programming ventures which were partially offset by the elimination of losses from SBC CableComms as a result of the SBC/TeleWest merger. A gain on issuance of stock by affiliated companies of $50.1 million was recognized in the second quarter of 1996 as a result of the initial public offering of Teleport. A gain on sale of affiliated companies of $4.6 million was recognized in the first quarter of 1996 as a result of the merger of Telecorp Systems and Syntellect.

     Net income for the nine months ended September 30, 1996 was $6.2 million as compared to a net loss of $9.8 million for the nine months ended September 30, 1995.

Nine Months Ended September 30, 1996 Compared with Nine Months Ended
     September 30, 1995

     Revenues for the nine months ended September 30, 1996 were $1,078.6 million, a 13% increase over revenues of $934.4 million for the comparable period of 1995. EBITDA for the first nine months of 1996 was $410.1 million, a 15% increase as compared to $356.8 million for the first nine months of 1995. Operating income for the nine months ended September 30, 1996 was $176.4 million, a 7% increase from the comparable period of 1995. Equity in net losses of affiliated companies increased $41.6 million due to increased losses from Sprint Spectrum and new programming ventures which were partially offset by the elimination of losses from SBC CableComms as a result of the SBC/TeleWest merger. A gain on issuance of stock by affiliated companies of $50.1 million was recognized in the second quarter of 1996 as a result of the initial public offering of Teleport. A gain on sale of affiliated companies of $4.6 million was recognized in the first quarter of 1996 as a result of the merger of Telecorp Systems and Syntellect. Net income for the nine months ended September 30, 1996 was $6.2 million as compared to a net loss of $7.2 million for the nine months ended September 30, 1995.

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

     Capital expenditures in 1996 are expected to be approximately $400 million for cable television operations, $85 million for telephony-related upgrades and $70 million for reception equipment for PrimeStar satellite customers. During the nine months ended September 30, 1996, Cox made capital expenditures of $392.7 million.

     Funding requirements in 1996 for investments in affiliated companies are expected to be approximately $209 million for Sprint Spectrum and PhillieCo and $47 million for programming ventures, PrimeStar Partners and other investments. During the nine months ended September 30, 1996, Cox funded approximately $187.7 million for Sprint Spectrum and other telephony investments and $54.3 million to PrimeStar Partners, Outdoor Life, Speedvision and various other programming interests.

Sources of Cash

     Cox generated $152.2 million from operating activities during the first nine months of 1996. Proceeds from sale of businesses of $201.8 million represents the sales of the Texarkana and the Ashland and Defiance systems and the trade of the Williamsport system. In addition, Cox borrowed $366.3 million of short-term debt during the nine months ended September 30, 1996.

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

     In June 1996, Cox entered into a commercial paper program under which Cox may borrow $750 million. The commercial paper program is backed by committed revolving credit. The outstanding notes have maturities up to 270 days and interest rates based on market. During June, Cox borrowed $734.1 million under the commercial paper program to repay existing debt.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27  -- Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1996:

              A Current Report on Form 8-K was filed on August 9, 1996, which included certain exhibits in Item 7 of the report, in connection with a medium-term note offering disclosed in the Form S-3 shelf registration statement (File No. 333-3766).

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Cox Communications, Inc.




Date:  November 12, 1996                  /s/ Jimmy W. Hayes
                                          ----------------------------------
                                          Jimmy W. Hayes
                                          Senior Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)