Form 10-K
period 1996-12-31
COX COMMUNICATIONS INC /DE/
filed 1997-03-28
CIK 25305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 1-06590

                    [COX COMMUNICATIONS LOGO APPEARS HERE]

                                 COMMUNICATIONS
                            COX COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             58-2112281
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


1400 LAKE HEARN DRIVE, ATLANTA, GEORGIA                           30319
(Address of principal executive offices)                       (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 843-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                     Class A Common Stock, $1.00 par value

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES [X]   NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENTS TO THIS FORM 10-K. [ ]

AS OF MARCH 6, 1997, THE AGGREGATE MARKET VALUE OF THE CLASS A COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $1,438,696,301 BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE.

THERE WERE 256,511,695 SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MARCH 6, 1997.
THERE WERE 13,798,896 SHARES OF CLASS C COMMON STOCK OUTSTANDING AS OF MARCH 6, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Stockholders are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                           COX COMMUNICATIONS, INC.
                         1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                                                 PART I

Item 1.      Business....................................................................................   3
Item 2.      Properties..................................................................................  36
Item 3.      Legal Proceedings...........................................................................  37
Item 4.      Submission of Matters to a Vote of Security Holders.........................................  37


                                                PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................  37
Item 6.      Selected Financial Data.....................................................................  37
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................................  38
Item 8.      Financial Statements and Supplementary Data.................................................  38
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..................................................................................  38

                                                  PART III

Item 10.     Directors and Executive Officers of the Registrant..........................................  38
Item 11.     Executive Compensation......................................................................  38
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................  38
Item 13.     Certain Relationships and Related Transactions..............................................  38

                                                 PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................  39


 SIGNATURES..............................................................................................  42

                                     PART I

ITEM 1.  BUSINESS

  Cox Communications, Inc. ("Cox") is the fifth largest operator of cable television systems in the United States and is a fully integrated, diversified media and broadband communications company with operations and investments in three related areas: (i) U.S. broadband networks; (ii) cable television programming; and (iii) United Kingdom ("U.K.") broadband networks.

  Cox is an indirect 75.2% owned subsidiary of Cox Enterprises, Inc. ("CEI"). CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States with consolidated revenues in 1996 of $4.6 billion. CEI, which has a 98-year history in the media and communications industry, publishes 18 daily newspapers and owns or operates 11 television stations in addition to its interest in Cox. Through its majority-owned subsidiary Cox Radio, Inc., CEI owns or operates 22 radio broadcast stations. Through Manheim Auctions, CEI is also the world's largest operator of auto auctions.

  Cox's business strategy is the development and implementation of new services for its customers by capitalizing on its highly clustered cable television systems, its industry leading position in upgrading the technological capabilities of its broadband networks and its commitment to customer service. Cox believes that an integrated package of existing multichannel video and new services, such as enhanced video, high-speed Internet access and telephony, including personal communication services ("PCS"), will enhance Cox's ability to acquire and retain customers while increasing revenues per customer.

  In addition, Cox has sought to utilize its expertise and position as one of the nation's premier cable television companies to invest in programming, telecommunications and technology companies which are complementary to Cox's business strategy. Cox believes that these investments have contributed substantially to the growth of its core broadband communications business and that its leadership position in broadband communications has facilitated the growth of these investments. Cox seeks to utilize insights gained from the integrated operations of its cable television systems and related programming, telecommunications and technology investments to continue its leadership in the broadband communications industry by anticipating and capitalizing upon long-term industry trends.

U.S. BROADBAND NETWORKS

BUSINESS STRATEGY

  Cox's strategy for its U.S. broadband network is to capitalize on the strength of its current cable television business to provide customers with an integrated package of existing multichannel video and new services, including enhanced video, high-speed Internet access and telephony, including PCS. Cox believes that the long-term competitive advantages of clustering, its aggressive investment in the technological capabilities of its broadband network and its commitment to customer service will enhance Cox's ability to acquire and retain customers while increasing revenues per customer in a competitive environment.

  CLUSTERING. As an integral part of its broadband communications strategy, Cox has continually sought the advantages and efficiencies of operating large cable television clusters. Including the effects of the exchanges of cable television systems in the first quarter of 1997, approximately 82% of Cox's customers will be served by Cox's nine largest clusters. These nine clusters will average over 300,000 customers each. See "-- Cable Television Business -- Operating Data." Communities served by Cox's systems have an average household income of approximately $40,000, versus the national average of $33,500. Large cable television clusters enable Cox to reduce expenses through the consolidation of marketing and support functions and to place more experienced management teams at the system level who are better equipped to meet the new regulatory and competitive challenges of today's telecommunications industry. Large operating clusters will also increase the speed and effectiveness of Cox's new product and services deployment, enhancing its ability to increase both customers and revenues.

  Cox has and will continue to make strategic acquisitions of contiguous cable television systems to create and expand large clusters, while disposing of cable operations in non-strategic regions. In the past year, Cox has made the following acquisitions and exchanges of cable television systems:

  In January 1996, Cox acquired a cable television system serving approximately 51,000 customers in Newport News, Virginia, for approximately $122.3 million. Cox operates this system as part of its cluster in Hampton Roads, Virginia.

  In April 1996, Cox exchanged its Williamsport, Pennsylvania cable television system serving approximately 24,500 customers for $13 million and an East Providence, Rhode Island system serving approximately 15,500 customers.

  In January 1997, Cox and Tele-Communications, Inc. ("TCI") exchanged certain cable television systems with the result that Cox increased the size of its existing clusters in Hampton Roads, Phoenix, New Orleans, Rhode Island, and Omaha and disposed of several non-strategic cable television systems. Cox and TCI each exchanged more than 300,000 customers.

  In January 1997, Cox exchanged its western Massachusetts cable television systems serving approximately 48,000 customers for Continental Cablevision's James City and York County, Virginia and Pawtucket, Rhode Island systems serving approximately 49,000 customers.

  In March 1997, Cox exchanged its Myrtle Beach, South Carolina cable television system serving approximately 42,000 customers for Time Warner's Hampton and Williamsburg, Virginia systems serving approximately 45,000 customers. This transaction also included a Texas cable television system serving approximately 7,000 customers which was purchased by Cox and immediately traded to Time Warner.

  Through the exchanges set forth above, Cox has increased the approximate size of its Phoenix cluster 15% to 513,000 customers, its New England cluster 97% to 410,000 customers, its Hampton Roads cluster 46% to 383,000 customers, its New Orleans cluster 7% to 271,000 customers and its Omaha cluster 41% to 149,000 customers.

   TECHNOLOGY AND CAPITAL IMPROVEMENTS. Cox emphasizes high technical standards for its cable television clusters. Cox continues to deploy fiber optic cable and to upgrade the technical quality of its hybrid fiber-coaxial ("HFC") broadband network. The result is a significant increase in channel capacity, facilitating the delivery of additional programming and services such as enhanced video, high-speed Internet access and telephony, including PCS. Cox's aggressive investment in its broadband network upgrade will allow it to offer these services more quickly, increasing revenues and cash flows.

  Cox strives to maintain the highest technological standards in the industry. Cox's U.S. cable television systems have bandwidth capacities ranging from 400MHz to 750MHz, which permits carriage of 54 to 112 analog channels. At the end of 1996, approximately 93% of Cox's network had at least 54-channel capacity, and 100% of its cable television subscribers were served by addressable technology. Cox anticipates that approximately 87% of its customers will be served by broadband networks with at least 78 analog channels of capacity by the end of 1998. In Cox's nine largest systems, by the end of 1997, 75% of its customers will have access to 550MHz or 750 MHz capacity and 2 million customers will be able to receive two-way services.

  In addition, Cox plans to deploy digital compression converters in several of its markets by the end of 1997. Digital compression will enable Cox to increase the channel capacity of its cable television systems to more than 100 channels. Cox believes that the cable television system upgrades, along with the distribution of digital compression technology, will provide its customers with greater programming diversity, better picture quality, improved reliability, and enhanced customer service.

  In addition to increasing channel capacity, Cox's aggressive investment in technology has improved the reliability of its service. Cox's HFC broadband networks had a 99.986% reliability rate in 1996, as measured by average customer minutes of outage per year, which is comparable to the BellCore standard of 99.989% utilized by the RBOCs. Cox's fiber optic network design of ring-in-ring architecture provides significant improvements over existing non-ring network architecture in capability, flexibility, and reliability, without creating additional cost. Once ring-in-ring architecture is fully deployed, Cox expects the reliability of its broadband networks to exceed the BellCore standard, which will afford Cox the opportunity to provide competitive residential telephony and other communications services in its systems.

  All of Cox's cable television systems utilize addressable technology and approximately 50% of Cox's customers have addressable converters. Addressable technology enables Cox to control electronically the services delivered to each customer. Cox can upgrade, downgrade, or disconnect services to an addressable customer immediately, without the delay or expense of dispatching a technician to the home. In addition, Cox is able to offer its customers pay-per-view programming, generally consisting of recently released movies and special events. Addressable technology also helps Cox reduce pay service theft and is an effective enforcement tool in the collection of delinquent payments.

  CUSTOMER AND COMMUNITY SERVICE. Strong customer service is a key element of Cox's long-term business strategy to develop and implement new services for its customers. Cox has always been committed to customer service and has been recognized by several industry groups as a leader in providing quality customer service. In 1996, Cox was distinguished by J.D. Power & Associates for achieving highest overall customer satisfaction among cable television users in the first study on the cable television industry. Cox outplaced six other leading cable television companies in all areas impacting customer satisfaction, including: cost of service, reception quality, programming, corporate image and customer service and billing. Cox systems have won the "Customer is Key Award" nine times, more than all other cable companies combined. The award is presented by CTAM (Cable & Telecommunications: A Marketing Society) for outstanding customer service in the cable television industry. Cox anticipates that its high level of customer satisfaction will help it compete more effectively in the delivery of new services such as enhanced video, high-speed Internet access and telephony, including PCS, to its customers. Cox places special emphasis on training its customer contact employees and has developed customer service standards and programs that exceed national customer service standards developed by the National Cable Television Association ("NCTA") and the Federal Communications Commission ("FCC"). Cox also has sought to meet the needs of its customers by deploying, in many of its U.S. cable television systems, user-friendly technology such as automatic response units ("ARUs"), automatic number identification ("ANI") telephone equipment and "impulse" pay-per-view capability, all of which provide added convenience to customers. The use of these technologies facilitates the processing of customer inquiries and service orders and aids in the marketing of existing and new services.

  A key element of Cox's community service is enhancing education through the use of cable technology and programming. Cox currently participates in four education initiatives. First, Cox participates in a national initiative, Cable in the Classroom, which offers commercial free programming with lesson plans free of charge to schools. Second, under the Cox Line to Learning program, Cox plans to install a cable modem with high-speed Internet access free of charge in
certain schools as it upgrades its broadband network.   Third, Cox has
established model technology schools in Chula Vista, California, Omaha, Nebraska, Warwick, Rhode Island and Norfolk, Virginia, where it is testing future services, such as interactive fiber optic links to local colleges, to determine their value in the classroom. Additionally, Cox has established a Multimedia Academy to train educators, parents, students and community leaders about the use of multimedia technology as an educational tool.

  TELEPHONY. Cox believes that cable television companies are well suited to take a leading position in the telephony business. Cable television's HFC broadband networks have improved significantly in the past five years with the advent of low-cost broadband fiber optic technology, which has provided the level of performance and reliability necessary to compete in the evolving telecommunications market. By providing local telephony services and reselling long distance services, Cox will access a portion of a revenue market as large as $180 million for telephony services, which is more than seven times larger than the existing cable television market. Additionally, Cox owns an interest in Teleport Communications Group Inc. ("TCGI"), the nation's largest competitive local exchange carrier. See "--Telephony and High-Speed Internet Access Businesses -- Teleport Communications Group Inc."

  Cox believes in the revenue opportunities of wireless communications. Cox has been a leader in developing PCS, an advanced, digital, wireless telephone technology. For its innovative efforts in developing PCS, Cox was awarded a pioneer preference license for the Los Angeles-San Diego Major Trading Area ("MTA"), an area with a population of more than 21 million. See " -- Telephony and High-Speed Internet Access Businesses - Cox Communications PCS, L.P." Cox believes that the use of the HFC broadband network and new digital wireless technologies will continue to position the cable industry as a viable competitor for local exchange carrier ("LEC") services.

  Additionally, to enhance Cox's entry into this new wireless communications market, Cox joined TCI, Comcast Corporation ("Comcast") and Sprint Corporation ("Sprint") to create Sprint Spectrum Holding Company L.P. (with its subsidiaries, "Sprint PCS") with the goal of gaining a significant share of the wireless communications market. See "--Telephony and High-Speed Internet Access Businesses -- Sprint PCS." The partners are developing an integrated, national wireless voice and data system, which the partners will promote using the "Sprint PCS" brand name and cross-promote with cable services and products branded by Cox, TCI and Comcast in their respective cable television systems.

  SATELLITE TELEVISION. Cox is involved in the business of delivering television programming via direct broadcast satellite ("DBS"). Cox owns a 10.4% interest in PrimeStar Partners L.P. ("PrimeStar"), the nation's second-largest DBS operator with 1.6 million customers as of December 31, 1996. See "-- Other Telecommunications and Technology Investments - PrimeStar Partners, L.P." In addition to being an investor in PrimeStar, Cox, as part of its consolidated operations, currently distributes the PrimeStar service to more than 130,000 customers.

  HIGH-SPEED INTERNET ACCESS. The use of computers, online services and the Internet has increased significantly over the last few years. For example, over the last ten years the number of Internet hosts has increased from 10,000 to over 10 million. Cox believes in the revenue opportunities of Internet related services and is taking advantage of these opportunities by developing and providing high-speed Internet access and work-at-home services via its advanced
HFC broadband network.   By using a cable modem and the broadband network, users
can access the Internet at speeds up to hundreds of times faster than existing telephone modems. To enhance Cox's entry into the cable based high-speed Internet access market, Cox acquired an interest in At Home Corporation. See "- -Telephony and High-Speed Internet Access Businesses -- @Home." In December 1996, Cox launched high-speed Internet access, offered as Cox @Home Network, in Orange County, California. Cox plans to introduce the service in additional markets in 1997.

  OTHER ALTERNATIVE REVENUE SOURCES. Implementation of Cox's business strategy will allow Cox to develop revenue sources ancillary to its core cable television, telephony and high-speed Internet access businesses. In recent years, Cox has increasingly generated revenues from additional sources such as advertising, pay-per-view and home shopping.

  Cox derives revenues from the sale of advertising time on satellite-delivered networks such as ESPN, MTV and CNN. Currently, Cox inserts advertising on approximately 15 channels in each of its cable television systems. Local cable television advertising is often more effective and less expensive than alternative local advertising sources. As such, Cox expects continued strong growth in this revenue source. In addition, Cox participates in the national and regional cable television advertising market through its investment in

National Cable Communications, L.P. ("NCC"), a partnership which represents cable television companies to advertisers. NCC is the largest representation firm in spot cable advertising sales.

  Cox believes that the growing number of addressable homes, the addition of channels offering pay-per-view movies and events (such as boxing matches and concerts) and its increasing pay-per-view marketing expertise will lead to increases in Cox's pay-per-view revenue stream. In addition, Cox is continuing its efforts to increase the performance of the pay-per-view sector through the use of automated phone ordering procedures and preview channels. With future impulse ordering technology, Cox hopes to further the growth of pay-per-view services. The implementation of digital compression technology, and the resulting increase in channel capacity, will give Cox "near video-on-demand" capabilities, and further increase pay-per-view purchases.

CABLE TELEVISION BUSINESS

  Cox's domestic cable television operations represent the core element of its integrated broadband communications strategy. Including the effects of the exchanges of cable television systems in the first quarter of 1997, Cox owns and operates cable television systems organized into 18 locally managed clusters in 13 states. These clusters pass approximately 5.0 million homes and provide service to approximately 3.2 million customers. The foregoing excludes approximately 82,500 customers represented by Cox's 50% ownership interest in a joint venture with Time Warner Entertainment Company, L.P., which owns two additional cable television systems in Fort Walton Beach, Florida and Staten Island, New York, which, as of December 31, 1996, passed approximately 237,000 homes and provided service to approximately 165,000 customers. Cox's U.S. cable television systems are diversified geographically and are not dependent on the economic viability of any one particular region.

  Cox's U.S. cable television systems offer customers packages of basic and cable programming services consisting of television signals available off-air, a limited number of television signals from so-called "super stations," numerous satellite-delivered non-broadcast channels (such as Cable News Network, MTV:
Music Television, USA Network, ESPN, Arts and Entertainment Channel, The Discovery Channel, The Learning Channel, Turner Network Television and Nickelodeon), displays of information featuring news, weather, stock and financial market reports and public, governmental and educational access channels. In some systems, these satellite-delivered non-broadcast services are offered at a per channel charge or are packaged together to form a tier of services offered at a discount from the combined per channel rate. Cox's cable television systems also provide premium television services to their customers for an extra monthly charge. Such services (including Home Box Office ("HBO"), Showtime, Cinemax and regional sports networks) are satellite-delivered channels that consist principally of feature motion pictures presented without commercial interruption, sports events, concerts and other entertainment programming. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium television services, which constitute the principal sources of revenues to Cox.

  OPERATING DATA. The following table indicates the growth of Cox's cable television systems by summarizing the number of homes passed by cable, basic customers, premium service units, penetration levels and average monthly revenue per basic customer as of December 31 for each of the five years set forth below:

                                            1996         1995         1994         1993         1992
                                         -----------  -----------  -----------  -----------  -----------
       Homes passed(a)..................  5,016,749    5,005,858    2,878,857    2,838,197    2,745,491
       Basic customers(b)...............  3,259,384    3,248,759    1,851,726    1,784,337    1,722,007
       Basic penetration(c).............       65.0%        64.9%        64.3%        62.9%        62.7%
       Premium service units(d).........  2,000,673    1,827,068    1,203,606    1,205,587    1,249,673
       Premium penetration(e)...........       61.4%        56.2%        65.0%        67.6%        72.6%
       Average monthly revenues per
         basic customer(f)(g)...........     $37.40       $34.72       $33.75       $33.65       $31.97
----------

(a) A home is deemed to be "passed" if it can be connected to the distribution system without any further extension of the distribution plant.
(b) A home with one or more television sets connected to a cable television system is counted as one basic service customer.
(c) Basic customers as a percentage of homes passed by cable.
(d) Premium service units include single or multi-channel services offered for a monthly fee per service.
(e) Premium service units as a percentage of basic customers. A basic service customer may purchase more than one premium service, each of which is counted as a separate premium service unit.
(f) Average for each period presented.
(g) Includes revenues associated with competitive access and PrimeStar operations.

  The following table is a summary of certain operating data as of December 31, 1996 for Cox's U.S. cable television clusters:

                                                          ACTUAL                PRO FORMA(a)
                                                    HOMES       BASIC              BASIC
TOP NINE CLUSTERS:                                  PASSED    CUSTOMERS          CUSTOMERS
------------------                                ---------  ---------         ------------
Phoenix, AZ.....................................    864,535    450,303           512,965
San Diego, CA...................................    687,531    472,060           472,060
New England.....................................    363,981    258,019           410,355
Hampton, Roads, VA..............................    410,684    261,226           383,026
New Orleans, LA.................................    427,793    253,741           270,637
Orange County, CA...............................    328,719    248,359           248,359
Omaha, NE.......................................    162,337     98,825           149,352
Pensacola/Ft. Walton Beach, FL (b)..............    193,759    145,218           145,218
Oklahoma City, OK...............................    203,610    116,624           116,624
                                                  --------------------         ---------
      SUBTOTAL TOP NINE.........................  3,642,949  2,304,375         2,708,596

OTHER SYSTEMS:
--------------
Santa Barbara/Bakersfield, CA...................    129,613     90,125            90,125
Gainesville/Ocala, FL...........................    116,798     86,606            86,606
Coshocton/Newark, OH............................    108,898     84,618            84,618
Lubbock/Midland, TX.............................    132,399     76,317            76,317
Middle Georgia..................................    107,588     72,315            72,315
Cleveland, OH...................................     98,664     70,677            70,677
Roanoke, VA.....................................     77,555     56,773            56,773
Lafayette, IN...................................     49,292     38,124            38,124
Humboldt, CA....................................     43,231     32,231            32,231
Quad Cities/Cedar Rapids, IA....................    163,871    111,444                --
Spokane, WA.....................................    132,980     90,600                --
Springfield, IL.................................     71,382     49,139                --
Western Massachusetts...........................     64,475     47,887                --
Saginaw, MI.....................................     54,647     35,916                --
Myrtle Beach, SC................................     54,551     42,230                --
Washington, PA..................................     48,253     36,575                --
                                                  --------------------         ---------
     Subtotal Other Systems.....................  1,454,197  1,021,577           607,786
                                                  --------------------         ---------
TOTAL (INCLUDING FT. WALTON BEACH) (b)..........  5,097,146  3,325,952         3,316,382

TOTAL (EXCLUDING FT. WALTON BEACH)..............  5,016,749  3,259,384         3,249,814
----------

  (a) The pro forma customer count includes the effects of the TCI and Continental exchanges completed in January 1997 and the Time Warner exchange completed in March 1997. The actual customer counts for the TCI, Continental and Time Warner systems will be lower when conformed to Cox's methodology of counting customers.

  (b) Includes the Ft. Walton Beach, Florida system which is managed as part of Cox's Pensacola cluster. The system is 50% owned by Cox through a partnership with Time Warner. This partnership also owns a system in Staten Island, New York which is managed by Time Warner.

  FRANCHISES. Cable television systems are constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, service standards including number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as amended by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Act").

  As of March 6, 1997, Cox held 225 franchises. These franchises provide for the payment of fees to the issuing authority. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. For each of 1996, 1995 and 1994, franchise fee payments made by Cox averaged approximately 4% of gross revenues.

  Cox has never had a franchise revoked. The 1984 Cable Act provides for an orderly franchise renewal process, and it establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. A franchising authority may not unreasonably withhold the renewal of a franchise. If a franchise renewal is denied and the system is acquired by the franchise authority or a third party, then the franchise authority must pay the operator the "fair market value" for the system covered by the franchise, but with no value allocated to the franchise itself. Cox believes that it has satisfactory relationships with its franchising communities.

  PROGRAMMING SUPPLIERS. Cox has various contracts to obtain basic and premium programming from program suppliers whose compensation is typically based on a fixed fee per customer or a percentage of Cox's gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to Cox. Cox's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Cox's programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to Cox's customers, increased costs to produce or purchase programming, inflationary increases and other factors. Increases in the cost of programming services have been offset in part by additional volume discounts as a result of the growth of Cox and its success in selling such services to its customers. Cox believes that it will continue to have access to programming services at reasonable cost levels.

TELEPHONY AND HIGH-SPEED INTERNET ACCESS BUSINESSES

  Cox actively seeks to develop and introduce new services that capitalize on the capabilities of its advanced broadband platform. Accordingly, business and residential telephony services and high-speed Internet access are a developing part of Cox's business strategy. Cox has made commitments to wireline and wireless telephony and the high-speed Internet access businesses directly and through its investments in related entities.

  WIRELINE. In 1996 Cox began delivering local phone service over its broadband network in two test markets and commercially offered phone service to residents of an apartment complex in Orange County, California. In 1997 Cox will launch local phone service to residential and commercial customers in additional markets. Additionally, through its wholly-owned subsidiary, Cox Fibernet, Cox provides access for voice and data services to its customers in three markets thereby allowing information-intensive businesses alternatives to the local phone companies for access to an array of telecommunications services. Cox also owns a 24.6% interest in TCGI. See "--Teleport Communications Group Inc."

  Cox intends to selectively upgrade its broadband network to provide residential telephone services. The timing and location of Cox's deployment of residential telephone services will depend on numerous factors, including regulatory approvals and technical advances. Cox's residential telephony subsidiaries have either been certified as a competitive local exchange carrier ("CLEC") or have applications pending for CLEC status in eight states. Cox has executed interconnection agreements with the incumbent LEC in several states, has arbitrated several agreements and is in the process of negotiating interconnection agreements in several others. Competition for residential telecommunications will be driven by competitive pricing, advanced features and packaging of services.

  SPRINT PCS. Sprint PCS engages in the business of providing wireless communications services, primarily PCS. Sprint PCS is in the process of building a seamless integrated nationwide wireless communications network. Sprint PCS, through WirelessCo, L.P., was the successful bidder for 29 broadband PCS licenses in the auction conducted by the FCC that was completed in March 1995. The markets covered by the licenses for which Sprint PCS was the successful bidder include New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The $2.11 billion total purchase price for the 29 licenses has been paid to the FCC. Additionally, Cox recently assigned its Omaha MTA license to Sprint PCS, bringing the total number of licenses to 30. As of February 1997, Sprint PCS had launched its service in thirteen markets.

  Sprint PCS's objectives include the penetration of both the current wireless and wireline telecommunications marketplaces through the use of advanced digital technology. Sprint PCS and its affiliates have obtained licenses to offer a full range of wireless telecommunications services to areas with an aggregate population of approximately 191 million. Sprint PCS plans to penetrate these markets by offering a competitively-priced product which will be targeted towards high usage consumers. Sprint PCS believes that the programmable PCS network will offer long-term competitive pricing, digital call quality, security and capacity advantages over the current cellular networks. Sprint PCS intends to use both mass-marketing and specific customer segment marketing to focus its efforts on consumers who have significant work or personal telecommunications demands. Sprint PCS expects to own, or to have affiliation relationships with PCS providers who own, PCS licenses that together will cover a national scope. The programmable qualities of the PCS network will allow Sprint PCS to offer packages that will be competitive with those offered by cellular service providers and the LECs. These packages may include a flat monthly rate for calls made from a particular micro-cell site (e.g., the neighborhood of a customer) and a modest additional charge for calls initiated outside of the customer's neighborhood. In addition, Sprint PCS intends to cross-market its wireless services with the telecommunications products and services provided by its partners.

  Sprint PCS also owns equity interests in two partnerships that hold PCS licenses that were issued under the FCC's pioneer preference program. First, Sprint PCS purchased from The Washington Post Company a 49% limited partnership interest in American PCS, L.P. ("APC"). APC holds a broadband PCS license for the Washington-Baltimore MTA. APC has agreed to affiliate its PCS system with Sprint PCS's systems and to become part of the partnership's nationwide network, using the "Sprint Spectrum" trademark. In November 1995, APC began the commercial deployment of its services with PCS customers accessing the network in the Washington-Baltimore MTA.

  Second, Sprint PCS owns a 49% limited partnership interest in Cox Communications PCS, L.P. ("PioneerCo"), a partnership formed to hold the license for the PCS system in the Los Angeles-San Diego MTA, using the license awarded to Cox under the pioneer preference program. See "-- Cox Communications PCS, L.P." PioneerCo has also agreed to affiliate its PCS system with the Sprint PCS nationwide network and use the "Sprint PCS" trademark. In December 1996, Sprint PCS service was launched in the San Diego area.

  COX COMMUNICATIONS PCS, L.P. Cox was awarded a broadband PCS license for the Los Angeles-San Diego MTA in 1995 under the FCC's pioneer preference program. The amount payable by Cox for the license is $251.9 million which is included in outstanding debt at December 31, 1996 and 1995. The Los Angeles-San Diego market has a total population of over 21 million and includes most of southern California, southern Nevada and a small portion of Arizona.

   In December 1996, Cox, CEI, TCI, Comcast and Sprint formed PioneerCo to operate the PCS system in the Los Angeles-San Diego MTA. PioneerCo is owned approximately 49% by Sprint PCS as limited partner and approximately 51% by Cox Pioneer Partnership ("CPP") as general partner. CPP is a jointly controlled partnership owned approximately 78% by Cox and approximately 22% by CEI. Cox, as managing general partner of CPP, controls the license and has day-to-day management authority over PioneerCo. Upon FCC approval, the PCS license for the Los Angeles-San Diego MTA and the related payment obligation to the FCC will be transferred from Cox to PioneerCo. Beginning on the earlier of December 14, 1997 or completion of the FCC's buildout requirement, CPP has the right to put its interest to Sprint PCS at fair market value over a five-year period. In addition, CPP has the right to put its entire interest from the fifth through the eighth anniversaries of the earlier of December 14, 1997 or completion of buildout, and Sprint PCS has a call on CPP's interest from the fourth to the eighth anniversaries of the earlier of December 14, 1997 or completion of the buildout requirement.

  PHILLIECO, L.P. AND OMAHA PCS LICENSE. Cox also owns a 17.6% interest in PhillieCo, a partnership formed by subsidiaries of Cox, TCI and Sprint. PhillieCo was the successful bidder for a broadband PCS license for the Philadelphia MTA. The approximately $85 million purchase price for this license has already been paid to the FCC. PhillieCo will also be affiliated with the Sprint PCS network and will use the "Sprint PCS" trademark.

  Cox was also the successful bidder for a broadband PCS license for the Omaha MTA in the FCC's 1995 auction. The purchase price for the license was approximately $5.1 million. In February 1997, following FCC approval, Cox contributed the Omaha PCS license to Sprint PCS.

  TELEPORT COMMUNICATIONS GROUP INC. Prior to June 1996, Cox held a 30.06% interest in each of TCGI and Teleport Communications Group Partners ("TCGP"), which both owned and operated fiber optic networks serving several U.S. markets and provide point-to-point digital communications links to telecommunications businesses and long-distance carriers. In June 1996, TCGI entered into a reorganization under which, among other things, TCGI's four stockholders, Cox, Comcast, Continental and TCI (collectively, the "Cable Stockholders") contributed to TCGI all of their partnership interests in TCGP, additional interests in local joint ventures and debt and accrued interest owed by TCGI to the Cable Stockholders (the "Reorganization"). Following the Reorganization, TCGI conducted an initial public offering in which it sold 27,025,000 shares (the "TCGI IPO"). Upon completion of the Reorganization and the TCGI IPO, Cox owns 39,087,594 shares of TCGI's Class B Common Stock representing 29.8% of TCGI's Class B Common Stock, 24.6% of total shares outstanding and 29.1% of the voting power of TCGI. Each share of Class B Common Stock is convertible into one share of its Class A Common Stock.

  @HOME. In August 1996, Cox acquired a 14.2% interest in At Home Corporation. At Home Corporation is the provider of "@Home," a national Internet "backbone" service that allows customers access to the Internet at speeds up to hundreds of times faster than today's telephone modems by using a cable modem and the cable television broadband network. The other partners are TCI (45.4%), KPCB Affiliates (13.6%), Comcast (14.2%) and @Home's management (12.6%). At December 31, 1996, @Home had launched its service in four markets.

OTHER TELECOMMUNICATIONS AND TECHNOLOGY INVESTMENTS

  A summary of Cox's significant investments in other telecommunications and technology businesses is set forth below.

                                                                        COX
                                                                    PERCENTAGE
                                                                     OWNERSHIP
INVESTMENT                                DESCRIPTION                INTEREST
----------                                -----------               -----------
PrimeStar Partners, L.P.     Medium-powered DBS                           10.4%
StarSight Telecast, Inc.     Interactive program guide                     8.6
Syntellect, Inc.             Supplier of pay-per-view ordering             8.6
                             technology

  PRIMESTAR PARTNERS, L.P. PrimeStar is a provider of DBS services. Cox owns a 10.4% interest in PrimeStar. PrimeStar's direct-to-home television delivery business served, as of December 31, 1996, approximately 1,566,000 customers (representing an estimated 40% of the U.S. DBS market) using a single satellite owned and operated by GE Americom. PrimeStar programming includes 94 channels of popular cable and network television, professional sports and movies, as well as 14 channels of quality audio services. PrimeStar has secured a long-term agreement with GE Americom for the use of a new satellite which was launched in January 1997. The new satellite will increase PrimeStar's offering to approximately 160 channels. PrimeStar was formed in 1990 by GE Americom and nine of the nation's largest cable television companies, including Cox, TCI, Comcast, Continental and Time Warner.

  The following table sets forth certain financial and subscriber data with respect to PrimeStar Partners:

                                       DECEMBER 31
                               ---------------------------
                                 1996      1995     1994
                               ---------  -------  -------
Revenues (millions)  ......... $  413.0   $180.6   $ 27.8
Growth  ......................      129%     550%     155%
Subscribers (thousands).......  1,565.7    961.2    230.8
Growth  ......................       63%     316%     246%

  STARSIGHT TELECAST, INC. In June 1993, Cox purchased an interest in StarSight Telecast, Inc. ("StarSight"). StarSight has developed a patented on-screen interactive television guide and VCR service. The StarSight system allows users of its service to view up to a week of television programming, select a desired program by channel, program title or theme, record a program or series of programs with the touch of a button, reset the order of channels by preference and delete unwanted channels. In December 1996, StarSight agreed to merge its operations with Gemstar International Group Limited ("Gemstar"). As a result of this merger, Cox will receive approximately 1,313,421 shares of Gemstar common stock representing a 3.5% interest in Gemstar. This transaction is expected to close in the second quarter of 1997.

  As of December 31, 1996, Cox owned 2,166,647 shares of StarSight common stock, representing approximately 8.6% of the equity of StarSight. As of December 31, 1996, the closing price of StarSight common stock was $9.38 per share.

  SYNTELLECT, INC. Cox holds 1,150,000 shares of Syntellect, Inc. ("Syntellect") common stock, representing approximately 8.6% of the equity of Syntellect. Syntellect designs and markets ARUs. In March 1996, Syntellect merged with Telecorp Systems, Inc. ("Telecorp"), which also designs, manufactures and markets ARUs and a full line of cable-specific voice and data products and services. Applications include inbound and outbound call processing, pay-per-view ordering, information management and voice production services. Prior to the merger of Syntellect and Telecorp, Cox held a 24.54% interest in Telecorp.

CABLE TELEVISION PROGRAMMING INVESTMENTS

  Cox has made substantial investments in cable television networks as a means of generating additional interest among consumers in cable television. A summary of Cox's significant programming investments is set forth below:

                                                                    COX PERCENTAGE
                                                                       OWNERSHIP
INVESTMENT                              DESCRIPTION                    INTEREST
----------                              -----------                     --------
Discovery Communications,    Discovery Channel, Learning
 Inc.                        Channel, Animal Planet Network,
                             retail and other ancillary
                             businesses                                   24.6%
E! Entertainment Television  Entertainment-related news                   10.4
Outdoor Life Network         Outdoor activities                           41.0
Speedvision Network          Automotive, marine and aviation
                             related                                      39.0
                             programming
PPVN Holding Co.             Pay-per-view, including Viewer's             20.0
                             Choice
Digital Cable Radio          Digital audio services,                      13.6
 Associates                  including Music Choice
Home Shopping Network        Home shopping                                 0.1
The Sunshine Network Inc.    Sports, public affairs and                    5.3
                             general entertainment
National Cable               Cable television advertising                 12.5
 Communications              sales
Product Information Network  Infomercial distribution                     45.0
UK Gold                      BBC and Thames syndicated                    37.9
                             programming (UK)
UK Living                    Talk shows and soap operas (UK)              49.6
European Channel             News and entertainment
 Management Limited          programming in Europe,                       10.0
                             including BBC Europe and BBC
                             Prime

GEMS Television              Spanish-language service                     50.0
                             targeted at women

  DISCOVERY COMMUNICATIONS, INC. The principal businesses of Discovery Communications, Inc. ("Discovery") are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network and Discovery Europe and its retail division consisting primarily of 113 stores of The Nature Company. The Discovery Channel provides nature, science and technology, history, exploration and adventure programming and is distributed to customers in virtually all U.S. cable homes. The Learning Channel broadcasts a variety of educational and non-fiction programming. In addition, through internally generated funding, significant investments are being made by Discovery in building a documentary programming library. The Learning Channel has increased distribution from fewer than 14 million cable homes prior to its acquisition by Discovery in 1991 to over 53 million homes as of December 31, 1996. Cox holds a 24.6% interest in Discovery, with TCI, NewChannels Corp. ("NewChannels") and Discovery's management holding interests of 49.3%, 24.6% and 1.4%, respectively. In addition, in March 1995 Discovery announced the creation of a new division to produce movies for theatrical release under the name Discovery Pictures.

  Cox believes that the documentary profile of Discovery programming makes it one of the best-positioned U.S. cable networks to expand internationally. Discovery is expanding the "Discovery" brand name by establishing channels based in Europe, Latin America and Asia, a substantial portion of the programming for which will be drawn from Discovery's own documentary programming library.

  The following table sets forth certain financial and subscriber data relating to Discovery, The Discovery Channel and The Learning Channel:

                                         DECEMBER 31
                                  -------------------------
DISCOVERY                          1996     1995     1994
                                  -------  -------  -------
Revenues (millions of dollars)..  $661.8   $447.2   $329.6
Growth..........................    47.8%    35.7%    40.6%
THE DISCOVERY CHANNEL
  Subscribers (millions)........    70.6     66.5     61.5
  Growth........................     6.2%     8.1%      --
  Nielsen Rating - Avg..........    0.61     0.63     0.53
THE LEARNING CHANNEL
  Subscribers (millions)........    53.9     43.2     31.5
  Growth........................    24.8%    37.1%    15.3%
  Nielsen Rating - Avg..........    0.38     0.35     0.31

  E! ENTERTAINMENT TELEVISION. E! Entertainment Television, Inc. is an entertainment-related news service with distribution to approximately 42 million customers as of the end of 1996. E! Entertainment seeks to build value based on international interest in Hollywood and entertainment industry news, information and features. Cox owns 10.4% of E! Entertainment Television. Its partners are Comcast, Continental and TCI, each with a 10.4% interest, and Time Warner with a 58.4% interest. In January 1997, Comcast and The Walt Disney Company agreed to form a partnership to which Comcast will contribute its 10.4% interest and which will then acquire Time Warner's 58.4% interest. Cox's interest in E! Entertainment will not be affected by this transaction.

  The following table sets forth certain financial and subscriber data with respect to E! Entertainment:

                                       DECEMBER 31
                                  ----------------------
                                   1996    1995    1994
                                  ------  ------  ------
Revenues (millions of dollars)..  $97.5   $74.3   $49.1
Growth..........................   31.2%   51.3%   54.9%
Subscribers (millions)..........   41.9    31.2    26.8
Growth..........................   34.3%   16.4%   12.6%

  OUTDOOR LIFE NETWORK AND SPEEDVISION NETWORK. The Outdoor Life Network, which was launched on July 31, 1995, presents programming consisting primarily of outdoor life and participants themes. The Speedvision Network, which was launched in January 1996, presents a variety of programming of interest to automobile, boat and airplane enthusiasts including news, historical and other information and event coverage. Cox owns approximately 41% and 39% of Outdoor Life and Speedvision, respectively. The other partners include Comcast, Continental and Times Mirror.

  PPVN HOLDING CO. PPVN Holding Co. ("PPVN"), which operates under the brand-name Viewer's Choice, is a cable operator-controlled buying cooperative for pay-per-view programming. Cox holds a 20% interest in PPVN, with the remaining equity interests held by Time Warner (30%), TCI (10%), Comcast (10%), Continental (10%), Viacom International Inc. (10%) and Walt Disney Pictures and Television (10%).

  DIGITAL CABLE RADIO ASSOCIATES. Digital Cable Radio Associates distributes audio programming, under the brand name Music Choice, in a digital format via coaxial cable to more than one million customers in the United States. This service allows cable television customers to receive compact disc quality sound in diverse music formats. Cox currently holds a 13.6% interest, with the remaining interests held in varying proportions by Jerrold Communications, Sony Music Entertainment, Inc., Continental, Comcast, Time Warner, Adelphia Communications and EMI Music.

  NATIONAL CABLE COMMUNICATIONS, L.P. Cox has a 12.5% limited partnership interest in NCC, a partnership which represents cable television companies to advertisers. NCC is the largest representation firm in spot cable advertising sales. It enables advertisers to place advertising in selected multiple systems on a regional or national single-source basis, and enhances the ability of affiliated cable television systems to attract advertisers other than purely local advertisers. The other limited partners in NCC are Continental, Time Warner and Comcast, each with a 12.5% interest. Katz Cable Corporation is the sole general partner and has a 50% interest.

  THE PRODUCT INFORMATION NETWORK. Cox and Jones International Ltd. formed a joint venture known as the Product Information Network ("PIN"). PIN was organized to develop a network for the distribution of multiple direct response television commercials, or "infomercials," through cable television systems and other television programming outlets. In January 1996, Adelphia Communications purchased an interest in PIN, reducing Cox's interest to 45%.

  UK GOLD. Cox holds a 38% interest in UK Gold Television Limited ("UK Gold"), which operates a basic cable programming service in the U.K. UK Gold broadcasts entertainment programming from the libraries of the BBC and Thames, and currently has access to over 130,000 hours (14.8 years) of unsyndicated programming for exhibition in the U.K. on an exclusive basis. As of December 31, 1996, UK Gold had over 5,000,000 customers. UK Gold also is included in the package of services distributed by British Sky Broadcasting ("BSkyB") to satellite customers in the U.K., and therefore UK Gold has subscriber fee revenues from both satellite and cable television customers. UK Gold was launched by Cox in November 1992 in partnership with BBC, Thames and TCI, which own interests of 20%, 15% and 27%, respectively.

  UK LIVING. In July 1993, Cox invested in UK Living, a new basic cable programming service that was launched in the United Kingdom in September 1993. UK Living programming, patterned after Lifetime in the United States, is targeted at women, with daytime programming consisting of informational shows of interest to homemakers, original talk shows produced by Thames and rebroadcasts of popular BBC talk shows. Nighttime programming consists of movies, dramatic series and game shows. UK Living is also included in the BSkyB package of services distributed to satellite customers in the U.K. UK Living has subscriber fee revenues from both satellite and cable television customers, and seeks to minimize its administrative and support services (including advertising sales) expenses through a collaborative effort with UK Gold pursuant to a service contract. UK Living is owned 49.6% by Cox, 35.4% by TCI and 15% by Thames.

  In March 1997, Cox entered into an agreement to exchange its interests in UK Gold and UK Living for an equity stake in Flextech plc, a publicly traded cable programming company in the U.K. Cox will receive 20,701,084 shares of Flextech, representing approximately a 12.6% interest. This transaction is expected to close during the second quarter of 1997.

  EUROPEAN CHANNEL MANAGEMENT LIMITED. In January 1995, Cox invested in a new international programming joint venture in Europe. Cox is a 10% partner in European Channel Management Limited which delivers BBC World, a 24-hour news channel, and BBC Prime, an entertainment channel, to European subscribers outside the United Kingdom. Both channels will seek to serve growing European demand for programming by accessing the programming expertise and recognition of the BBC. Strategically, this investment provides another avenue for Cox to position itself in the international programming arena in association with a well-known programming brand. The ventures' other partners are the BBC (40%) and Pearson plc (50%).

  GEMS TELEVISION. In June 1994, Cox entered into an equal partnership with International Television, Inc. ("ITI"), a subsidiary of Empresas 1-BC, Venezuela's largest media company. Prior to the formation of the partnership, ITI had licensed and broadcast Spanish-language television programming under the name of GEMS Television. The Cox-ITI partnership will continue the existing business of GEMS Television and expand into additional markets in the United States, South America and other Spanish or Portuguese-speaking regions. The programming of GEMS Television is produced in Venezuela, consists largely of telenovelas (soap operas) and is targeted primarily to women in Latin America and to Spanish-speaking women in the United States. The Cox-ITI partnership has access to more than 10,000 hours of Spanish-language programming for use in the business of GEMS Television.

UNITED KINGDOM BROADBAND NETWORKS

  TELEWEST COMMUNICATIONS PLC. At December 31, 1996, Cox had a 14.7% ownership interest in TeleWest Communications plc ("TeleWest"), a company that is currently operating and constructing cable television and telephony systems in the United Kingdom. Other significant shareholders of TeleWest are US West Inc., TCI and SBC Communications, Inc.

  TeleWest is the largest cable television and telephony operator in the U.K. based on the number of homes passed and subscribers. The following table sets out certain data concerning TeleWest's owned and operated and affiliated franchises:

                                     DECEMBER 31
CABLE TELEVISION                  1996        1995
                               -----------  ---------
Homes passed and marketed....    2,626,835  2,066,654
Basic subscribers............      599,599    457,472

RESIDENTIAL TELEPHONY
Homes passed and marketed....    2,543,041  1,882,559
Residential subscribers......      686,101    477,655
Residential lines connected..      693,521    479,465

BUSINESS TELEPHONY
Business subscribers.........       23,297     15,986
Business lines connected.....       78,569     47,518


COMPETITION

CABLE TELEVISION COMPETITION

  The cable television systems owned by Cox compete with other communications and entertainment media, including conventional off-air television broadcasting service, newspapers, movie theaters, live sporting events and home video products. Cable television service was first offered as a means of improving television reception in markets where terrain factors or remoteness from major cities limited the availability of off-air television. In some of the areas served by Cox's systems, a substantial variety of television programming can be received off-air. The extent to which cable television service is competitive depends upon the cable television system's ability to provide a greater variety of programming than is available off-air.

  Since Cox's U.S. cable television systems operate under non-exclusive franchises, other companies may obtain permission to build cable television systems in areas where Cox operates. To date, the extent of actual overbuilding in these areas has been relatively slight, and fewer than 2% of Cox's total homes passed are overbuilt at this time. While Cox believes that the current level of overbuilding has not had a material impact on its operations, it is unable to predict the extent to which adverse effects may occur in the future as a result of overbuilds.

  Additional competition may come from private satellite master antenna television ("SMATV") systems which transmit signals by satellite to receiving facilities located on customers' premises such as condominiums, apartment complexes and other private residential developments. The 1996 Act broadens the definition of SMATV systems not subject to regulation as a franchised cable communications service. The operators of these private systems often enter into exclusive agreements with apartment building owners or homeowners' associations that may preclude operators of franchised cable television systems from serving residents of such private complexes. A private cable television system normally is free of the regulatory burdens imposed on franchised cable television systems. Cox is unable to predict the extent to which additional competition from these services will materialize in the future or the impact such competition would have on Cox's operations.

  The availability of reasonably-priced home satellite dish earth stations ("HSDs") enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. The 1996 Act and FCC regulations implementing that law preempt certain local restrictions on the use of HSDs and roof-top antennae to receive satellite programming and over-the-air broadcasting services.

  In recent years, the FCC has initiated new policies and authorized new technologies to provide a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial additional competition to cable television systems. These technologies include, among others, DBS and MMDS (as defined below) services. High-powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using roof-top or wall-mounted antennas. Companies offering DBS services are using video compression technology to increase satellite channel capacity and to provide a package of movies, network programming and other program services competitive to those of cable television systems.

  Programming is currently available to the owners of HSDs through conventional, medium and high-powered satellites. PrimeStar, a consortium comprised of cable operators including Cox and a satellite company, commenced operation in 1990 of a medium-power DBS satellite system using the Ku portion of the frequency spectrum and currently provides service consisting of approximately 95 channels of programming, including broadcast signals and pay-per-view services. See "-- Other Telecommunications and Technology Investments -- PrimeStar Partners L.P." In January 1997, PrimeStar launched a replacement medium-power DBS satellite which will enable it to increase its capacity to approximately 160 channels. DirecTV, which includes AT&T Corp. as an investor, began offering nationwide high-power DBS service in 1994 accompanied by extensive marketing efforts, along with United States Satellite Broadcasting Company which uses capacity on DirecTV's satellite. Together, both companies offer over 200 channels of service using video compression technology. Several other major companies, including EchoStar Communications Corporation ("EchoStar") and American Sky Broadcasting ("ASkyB"), a joint venture between MCI Telecommunications Corporation and News Corp., have begun offering or are currently developing high power DBS services. ASkyB is constructing satellites that reportedly, when operational, will provide domestically approximately 200 channels of DBS service.

  The ability of DBS service providers to compete with the cable television industry will depend on, among other factors, the availability of reception equipment at reasonable prices. Although it is not possible at this time to predict the likelihood of success of any DBS services venture, DBS may offer substantial competition to cable television operators.

  Recently, EchoStar and ASkyB announced their intention to merge operations, subject to obtaining necessary federal regulatory approvals. If the merger is approved, the combined company could provide 50 channels of programing reaching the continental United States, and over 50 additional channels covering various areas of the country. This channel capacity could be increased through the use of channel compression technology. It has been reported that by using such increased channel capacity and video compression technology, the combined company could provide 500 channels of programming which would include the signals of selected television stations that could be received by DBS subscribers in local viewing areas. Currently, satellite program providers are only authorized to provide the signals of television network stations to subscribers who live in areas where over-the-air reception of such signals cannot be received. The offering of local broadcast signals in DBS program packages would provide substantial competition to the cable industry. However, implementation of this proposal would likely require the amendment of copyright laws which currently preclude the retransmission of local signals by satellite carriers outside of their viewing areas.

  Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable, which are licensed to serve specific areas using low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by Cox's cable systems. Several Regional Bell Operating Companies ("BOCs") have acquired significant interests in major MMDS companies operating in certain of Cox's cable service areas. Recent public announcements and activities by BellSouth, a BOC operating in the Southeast, indicate plans for that BOC to compete with Cox through the use of MMDS technology in the New Orleans market. Pacific Telesis Enterprises, a BOC operating in California, also is providing or authorized to provide wireless cable services in several California communities which Cox serves. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS but has imposed cross-ownership restrictions of these frequencies by cable operators and telephone companies. For a three-year period, cable operators and telephone companies will be precluded from operating on these frequencies in the same authorized or franchised service areas in which they provide service. Cox is unable to predict whether wireless video services will have a material impact on its operations.

  The 1996 Act repeals the cable/television cross-ownership ban adopted in the 1984 Cable Act, and contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and rural markets. The 1996 Act will enable common carriers to provide video programming services as either cable operators or open video system ("OVS") operators, a regulatory regime to be established by the FCC in a rulemaking proceeding.

  Other new technologies may become competitive with respect to certain non-entertainment services that cable television systems can also offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and to businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. Telephone companies and other common carriers also provide facilities for the transmission and distribution of data and other non-video services.

TELEPHONY COMPETITION

  LANDLINE TELECOMMUNICATIONS SERVICES. While the current switched voice and data telecommunications market is dominated by local telephone companies, also known as incumbent LECs, the 1996 Act presents new opportunities for new entrants into these markets. Incumbent LECs provide a wide range of local telecommunications services and equipment to customers, as well as originating and terminating access to their local networks to interexchange carriers and mobile radio service providers. Because LECs historically have had exclusive state franchises by law to provide telephone service, they have established long-term, exclusive relationships with their customers. Under the new law, and subject to certain limitations for rural LECs, the FCC is directed to preempt any state law or regulation that acts to prevent new competitive entry into incumbent LEC markets.

  The 1996 Act represents the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934. The 1996 Act is intended to open local exchange markets to competition, which should result in a substantial increase in Cox's business opportunities to deliver telephony over its broadband networks. Among its more significant provisions, the Telecommunications Act: (i) removes legal barriers to entry in local telephone markets; (ii) requires incumbent LECs to "interconnect" with competitors, including the provision of necessary elements for local competition such as telephone number portability; (iii) establishes procedures for incumbent LEC entry into new markets such as long distance and cable television; (iv) relaxes regulation of telecommunications services provided by incumbent LECs and all other telecommunications service providers; and (v) directs the FCC to establish a subsidy mechanism for the preservation of universally affordable telephone service.

  Under the 1996 Act, new landline entrants will become subject to additional federal regulatory requirements when they provide local exchange service in any market. The 1996 Act imposes a number of access and interconnection requirements on all LECs, with additional requirements imposed on incumbent LECs. Specifically, the 1996 Act required the FCC to implement rules under which all LECs must provide telephone number portability, dialing parity, reciprocal compensation for traffic transport and termination, the purchase of unbundled network elements, resale and access to rights of way. The 1996 Act also requires state commissions to review and approve voluntarily negotiated interconnection agreements and to arbitrate compulsory interconnection negotiations between new entrants and incumbent LECs. These requirements also place burdens on new entrants that may benefit other competitors. In particular, the resale requirement means that a company could seek to resell the facilities of a new entrant without making a similar investment in facilities.

  The 1996 Act eliminates the requirement that incumbent LECs obtain FCC authorization prior to constructing facilities for interstate services. The 1996 Act also limits the FCC's ability to review incumbent LEC tariff filings. These changes will increase the speed with which the LECs are able to introduce new service offerings and new pricing of existing services, thereby increasing their flexibility to respond to new entrants.

  In addition to incumbent LECs and existing competitive access providers, new entrants potentially capable of offering switched and non-switched services include individual cable television companies, electric utilities, long-distance carriers, microwave carriers, wireless service providers, resellers and private networks built by large end-users.

  The FCC has adopted many, but not all, of the rules required to implement the 1996 Act. On August 1, 1996 the FCC adopted a report and order promulgating rules and regulations to implement the 1996 Act's provision that obligates CLECs and incumbent LECs to interconnect their networks and to develop a methodology to translate the 1996 Act's pricing guidelines into incumbent LEC pricing of interconnection for reciprocal transport and termination, unbundled elements and resale (the "Local Competition Order"). The Local Competition Order adopts a national pro-competitive framework for interconnection but leaves to the individual state commissions the task of implementing the FCC's rules in their process of reviewing interconnection agreements. The states are to base rates for interconnection, the reciprocal exchange of local telephone traffic and the purchase of ILEC unbundled network elements on a new incremental cost methodology called Total Element Long-Run Incremental Cost ("TELRIC").
Incumbent LECs may present the states with TELRIC cost studies, while the FCC adopted interim "default" rates the states could apply pending state review of TELRIC studies. Additionally, the FCC interpreted the non-discrimination provisions of the 1996 Act to allow carriers to request that the incumbent LEC make available to them any interconnection, service or network element contained in an approved agreement to which the LEC was a party under the same terms and conditions.

  Many petitions for reconsideration of the FCC's Local Competition Order are pending at the FCC. Despite the adoption of generally pro-competitive rules that Cox views as consistent with the requirements of the 1996 Act, the interconnection rules, particularly those containing the TELRIC pricing methodology and "default" rates, have not taken effect due to successful motions for stay filed by incumbent LECs and jurisdictional challenges filed by several state utility commissions. Review of the FCC's rules is before the Eighth Circuit Court of Appeals, which in October 1996 granted a temporary stay of many of the interconnection rules pending court review of the merits of the petitioner's challenge. The Eighth Circuit heard oral arguments of the case on January 17, 1997 and a decision is expected within several months. In the meantime, the stay only affects certain FCC rules; the independent legal obligations created by the 1996 Act have not been stayed. As a result, many states are applying the FCC's interpretations of the 1996 Act as guidelines, despite the fact that many FCC interconnection rules are not in effect.

  The FCC has announced that the Local Competition Order is the first part in a "trilogy" of orders that will reform access pricing and universal service consistent with the 1996 Act's goal of encouraging competition. It is anticipated that the prices incumbent LECs charge for both intrastate and interstate access services will be substantially reduced as a result of the FCC's initiative to reform the current access charge regime as well as by reform of current universal service procedures.

  In July 1996 the FCC released an Order promulgating rules implementing the 1996 Act's directive for local telephone number portability (the "Number Portability Order"). The FCC ordered all LECs to begin phased development of a long-term service provider portability method in the 100 largest Metropolitan Statistical Areas ("MSAs") no later than October 1, 1997, and to complete deployment in those MSAs by March 31, 1998. After March 31, 1998, each LEC must make number portability available within six months after receiving a specific request by another telecommunications carrier in areas outside the 100 largest area MSAs. Until long-term service provider number portability is available, all LECs must provide currently available number portability measures as soon as reasonably possible after a specific request from another carrier. Because new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Order should enhance Cox's ability to offer service in competition with the incumbent LECs. It is uncertain how effective these regulations will be in promoting cost effective and efficient number portability. The Number Portability Order does not address how the costs of implementing long-term service provider number portability will be recovered. This issue is subject to an additional comment period and is not expected to be decided until later in 1997. The Number Portability Order also is subject to Petitions for Reconsideration at the FCC and Petitions for Review filed before the Eighth Circuit Court of Appeals.

  A Federal-State Joint Board mandated by the 1996 Act made initial recommendations regarding universal service in the fall of 1996. The Joint Board proposed a new regime for funding universal telephone service and for distributing universal service subsidies. The recommended decision is subject to public comment and may be changed between now and May 8, 1997, when the FCC is required to adopt a final order on universal service. If the recommended decision is adopted, there will be specific subsidies for high cost areas and carriers, for low income consumers and for advanced services for schools and libraries. The total amount of these subsidies is expected to range from $5 to $14 billion annually. Under the proposal adopted by the Joint Board, any telecommunications carrier that provided all of the services that fall within the definition of "universal service" would be eligible to receive subsidies, as would any entity that provided advanced services or infrastructure used by schools and libraries. Funding for these subsidies would come from surcharges imposed on all telecommunications carriers, but the exact formula for the subsidies has not been determined. In addition to the federal universal service plan, it is likely that most or all states will adopt their own universal service support mechanisms. Another issue to be resolved is the application of a "cost proxy" model that identifies those carriers in need of subsidies to maintain universal service.

  While not directly required under the 1996 Act, the FCC has also adopted a Notice of Proposed Rulemaking to reform interstate access charges that are generally acknowledged to contain subsidy elements. The Notice suggests as alternatives market-based and proscriptive reforms to interstate access charges. Many parties have commented on these alternatives and the FCC is considering concluding at least the first stage of access charge reform at the same time it adopts universal service reform. The wide-ranging Notice also tentatively concludes that interstate access charges should not be imposed on enhanced services traffic such as Internet access traffic.

  WIRELESS TELECOMMUNICATIONS SERVICES. The success of Sprint PCS will depend on its ability to compete with other wireless communications providers (and wired communications providers) operating within its markets. It is anticipated that the telecommunications industry will become increasingly competitive as new service providers enter the wireless telecommunications marketplace.

  The wireless telephone industry provides a wide range of high-quality, high capacity communications services to vehicle-mounted and hand-held portable telephones and other two-way radio devices. Today, the industry comprises many competing service providers, the most prominent of which are the existing cellular radio-telephone service operators.

  CELLULAR. The U.S. cellular telephone business has been characterized as a regulated duopoly. The FCC has allocated only two licenses for cellular service in each cellular service area. One of the two licenses was initially available only to a company or group affiliated with the local landline telephone carriers in the market (the "wireline" license), and the other license was initially awarded to a company not affiliated with any landline telephone carrier (the "non-wireline" license).

  Cellular service providers operating in the PCS markets of Sprint PCS have already established a substantial customer base. They collectively constitute the primary initial competitors to the PCS networks of Sprint PCS. Although PCS promises to offer service capabilities comparable or technically superior to cellular service at lower cost, the cellular industry continues to enjoy the benefits of being the incumbent provider of wireless service. Cellular operators already have in place equipment supplier arrangements and have acquired the sites necessary to provide service to a substantial portion of their geographic service areas.

  OTHER PCS PROVIDERS. Sprint PCS will face direct competition for PCS subscribers from other licensed PCS systems within its markets. There are potentially six PCS providers (not counting resellers and marketing agents for licensees) in each PCS service area. Three licensees will hold 30 MHz of PCS spectrum, one of which is licensed for a basic trading area, and the remaining three licensees will hold 10 MHz of PCS spectrum. Some of the 10 MHz licenses will be used to provide niche services or will be purchased by existing cellular providers for added spectrum, while the 30 MHz licenses will be used to offer a broad range of voice, data and related communications services, and may ultimately develop into services that include a wireless local loop functionality.

  Sprint PCS may also face competition from other current or developing technologies. Specialized Mobile Radio ("SMR") systems, such as those used by taxicabs, as well as other forms of mobile communications service, may provide competition in certain markets. SMR systems are permitted by the FCC to be interconnected to the public switched telephone network and are significantly less expensive to build and operate than cellular telephone systems. SMR systems, however, are licensed to operate on substantially fewer channels than PCS systems and generally lack PCS's ability to expand capacity through frequency reuse by using many low-power transmitters and micro-cells to hand off calls.

  A company holding a considerable number of SMR licenses across the nation is implementing its digital system to use available SMR spectrum in various metropolitan areas more efficiently to increase capacity and to provide a range of mobile radio communications services. The implementation of this proposal, known as Enhanced Specialized Mobile Radio ("ESMR") service, has resulted in legislation and FCC rules that regulate ESMR services in a manner that reflects its potential interchangeability with cellular and PCS services. In 1994, the FCC decided to license SMR systems in the 800 Mhz bands for wide-area use, thus increasing potential competition with cellular and PCS. It also recently decided to license SMR spectrum in contiguous spectrum blocks via the competitive bidding process. Although wide-area SMR spectrum has not yet been assigned, the licensing change may further the potential of SMR services to compete with cellular and PCS.

  OTHER. Paging or beeper services that feature voice message, data services and tones are also available in the targeted markets of Sprint PCS. Advanced two-way paging systems with nationwide coverage are also under development. These services may provide adequate capacity and sufficient mobile capabilities to satisfy the needs of some potential PCS subscribers.

  Several applicants have received and several others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit satellites. In addition, the Omnibus Budget Reconciliation Act of 1993 (the "1993 Budget Act") provided, among other things, for the release of 200 MHz of Federal government spectrum for commercial and/or other non-federal use over a 15 year period. The 1993 Budget Act also authorized the FCC to conduct competitive bidding for certain radio spectrum licenses and required the FCC to adopt new rules that eliminate the regulatory distinctions between mobile common and private carriers who interconnect with the public switched network and make their services available to a substantial portion of the public for profit. These developments and further technological advances may make available other alternatives to PCS service thereby creating additional sources of competition. An example of this is the FCC's recent order creating a new flexible Wireless Communications Service, which could potentially compete with wireless and wired networks for customers.

LEGISLATION AND REGULATION

  The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

  CABLE COMMUNICATIONS POLICY ACT OF 1984. The 1984 Cable Act generally became effective in December 1984. This federal statute, which amended the Communications Act of 1934 established comprehensive national standards and guidelines for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. The FCC, in turn, was charged with responsibility for adopting rules to implement the 1984 Cable Act. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

  CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992. In October 1992, Congress enacted the 1992 Cable Act. This legislation, which amended the 1984 Cable Act, made significant changes to the legislative and regulatory environment for the cable industry. The 1992 Cable Act became effective in December 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, took effect at later dates. The 1992 Cable Act permitted a greater degree of regulation of the cable industry with respect to, among other things: (i) cable system rates for both basic and certain cable programming services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility; (xiii) obscene or indecent programming; and (xiv) subscription to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encouraged competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without a franchise, preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area, and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precluded video programmers affiliated with cable television companies from favoring cable operators over competitors and required such programmers to sell their programming to other multichannel video distributors. The legislation required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute, the majority of which, including certain proceedings related to rate regulation, have been completed.

  Various cable operators have filed actions in the United States District Court in the District of Columbia (the "D.C. District Court") challenging the constitutionality of several sections of the 1992 Cable Act. In April 1993, a three-judge panel of the D.C. District Court granted summary judgment for the government and upheld the constitutional validity of the must-carry provisions of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court, which vacated the decision in June 1994 and remanded it to the three-judge panel for further proceedings. On December 12, 1995, the three-judge panel again upheld the must-carry rules' constitutional validity. Pending the Supreme Court's final review of the constitutionality of the must-carry rules, such rules continue in force. On August 30, 1996, the U.S. Court of Appeals for the D.C. Circuit upheld the constitutionality of nine other provisions of the 1992 Cable Act. Also on June 6, 1995, the same court of Appeals generally upheld the FCC's rate regulations which were implemented pursuant to the 1992 Cable Act.

  THE TELECOMMUNICATIONS ACT OF 1996. On February 1, 1996, Congress passed the 1996 Act, which was signed into law by the President on February 8, 1996. The 1996 Act substantially revises the Communications Act of 1934, as amended (the "Communications Act"), including the 1984 Cable Act and the 1992 Cable Act under
which the cable industry is regulated.   The FCC has been conducting various
rulemaking proceedings to implement the provisions of the 1996 Act over the last year.

  The 1996 Act has been described as one of the most significant changes in communications regulation since the passage of the Communications Act. The 1996 Act modifies various rate regulation provisions of the Cable Act of 1992. Generally, under the 1996 Act, cable programming service ("CPS") tier rates are deregulated on March 31, 1999. Upon enactment, the CPS rates charged by small cable operators are deregulated in systems serving 50,000 or fewer subscribers. The 1996 Act also revises the CPS complaint filing procedures and adds a new effective competition test under which cable rates may be deregulated. The 1996 Act allows cable operators to aggregate equipment costs into broad categories, such as converter boxes, regardless of the varying levels of functionality of the equipment within each such broad category, on a franchise, system, regional, or company level. The statutory changes also facilitate the rationalizing of equipment rates across jurisdictional boundaries. These favorable cost-aggregation rules do not apply to the limited equipment used by basic service-only subscribers.

  The 1996 Act is intended, in part, to promote substantial competition in the marketplace for telephone local exchange service and in the delivery of video and other services and permits cable television operators to enter the local telephone exchange market. Cox's ability to competitively offer telephone services may be adversely affected by the degree and form of regulatory flexibility afforded to LECs, and in part, will depend upon the final outcome of various FCC rulemakings, including the proceeding which will deal with the interconnection obligations of telecommunications carriers. The 1996 Act also repeals the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act and permits local telephone companies (also known as LECs) and other service providers to provide video programming.

  The most far-reaching changes in communications businesses will result from the telephony provisions of the 1996 Act. These provisions promote local exchange competition as a national policy by eliminating legal barriers to competition in the local telephone business and setting standards to govern the relationships among telecommunications providers, establishing uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services. The statute expressly preempts any legal barriers to competition under state and local laws. Many of these barriers have been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements to maintain and enhance universal telephone service and new obligations for telecommunications providers to maintain the privacy of customer information.

  Under the 1996 Act, LECs may provide video service as cable operators or through "open video systems" ("OVSs"), a regulatory regime that gives them more flexibility than traditional cable systems. The 1996 Act eliminates the requirement that telephone companies file Section 214 applications with the FCC before providing video service. This will limit the ability of cable operators to challenge the econcomic viability of telephone company entry into the video market. With certain exceptions, the 1996 Act also restricts buying out incumbent cable operators in the LECs service area.

  Other parts of the 1996 Act also will affect cable operators. The 1996 Act directs the FCC to revise the current pole attachment rate formula. This will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. (Cable operators that provide only cable services are unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to carry any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming. These requirements have been held constitutional by a three-judge federal district court, and the United States Supreme Court has been requested to review the decision. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations. Two U.S. District Courts have issued final rulings striking down the Internet access provisions and the U.S. Supreme Court has agreed to hear the appeals of these rulings. The courts have preliminarily enjoined the enforcement of these content-based provisions relating to scrambling and Internet access.

  Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal, or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repeals the 1992 Cable Act's anti-trafficking provision which generally required the holding of cable television systems for three years.

  It is premature to predict the effect of the 1996 Act on the cable industry in general or Cox in particular. The FCC must undertake numerous rulemaking proceedings to interpret and implement the 1996 Act. Some of these rulemakings have been completed, but all are subject to pending petitions for reconsideration, appeals, or both. It is not possible at this time to predict the outcome of those proceedings or their effect on Cox.

FEDERAL REGULATION

  The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering such areas as the registration of cable television systems, cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC may enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The 1992 Cable Act required the FCC to adopt additional regulations covering, among other things, cable rates, broadcast signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of DBS system ownership and operation. A brief summary of certain of these federal regulations as adopted to date follows.

  RATE REGULATION. The 1992 Cable Act substantially changed the regulatory environment. Although the regulation of premium channels is still prohibited, the 1992 Cable Act replaced the FCC's effective competition test, under which most cable systems were not subject to local rate regulation, with a statutory provision that results in nearly all cable television systems becoming subject to rate regulation. Additionally, the legislation eliminated the permissible automatic 5% annual rate increase for regulated basic services previously allowed by the 1984 Cable Act; required the FCC to adopt a formula for franchising authorities to enforce to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers (other than per-channel or per-event services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the adoption of regulations by the FCC to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and permitted the imposition by the FCC of restrictions on the retiering and rearrangement of cable services, under certain limited circumstances. The FCC's rules governing rates for the regulation of basic and cable programming service tiers generally became effective in September 1993.

  In February 1994, the FCC revised its benchmark regulations adopted in April 1993. Effective May 1994, cable television systems not seeking to justify rates with a cost-of-service showing were to reduce rates by up to 17% of the rates in effect on September 30, 1992, adjusted for inflation, channel modifications, equipment costs and certain increases in programming costs. Under certain conditions systems were permitted to defer these rate adjustments until July 14, 1994. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17% rate reduction were held in abeyance pending completion of cable system cost studies. The FCC recently adopted an order which made permanent its deferral of the full 17 percent rate reduction, and consequently these systems will not be required to reduce their rates by the full competitive differential previously implemented by the FCC.

  The FCC also revised its regulations governing the manner in which cable operators may charge subscribers for new channels added to cable programming services tiers. The FCC instituted a three-year flat fee mark-up plan. Commencing on January 1, 1995, operators may charge subscribers up to $.20 per channel for any channels added after May 14, 1994, but may not make adjustments to monthly rates totalling more than $1.20 plus an additional $.30 to cover programming license fees for those channels over the first two years of the three-year period. In year three, an additional channel may be added with another $.20 increase in rates. Rates also may increase in the third year to cover any additional costs for the programming for any of the channels added during the entire three-year period. Cable operators electing to use the $.20 per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is otherwise permitted under the FCC's regulations. The FCC has requested further comment on whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

  The FCC will permit cable operators to exercise their discretion in setting rates for New Product Tiers ("NPT") so long as, among other conditions, the channels that are subject to rate regulation are priced in conformity with applicable regulations and cable operators do not remove programming services from existing rate-regulated service tiers and offer them on an NPT.

  In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (programming costs, local regulatory fees and state and local taxes applicable to the provision of cable television services), inflation and changes in the number of regulated channels rather than on the basis of cost increases incurred in the preceding quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years. In March, 1997, the FCC implemented regulations that provide cable operators with the option of establishing uniform rates throughout multiple franchise areas served by the same system. The FCC will review proposals to implement uniform rates on a case by case basis.

  In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34% of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide 11.25% after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposed to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

  The 1996 Act amends the rate regulation provisions of the 1992 Cable Act. Regulation of basic cable service continues in effect until a cable system becomes subject to effective competition. Regulation of CPS rates will be deregulated in franchise areas with more than 50,000 residents on March 31, 1999. The 1996 Act deregulates rates of small operators upon enactment where a small cable operator serves 50,000 or fewer subscribers. A small cable operator is defined as an operator that serves fewer than 1% of all subscribers and is not affiliated with any entity whose gross annual revenues in the aggregate exceed $250 million. Subscribers are no longer permitted to file programming service complaints with the FCC, and complaints may only be brought by a franchising authority if, within 90 days after a rate increase becomes effective, it receives subscriber complaints. The FCC is required to act on such complaints within 90 days. In addition to the existing definition of effective competition, a new effective competition test permits deregulation of both basic and CPS tier rates where a telephone company offers cable service by any means (other than direct-to-home satellite services) provided that such service is comparable to the services provided in the franchise area by the unaffiliated cable operator. The uniform rate provision of the 1992 Cable Act is amended to exempt bulk discounts to multiple dwelling units so long as a cable operator that is not subject to effective competition does not charge predatory prices to a multiple dwelling unit.

  Franchising authorities in a number of communities in which Cox operates cable television systems initiated basic service rate regulation pursuant to Section 623 of the Communications Act and corresponding regulations of the FCC and required Cox to justify its existing basic service rates. In addition, certain subscribers and franchising authorities filed complaints with the FCC pursuant to Section 623 of the Communications Act and corresponding FCC regulations challenging the reasonableness of Cox's rates for cable programming services. Cox submitted rate justifications to these franchising authorities and filed responses to the rate complaints with the FCC. Franchising authorities and the FCC issued a number of rate decisions regarding basic and CPS rates, and the FCC is currently processing several additional rate complaints.

  On December 1, 1995, the FCC issued an order adopting the terms of a rate settlement in the form of a proposed resolution between Cox and the FCC's Cable Services Bureau (the "Resolution"). The order resolves the outstanding programming service rate complaints covering all of Cox's systems as of June 30, 1995. The order provides for $7 million in refunds plus interest and covers one million subscribers. The fees paid by the former TMCT subscribers for additional outlets have been eliminated as of January 6, 1996 and account for virtually all of the refund amount. The order also permits Cox to move as many as four regulated services to a new tier in each franchise area where an a la carte package previously was not provided, which provides Cox additional pricing flexibility for this new tier. In addition, the order confirms that Cox's cable programming service tier rates, as of June 30, 1995, are not unreasonable and that the acceptance of the Resolution by the FCC does not constitute an admission by Cox of any violation or failure to conform to any law, rule or policy. On January 29, 1996, the City of Irvine and six other cities located in California filed an appeal to set aside the order in the United States Court of Appeals for the Ninth Circuit. The FCC is a party to the appeal and Cox has been granted leave to intervene. In lieu of filing its brief, the FCC asked the Court to remand the case so that it might issue an order that better explained the reasons underlying its decision to accept the Resolution. The Court granted the request, but the FCC has not yet issued a revised order. Cox cannot predict the outcome of this appeal.

  CARRIAGE OF BROADCAST TELEVISION SIGNALS. The 1992 Cable Act contains new signal carriage requirements. The FCC adopted rules implementing the must-carry provisions for non-commercial and commercial stations and retransmission consent for commercial stations in March 1993. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence ("ADI"), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether to require the cable system to negotiate for "retransmission consent" to carry the station. The first such election was made in June 1993 and the second in October 1996. With the 1996 election , FCC rules require broadcasters to use their DMA as the relevent television market for must-carry purposes. A recent amendment to the Copyright Act of 1976 will in some cases increase the number of stations that may elect must-carry status on cable systems located within such stations' ADI. Cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WTBS). All commercial stations entitled to carriage were to have been carried by June 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. A number of stations previously carried by Cox's cable television systems elected retransmission consent. Cox generally reached agreements with broadcasters who elected retransmission consent or negotiated extensions to the retransmission deadline and thus far has not been required to pay cash compensation to broadcasters for retransmission consent. Cox has agreed to carry some services (e.g., fX and ESPN2) in specified markets pursuant to retransmission consent agreements which it believes are comparable to those entered into by most other large cable television operators. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, non-commercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. The must-carry provisions for non-commercial stations became effective in December 1992.

  NONDUPLICATION OF NETWORK PROGRAMMING. Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis.

  DELETION OF SYNDICATED PROGRAMMING. FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other distant television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety. The FCC also has commenced a proceeding to determine whether to relax or abolish the geographic limitations on program exclusivity contained in its rules, which would allow parties to set the geographic scope of exclusive distribution rights entirely by contract, and to determine whether such exclusivity rights should be extended to noncommercial educational stations. It is possible that the outcome of these proceedings will increase the amount of programming that cable operators are required to black out. Finally, the FCC has declined to impose equivalent syndicated exclusivity rules on satellite carriers who provide services to the owners of home satellite dishes similar to those provided by cable systems.

  REGISTRATION PROCEDURE AND REPORTING REQUIREMENTS. Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC.

  TECHNICAL REQUIREMENTS. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC revised its standards and made them applicable to all classes of channels which carry downstream National Television System Committee ("NTSC") video programming. Local franchising authorities are permitted to enforce the FCC's new technical standards. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology and to entertain waiver requests from franchising authorities who seek to impose more stringent technical standards upon their franchised cable television systems.

  POLE ATTACHMENTS. The FCC currently regulates the rates, terms and conditions imposed by certain public utilities for use of their poles, unless under the Federal Pole Attachment Act state public utilities commissions are able to demonstrate that they regulate rates, terms and conditions of the cable television pole attachments. A number of states and the District of Columbia have so certified to the FCC. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised and from time to time revises. Recently the FCC initiated a proceeding to determine whether it should make other adjustments to the current pole attachment formula which, if implemented, generally would result in an increase in pole attachment rates. The 1996 Act extends the regulation of rates, terms and conditions of pole attachments to telecommunications service providers, and requires the FCC to prescribe regulations to govern the charges for pole attachments used by telecommunications carriers to provide telecommunications services when the parties fail to resolve the dispute over such charges. The 1996 Act, among other provisions, increases significantly future pole attachment rates for cable systems which use pole attachments in connection with the provision of telecommunications services as a result of a new rate formula charged to telecommunication carriers for the non-useable space of each pole. These rates are to be phased in after a five-year period.

  REGULATORY FEES AND OTHER MATTERS. Pursuant to the Communications Act, the FCC has adopted requirements for payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. Currently, cable television systems are required to pay regulatory fees of $0.55 per subscriber per year, which may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Fees are also assessed for other licenses, including licenses for business radio and cable television relay systems (CARS). Those fees, however, may not be collected directly from subscribers.

  In addition, the FCC has adopted regulations pursuant to the 1992 Cable Act which require cable systems not subject to effective competition to permit customers to purchase video programming on a per-channel or a per-event basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally cable systems must become technically capable of complying with the statutory obligation by December 2002. Consistent with its statutory obligations, the FCC also has adopted a number of measures for improving compatibility between existing cable systems and consumer electronics equipment, including a prohibition from scrambling program signals carried on the basic tier, absent a waiver. The FCC also is considering whether to extend this prohibition to cover all regulated tiers of programming.

  In December 1994, the FCC announced that its longstanding Emergency Broadcast System rules were to be replaced. The new rules establish cable television and broadcast technical standards to support a new Emergency Alert System. Cable operators must install and activate equipment necessary for the new system by July 1, 1997.

  FCC regulations also address the carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service standards; home wiring and limitations on advertising contained in nonbroadcast children's programming. The FCC has initiated a rulemaking to consider, among other issues, whether to adopt uniform regulations governing telephone and cable inside wiring. The regulations ultimately adopted by the FCC could affect Cox's ownership and access to inside wiring used to provide telephony and video programming services particularly with regard to the provision of services to multiple dwelling unit buildings. In a related rulemaking proceeding, the FCC will consider the appropriate treatment of inside wiring in multiple dwelling unit buildings. The outcome of that rulemaking could affect cable operators' access to inside wiring in MDUs which they currently serve.

  CONSUMER EQUIPMENT. The 1996 Act requires the FCC, in consultation with industry standard-setting organizations, to adopt regulations which would encourage commercial availability to consumers of all services offered by multichannel video programming distributors, such as converter boxes, interactive communications equipment and other equipment used by consumers to access multichannel video programming. The FCC has initiated a proceeding seeking comment as to how to implement its obligations under the 1996 Act. Pursuant to the 1996 Act, the regulations adopted may not prohibit programming distributors from offering consumer equipment, so long as the cable operator's rates for such equipment are not subsidized by charges for the services offered. The rules also may not compromise the security of the services offered, or the efforts of service providers from preventing theft of service. The FCC may waive these rules so as not to hinder the development of advanced services and equipment. The 1996 Act also requires the FCC to examine the market for closed captioned programming and prescribe regulations which ensure that video programming, with certain exceptions, is fully accessible through closed captioning and the FCC has initiated a proceeding to prescribe such rules.

  FRANCHISE FEES AND OBLIGATIONS. Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

  RENEWAL OF FRANCHISES. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. These formal procedures are mandatory only if timely invoked by either the cable operator or the franchising authority. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Although the procedures provide substantial protection to incumbent franchisees, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

  The 1992 Cable Act made several changes to the renewal process which could make it easier in some cases for a franchising authority to deny renewal. The cable operator's timely request to commence renewal proceedings must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. Within a four-month period beginning with the submission of the renewal proposal, the franchising authority must grant or preliminarily deny the renewal. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. Franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped only if, after giving the cable operator notice and opportunity to cure, the authority fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

  COMPETING FRANCHISES. Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the United States Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be in a state of flux. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

  CHANNEL SET-ASIDES. The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to an FCC-prescribed formula. The FCC has adopted rules regulating: (i) the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity; (ii) the terms and conditions for commercial use of such channels; and (iii) the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity. The FCC recently reconsidered and revised the formula governing the rates that may be charged for the use of leased access channels. The new formula, which will result in a downward adjustment in such rates, has been appealed by a party seeking a further adjustment.

  OWNERSHIP. The FCC rules generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal (predicted grade B contour as defined under FCC regulations) reaches any portion of the community served by the cable television system, on the other hand. For purposes of the cross-ownership rules, "control" of licensee companies is attributed to all 5% or greater stockholders, except for mutual funds, banks and insurance companies which may own less than 10% without attribution of control. This rule prohibits Cox from owning or operating a cable television system in the same area in which CEI or one of CEI's subsidiaries owns or operates a television broadcast station. The FCC has requested comment as to whether to raise the attribution criteria from 5% to 10% and for passive investors from 10% to 20%, and whether it should exempt from attribution certain widely held limited partnership interests where each individual interest represents an insignificant percentage of total partnership equity. The 1996 Act eliminated the statutory ban on the cross-ownership of a cable system and a television station, and permits the FCC to amend or revise its own regulations regarding the cross-ownership ban. The FCC's rule remains in effect. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks and revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. The local limit would not apply in cases where the network-owned cable system competes with another cable operator.

  Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule in 1993 prohibiting the common ownership, affiliation, control or interest of cable television systems and MMDS facilities having overlapping service areas, except in very limited circumstances. However, the 1996 Act permits co-ownership of MMDS and cable systems in areas where the cable operator is subject to effective competition. The 1992 Cable Act also codified this restriction and extended it to co-located SMATV systems, except that a cable system may acquire a co-located SMATV system if it provides cable service to the SMATV system in accordance with the terms of its cable television franchise. Under the 1992 Cable Act, permitted arrangements in effect as of October 5, 1992 were grandfathered. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the transfer of ownership of cable television systems.

  The cross-ownership prohibitions would preclude investors from holding ownership interests in Cox if they simultaneously served as officers or directors of, or held an attributable ownership interest in, these other businesses, and would also preclude Cox from acquiring a cable television system when Cox's officers or directors served as officers or directors of, or held an attributable ownership in, these other businesses which were located within the same area as the cable system which was to be acquired.

  The 1996 Act generally restricts common carriers from holding greater than a 10% financial interest or any management interest in cable operators which provide cable service within the carrier's telephone exchange service area or from entering joint ventures or partnerships with cable operators in the same market subject to four general exceptions which include population density and competitive market tests. The FCC may waive the buyout restrictions if it determines that, because of the nature of the market served by the cable system or the telephone exchange facilities, the cable operator or LEC would be subject to undue economic distress by enforcement of the restrictions, the system or LEC facilities would not be economically viable if the provisions were enforced, the anticompetitive effects of the proposed transaction clearly would be outweighed by the public interest in serving the community, and the local franchising authority approves the waiver.

  Pursuant to the 1992 Cable Act, the FCC has imposed regulatory ownership restrictions on the number of cable systems which a single cable operator may own. In general, no cable operator may hold an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal of the United States District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional. The appeal of that decision has been consolidated with an appeal of the FCC's regulatory ownership restrictions. The FCC also has adopted rules which limit the number of channels on a cable system that can be occupied by programming in which the entity that owns the cable system has an attributable interest. The limit is 40% of all activated channels.

  Federal cross-ownership restrictions have previously limited entry into the cable television business by potentially strong competitors such as telephone companies. The 1996 Act repeals the cross-ownership ban and provides that telephone companies may operate cable television systems within their own service areas.

  The 1996 Act will enable telephone companies to provide video programming services as common carriers, cable operators or open video system ("OVS") operators. If OVS systems become widespread in the future, cable television systems could be placed at a competitive disadvantage because, unlike OVS operators, cable television systems are required to obtain local franchises to provide cable television service and must comply with a variety of obligations under such franchises. Under the 1996 Act, common carriers leasing capacity for the provision of video programming services over cable systems or OVS operators are not bound by the interconnection obligations of Title II, which otherwise would require the carrier to make capacity available on a nondiscriminatory basis to any other person for the provision of cable service directly to subscribers. Additionally, under the 1996 Act, common carriers providing video programming are not required to obtain a Section 214 certification to establish or operate a video programming delivery system.

  Common carriers that qualify as OVS operators are exempt from many of the regulatory obligations that currently apply to cable operators. However, certain restrictions and requirements that apply to cable operators will still be applicable to OVS operations. Common carriers that elect to provide video services over an OVS may do so upon obtaining certification by the FCC. Among other requirements, the 1996 Act prohibits OVS operators from discriminating in the provision of video programming services and requires OVS operators to limit carriage of video services selected by the OVS operator to one-third of the OVS's capacity. OVS operators must also comply with the FCC's sports exclusivity, network nonduplication and syndicated exclusivity restrictions, public, educational, and government channel use requirements, the "must-carry" requirements of the 1992 Cable Act, and regulations that prohibit anticompetitive behavior or discrimination in the prices, terms and conditions of providing vertically integrated satellite-delivered programming. The manner in which OVS operators will be treated as cable operators for purposes of copyright liability has not yet been determined by the Copyright Office. Upon compliance with such requirements and FCC rules that mirror statutory requirements, an OVS operator will be exempt from various statutory restrictions which apply to cable operators, such as broadcast-cable ownership restrictions, commercial leased access requirements, franchising, rate regulation, and consumer electronics compatibility requirements. Although OVS operators are not subject to franchise fees, as defined by the 1996 Act, they may be subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. Such fees may not exceed the rate at which franchise fees are imposed on cable operators and may be itemized separately on subscriber bills.

  The FCC has ruled that cable operators may opt to operate OVS systems, but only if they are subject to effective competition. Under the FCC's rules, a cable operator may not terminate an existing franchise agreement in order to become an OVS operator. An appeal of these rules is currently pending in the United States Court of Appeals for the Fifth Circuit.

  TELECOMMUNICATIONS REGULATION. The telecommunications services currently offered by Cox affiliates and Sprint PCS are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications service providers to the extent that those facilities are used to provide, originate and terminate interstate or international communications.

  LANDLINE TELECOMMUNICATIONS SERVICES. While the current switched voice and data market is dominated by local exchange companies, also known as incumbent LECs, the 1996 Act presents new opportunities for new entrants into these markets. The LECs provide a full range of local telecommunications services and equipment to customers, as well as originating and terminating access to their local networks to interexchange carriers and commercial mobile radio service providers. Because LECs historically have had exclusive state franchises by law to provide telephone services, they have established monopoly relationships with their customers. Under the new law and subject to certain exemptions for rural telephone companies, the FCC is directed to preempt any state law or regulation that acts to prevent new competitive entry into incumbent LEC markets.

  The 1996 Act also eliminates the interexchange (interLATA) restrictions contained in the Modified Final Judgment, the 1981 consent decree, and establishes procedures under which a Bell Operating Company (BOC) can enter the market for interLATA services within its telephone service area. Before a BOC can enter the landline interLATA market, it must enter into a state-approved interconnection agreement with a company that provides local exchange service to business and residential customers predominantly over its own facilities. Alternatively, if no such competitor requests interconnection, the BOC can request authority to provide interLATA services if it offers interconnection pursuant to state-approved terms and conditions. The interconnection provided by the BOC must comply with a "competitive checklist". Many, if not all, of the BOCs are currently preparing applications for FCC approval to provide interLATA services.

  REGULATORY REQUIREMENTS FOR ALL LECS, INCLUDING NEW ENTRANTS. Under the 1996 Act, new landline entrants will become subject to additional federal regulatory requirements when they provide local exchange service in any market. The 1996 Act imposes a number of access and interconnection requirements on all LECs, with additional requirements imposed on incumbent LECs. Specifically, the 1996 Act required the FCC to implement rules under which all LECs must provide telephone number portability, dialing parity, reciprocal compensation for traffic transport and termination, resale and access to rights of way. In addition, the 1996 Act specifies procedures for state commissions to review and approve both voluntary and compulsory interconnection agreements entered into between new entrants and incumbent LECs. These requirements also place burdens on new entrants that may benefit other competitors. In particular, the resale requirement means that a company can seek to resell the facilities of a new entrant without making a similar investment in facilities.

  One of the primary goals of the original Communications Act of 1934 was to extend telephone service to all citizens of the United States. This goal has been achieved primarily by maintaining the rates for basic local exchange service at a reasonable level. It was widely accepted that incumbent LECs were able to maintain relatively low local rates by subsidizing them with revenues from business and toll services, and by subsidizing rural service at the expense of urban customers. The extent of these subsidies has been widely disputed and incumbent LECs that have this information generally have not made it available for review and verification.

  The 1996 Act continues the goal of preserving and advancing universal service by requiring the FCC to establish an explicit mechanism for subsidizing service to those who might otherwise drop off the public switched telephone network. Although the details will be determined by the FCC as it considers the recommendations of a Federal-State joint board of regulators, the legislation specifies that all telecommunications carriers will be required to contribute and carriers that serve eligible customers can apply to receive subsidies. State universal service programs may also continue in effect so long as they are administered on a competitively neutral basis.

  Depending upon how the FCC implements its statutory mandate and states adjust their existing programs, this subsidy mechanism may provide an additional source of revenue to those LECs willing and able to provide service to those markets that are less financially desirable, either because of the high cost of providing service or the limited revenues that might be available from serving a particular subset of customers in an area, i.e., residential customers.

  Another goal of the 1996 Act is to increase competition for telecommunications services, thereby reducing the need for continuing regulation of these services. To this end the 1996 Act requires the FCC to streamline its regulation of incumbent LECs and permits the FCC to forbear from regulating particular classes of telecommunications services or providers, including relaxation or potentially eventual termination of FCC service tariffing requirements.

  The 1996 Act eliminates the requirement that incumbent LECs obtain FCC authorization prior to constructing facilities for interstate services. The 1996 Act also limits the FCC's ability to review incumbent LEC tariff filings. These changes will increase the speed with which incumbent LECs are able to introduce new service offerings and new pricing of existing services, thereby increasing their flexibility to respond to new entrants.

  In addition to incumbent LECs and existing competitive access providers, new entrants potentially capable of offering switched and non-switched services include individual cable television companies, electric utilities, long distance carriers, microwave carriers, wireless service providers, resellers and private networks built by large end-users.

  BROADBAND PCS AUCTION. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating the entry of or the rates charged by any Commercial Mobile Radio Service ("CMRS") provider, including PCS providers. On February 3, 1994, the FCC adopted rules implementing the 1993 Budget Act and created the CMRS regulatory classification. The CMRS classification applies to all mobile services (including PCS) that are for profit and that provide interconnected service to the public or a substantial portion of the public. At that time, the FCC preempted state regulation and established a procedure for states to petition the FCC for authority to regulate CMRS rates. Eight states submitted requests to continue regulation of cellular providers within their jurisdictions. On May 19, 1995, the FCC released orders denying the requests.

  States are permitted under the 1993 Budget Act to regulate "other terms and conditions" of CMRS, including the siting and zoning of CMRS equipment. A petition for rulemaking is pending before the FCC requesting that the FCC preempt state and local siting and zoning regulation to the extent such regulation acts to inhibit or prevent entry into the CMRS marketplace. The petition generally has been opposed by state and local governments and supported by CMRS providers and potential PCS providers. The 1996 Act contains a provision prohibiting state and local governments from discriminating in their zoning decisions that apply to personal wireless service facilities and enforcing rules or regulations that prevent the provision of wireless services.

  Additionally, the 1996 Act specifically determined that CMRS providers are not required to provide equal access to interexchange carriers for the provision of interexchange services. While the FCC has prescribed rules for the unblocking of access to a preferred interexchange carrier, the legislation does away with the equal access requirement imposed on the wireless affiliates of the BOCs. In addition, the 1996 Act permits the BOCs, on enactment, to provide interexchange service to their cellular customers.

  The FCC has allocated 120 MHz of spectrum in the 2 GHz band to be licensed to competing broadband PCS providers, which it is anticipated will offer advanced digital wireless services in competition with current cellular and specialized mobile radio services as well as with landline telephone service. Broadband PCS spectrum was first auctioned by Major Trading Area (MTA) licenses by the FCC in an auction which ended in mid-March 1995. Six broadband PCS licenses have been auctioned in each service area (except that only five licenses were auctioned in the three markets in which pioneer preference licenses were issued), and FCC rules permit some aggregation and disaggregation of PCS spectrum by PCS operators. The first broadband PCS auction included two 30 MHz frequency blocks of spectrum (Blocks "A" and "B") licensed by MTA. The second auction was for 30 MHz blocks of broadband spectrum, licensed using Basic Trading Areas (Block "C" auction). Block C licenses were available only to parties that met specific FCC eligibility criteria. A Basic Trading Area spectrum block, Block "F," was also auctioned only to parties meeting specific eligibility criteria following the Block "C" auction. The FCC has recently concluded its final PCS auctions for the F Block and two Basic Trading Area 10 MHz blocks of spectrum, Blocks "D" and "E," which will not be subject to the additional eligibility requirements imposed on Blocks "C" and "F."

STATE AND LOCAL REGULATION

  CABLE TELEVISION REGULATION. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. Consistent with the Communications Act, state and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

  Cable television systems generally are operated pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on a percentage of the system's gross customer revenues, to the granting authority. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system, and courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities have immunity from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

  The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided.

  Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

  The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television or telephony industries. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television or telephony systems operate. Neither the outcome of these proceedings nor their impact upon the cable television or telephony industries can be predicted at this time.

  The government of Mexico has authorized the allocation of a new broadcast station on channel 3 in Tijuana, Mexico, which if constructed, will cause interference with the operations of the Company's cable system serving the San Diego area. The Company provides its subscribers with converters which are tuned to channel 3, and ingress from the station's signal wall cause co-channel interference on the system in those areas of the San Diego market where the station's signal is received. The United States Government has requested the Mexican government to modify its proposed allocation. If the Mexican government declines, the Company would be required to incur significant expenses to retune subscribers' converters to a different channel. Cable reception in those franchise areas where the station could be received would be disrupted until the converters were retuned.

EMPLOYEES

  At December 31, 1996, Cox had approximately 7,200 full-time-equivalent employees. Cox considers its relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES

  Cox's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Cox's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer devices consist of decoding converters. The physical components of cable television systems require maintenance and periodic upgrading to keep pace with technological advances.

  Cox's cable distribution plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Cox owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of its market areas and leases most of its service vehicles. Cox believes that its properties, both owned and leased, taken as a whole, are in good operating condition and are suitable and adequate for Cox's business operations.

ITEM 3.   LEGAL PROCEEDINGS

  Cox is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending, individually or in the aggregate, will have a material adverse effect on Cox or its business or operations. See Note 16 to the Consolidated Financial Statements included in Cox's 1996 Annual Report to Stockholders and incorporated herein by reference (see Exhibit 13).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Cox held its 1996 Annual Meeting of Stockholders on May 7, 1996. Two matters were voted upon at the meeting: (a) the election of a Board of Directors of seven members to serve until the 1997 Annual Meeting or until their successors are duly elected and qualified; and (b) ratification of the appointment by the Board of Directors of Deloitte & Touche LLP, independent certified public accountants, as Cox's independent auditors for the year ending December 31, 1996.

  The following directors were elected and they received the votes indicated:


                                               VOTES
                           IN FAVOR OF        WITHHELD
                           -----------        --------

    James C. Kennedy       383,026,502         579,883
    Janet Morrison Clarke  383,227,225         379,360
    John R. Dillon         383,025,987         580,398
    David E. Easterly      383,026,481         579,904
    Robert F. Erburu       382,994,061         612,324
    James O. Robbins       383,026,540         579,845
    Andrew J. Young        383,205,099         401,286

  Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 1996 was approved with 383,544,498 votes in favor, 15,104 votes opposed and 45,783 abstentions.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Except as set forth below, the information required by this Item is incorporated by reference to the back cover of Cox's 1996 Annual Report to Stockholders (see
Exhibit 13).

  In June 1995, concurrent with its public offering of shares of Class A Common Stock, the Company agreed to issue shares of Class A Common Stock to CEI in a private placement (the "CEI Purchase"). Pursuant to the CEI Purchase, CEI acquired 8,298,755 shares of Class A Common Stock at $18.075 per share, the price offered to the public per share, less the underwriting discounts and commissions thereon. CEI holds these shares of Class A Common Stock for investment purposes.

ITEM 6.      SELECTED FINANCIAL DATA

  The information required by this Item is incorporated by reference to page 18 of Cox's 1996 Annual Report to Stockholders (see Exhibit 13).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated by reference to pages 19 through 25 of Cox's 1996 Annual Report to Stockholders (see Exhibit 13).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Except as set forth below, the information required by this Item is incorporated by reference to pages 26 through 48 of Cox's 1996 Annual Report to Stockholders (see Exhibit 13).

  The information required by this Item with respect to Cox California PCS, Inc. is included at Exhibit 99.1.

  The information required by this Item with respect to Sprint Spectrum Holding Company, L.P. is included at Exhibit 99.2.

  The information required by this Item with respect to Teleport Communications Group Inc. is incorporated by reference to the financial statements contained in the Form 10-K for the fiscal year ended December 31, 1996 filed by Teleport Communications Group Inc. (Commission File No. 0-20913) (See Exhibit 99.3).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Documents incorporated by reference or filed with this Report

     (1) The financial statements set forth on pages 26 through 48 of the 1996 Annual Report to Stockholders are incorporated herein by reference (see Exhibit 13). The financial statements required by
            Item 8 with respect to Cox California PCS, Inc. are incorporated by reference herein (see Exhibit 99.1). The financial statements required by Item 8 with respect to Sprint Spectrum Holding Company, L.P. are incorporated by reference herein (see Exhibit 99.2). The financial statements required by Item 8 with respect to Teleport Communications Group Inc. are incorporated by reference herein (see
            Exhibit 99.3).

     (2) No financial statement schedules are required to be filed by Items 8 and 14(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

     (3)    Exhibits required to be filed by Item 601 of Regulation S-K:

            Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT
NUMBER        DESCRIPTION
------        ------------------------------------------------------------------

 2.1     --   Agreement and Plan of Merger, dated as of June 5, 1994, by and among The Times Mirror Company, New TMC Inc., Cox Communications,
              Inc. and Cox Enterprises, Inc. (Incorporated by reference to
              Exhibit 2.1 to Cox's Registration Statement on Form S-4, File No.
              33-80152, filed with the Commission on December 16, 1994.)

 2.2     --   Amendment No. 1, dated as of December 16, 1994, to Agreement and
              Plan of Merger by and among The Times Mirror Company, New TMC
              Inc., Cox Communications, Inc. and Cox Enterprises, Inc.
              (Incorporated by reference to Exhibit 2.2 to Cox's Registration
              Statement on Form S-4, File No. 33-80152, filed with the
              Commission on December 16, 1994.)

 2.3     --   Amendment No. 2, dated as of January 30, 1995, to Agreement and
              Plan of Merger by and among The Times Mirror Company, New TMC
              Inc., Cox Communications, Inc., and Cox Enterprises, Inc.
              (Incorporated by reference to Exhibit 2.3 to Cox's Current Report on Form 8-K filed with the Commission on February 15, 1995.)

 3.1    --    Amended Certificate of Incorporation of Cox Communications, Inc.
              (Incorporated by reference to Exhibit 3.1 to Cox's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

 3.2     --   Bylaws of Cox Communications, Inc. (Incorporated by reference to
              Exhibit 3.2 to Cox's Registration Statement on Form S-4, File No.
              33-80152, filed with the Commission on December 16, 1994.)

 4.1     --   Indenture dated as of June 27, 1995 between Cox Communications,
              Inc. and The Bank of New York, as Trustee, relating to the 6 3/8 %
              Notes due 2000, 6 1/2 % Notes due 2002, 6 7/8 Notes due 2005, 7
              1/4 % Debentures due 2015 and the 7 5/8 % Debentures due 2025 of
              Cox Communications, Inc. (Incorporated by reference to Exhibit 4.1 to Cox's Registration Statement on Form S-1, File No. 33-99116, filed with the Commission on November 8, 1995.)

 10.1    --   Amended and Restated Agreement of Limited Partnership of MajorCo,
              L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P.,
              TCI Network Services, Comcast Telephony Services and Cox Telephony
              Partnership. * (Incorporated by reference to Exhibit 10.1 to Cox's
              Current Report on Form 8-K filed with the Commission on February
              9, 1996.)

 10.2    --   Second Amended and Restated Joint Venture Formation Agreement,
              dated as of January 31, 1996, by and between Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox
              Communications, Inc. * (Incorporated by reference to Exhibit 10.2 to Cox's Current Report on Form 8-K filed with the Commission on February 9, 1996.)

 10.3    --   Parents Agreement, dated as of January 31, 1996 between Cox
              Communications, Inc and Sprint Corporation. * (Incorporated by reference to Exhibit 10.3 to Cox's Current Report on Form 8-K filed with the Commission on February 9, 1996.)

 10.4    --   Amended and Restated Agreement of Limited Partnership of
              PhillieCo, L.P., dated as of February 17, 1995, by and among Sprint Spectrum, Inc., TCI Network, Inc. and Cox Communications
              Wireless, Inc. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Cox Communications, Inc., filed with the Commission on March 31, 1995.)

 10.5    --   Contribution Agreement, dated as of March 28, 1995, by and among
              TCI Network Services, Comcast Telephony Services, Cox Telephony
              Partnership, MajorCo, L.P. and Newtelco, L.P. (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Cox
              Communications, Inc., filed with the Commission on March 31,
              1995.)

 10.6    --   Registration Rights Agreement, dated as of January 31, 1995, by and between Cox Communications, Inc., and Bank of America National
              Trust and Savings Association, Thomas Unterman, James F. Guthrie,
              James R. Simpson, Robert F. Erburu and David Laventhol, each as trustees for certain employee benefit plans of The Times Mirror
              Company. (Incorporated by reference to Exhibit 10.6 to the Annual
              Report on Form 10-K of Cox Communications, Inc., filed with the
              Commission on March 31, 1995.)

 10.7    --   Tax Allocation Agreement, dated as of February 1, 1995, by and between Cox Enterprises, Inc. and Cox Communications, Inc.
              (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Cox Communications, Inc., filed with the Commission on March 31, 1995.)

 10.8    --   Asset Purchase Agreement, dated as of November 8, 1994, by and between Newport News Cablevision, Ltd. and Cox Cable Hampton
              Roads, Inc. (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Cox Communications, Inc., filed with the Commission on March 31, 1995.)

 10.9    --   Cox Executive Supplemental Plan of Cox Enterprises, Inc.
              (Incorporated by reference to Exhibit 10.5 to Cox's Registration
              Statement on Form S-4, File No. 33-80152, filed with the
              Commission on December 16, 1994.)

 10.10   --   Cox Communications, Inc. Long-Term Incentive Plan. (Incorporated
              by reference to Exhibit 10.8 to Cox's Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December
              16, 1994.)

 10.11   --   Cox Communications, Inc. Restricted Stock Plan for Non-Employee
              Directors. (Incorporated by reference to Exhibit 10.9 to Cox's
              Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)

 10.12   --   5-Year Credit Agreement, dated as of January 24, 1995, by and among Cox Communications, Inc., Texas Commerce Bank National
              Association and Chemical Bank, individually and as agents, and the other banks signatory thereto. (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Cox
              Communications, Inc., filed with the Commission on March 31,
              1995.)

 10.13   --   364-Day Credit Agreement, dated January 24, 1995, by and among Cox
              Communications, Inc., Texas Commerce Bank National Association and
              Chemical Bank, individually and as agents, and the other banks signatory. (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Cox Communications, Inc., filed with the Commission on March 31, 1995.)

 10.14   --   Assumption and Amendment Agreement, dated as of February 1, 1995, among Cox Communications, Inc., Texas Commerce Bank National
              Association, individually and as agent, and the other bank signatory. (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Cox Communications, Inc., filed with the Commission on March 31, 1995.)

  10.15  --   Form of Letter Agreement between Cox Enterprises, Inc. and Cox
              Communications, Inc. relating to the CEI Purchase. (Incorporated by reference to Exhibit 10.16 to Cox's Amendment No. 2 to
              Registration Statement on Form S-1, File No. 33-92000, filed with the Commission on June 21, 1995.)

  10.16  --   Share Exchange Agreement, dated August 11, 1995, among
              Southwestern Bell International Holdings (UK-1) Corporation,
              Southwestern Bell International Holdings (UK-2) Corporation, Cox
              UK Communications, LP, TeleWest plc, TeleWest Communications plc,
              SBC International, Inc., Cox Communications, Inc. and SBC Cable
              Comms (UK) relating to the TeleWest Merger. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Cox Communications,
              Inc., filed with the Commission on November 8, 1995.)

  10.17  --   Form of Co-Operation Agreement among Cox U.K. Communications, LP,
              Cox Communications, Inc., Southwestern Bell International Holdings
              (UK-1) Corporation and Southwestern Bell International Holdings
              (UK-2) Corporation, SBC International, Inc. and TeleWest plc relating to the TeleWest Merger. (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Cox Communications, Inc., filed with the Commission on November 8, 1995.)

  10.18  --   Form of Share Dealing Agreement among Cox Communications, Inc.,
              Cox U.K. Communications, LP, SBC International, Inc., Southwestern
              Bell International Holdings (UK-1) Corporation and Southwestern
              Bell International Holdings (UK-2) Corporation, Telecommunications
              International Holdings, Inc., US West International Holdings, Inc.
              and TeleWest plc relating to the TeleWest Merger. (Incorporated by reference to Exhibit 10.3 on Form 10-Q of Cox Communications,
              Inc., filed with the Commission on November 8, 1995.)

  10.19  --   Asset Exchange Agreement, dated December 31, 1996, by and among
              Heritage Cablevision of Southeast Massachusetts, Inc., Heritage
              Cablevue, Inc., TCI Cablevision of St. Bernard, Inc., TCI of
              Council Bluffs, Inc., TCI of Virginia, Inc., UA-Columbia
              Cablevision of Massachusetts, Inc., United Cable Television of
              Sarpy County, Inc., United Cable Television of Scottsdale, Inc., and TCI American Cable Holdings, L.P., and CoxCom, Inc.*

  10.20  --   Subscription Agreement, dated March 21, 1997, between Cox
              Communications, Inc. and Flextech plc

  13     --   Portions of the 1996 Annual Report to Stockholders (expressly incorporated by reference in Part I, Item 3 and Part II, Items 5 through 8 of this Report).

  21     --   Subsidiaries of Cox Communications, Inc.

  23.1   --   Consent of Deloitte & Touche LLP,  Atlanta, Georgia

  23.2   --   Consent of Deloitte & Touche LLP,  Kansas City, Missouri

  23.3   --   Consent of Deloitte & Touche LLP,  New York, New York

  23.4   --   Consent of Deloitte & Touche LLP,  Costa Mesa, California

  23.5   --   Consent of Price Waterhouse LLP, Washington, District of Columbia

  24     --   Power of Attorney (included on page 42)

  27     --   Financial data schedule

  99.1   --   Combined financial statements of Cox Communications PCS, L.P.
              and Cox California PCS, Inc.

  99.2   --   Financial statements of Sprint Spectrum Holding Company, L.P.

  99.3   --   Financial statements of Teleport Communications Group Inc.
________
         *  Schedules and exhibits intentionally omitted.

(b)  Current reports on Form 8-K:

       Cox filed a Current Report on Form 8-K dated 12/31/96.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, COX COMMUNICATIONS, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              COX COMMUNICATIONS, INC.


                              By: /s/   JAMES O. ROBBINS
                                  ----------------------
                                  James O. Robbins
                                  President and Chief Executive Officer

  Date: March 28, 1997

                               POWER OF ATTORNEY

  Cox Communications, Inc., a Delaware corporation, and each person whose signature appears below, constitutes and appoints James O. Robbins and Jimmy W. Hayes, and either of them, with full power to act without the other, such person's true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF COX COMMUNICATIONS, INC. AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                          TITLE                      DATE
         ---------                          -----                      ----

/s/ JAMES C. KENNEDY             Chairman of the Board of       March 28, 1997
-------------------------                Directors
    James C. Kennedy


/s/ JAMES O. ROBBINS          President and Chief Executive     March 28, 1997
-------------------------            Officer; Director
    James O. Robbins


/s/ JIMMY W. HAYES          Senior Vice President, Finance and  March 28, 1997
-------------------------         Chief Financial Officer
    Jimmy W. Hayes              (principal financial officer)


/s/ MICHAEL D. HORAN          Vice President and Controller     March 28, 1997
-------------------------     (principal accounting officer)
    Michael D. Horan


/s/ JANET MORRISON CLARKE                Director               March 28, 1997
-------------------------
    Janet Morrison Clarke

/s/ JOHN R. DILLON       Director                      March 28, 1997
-------------------------
    John R. Dillon


/s/ DAVID E. EASTERLY    Director                      March 28, 1997
-------------------------
    David E. Easterly


/s/ ROBERT F. ERBURU     Director                      March 28, 1997
-------------------------
    Robert F. Erburu


/s/ ANDREW J. YOUNG      Director                      March 28, 1997
-------------------------
    Andrew J. Young