Form 10-Q
period 1997-03-31
COX COMMUNICATIONS INC /DE/
filed 1997-05-14
CIK 25305

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 1-06590

                    [COX COMMUNICATIONS LOGO APPEARS HERE]

                            COX COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                              58-2112281
(STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


     1400 LAKE HEARN DRIVE, N.E.,                   30319
       ATLANTA, GEORGIA                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code: (404) 843-5000

                                _______________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No ____

                                _______________

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    There were 256,542,395 shares of Class A Common Stock outstanding as of May 1, 1997.

    There were 13,798,896 shares of Class C Common Stock outstanding as of May 1, 1997.

                          COX COMMUNICATIONS, INC.
                                  FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 1997

                              TABLE OF CONTENTS

                                                                 PAGE
                                                                 ----
                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS....................................   2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................   9


                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................  11

SIGNATURES.......................................................  12

                        Part I - Financial Information

Item 1. Financial Statements
                           Cox Communications, Inc.
                          Consolidated Balance Sheets
                                                                         MARCH 31    DECEMBER 31
                                                                           1997          1996
                                                                       ------------  -----------
                                                                              (UNAUDITED)
                                                                         (THOUSANDS OF DOLLARS)
ASSETS
Cash................................................................   $    71,203   $    42,349
Accounts and notes receivable, less allowance for doubtful
  accounts of $8,339 and $7,778.....................................       119,519       122,574
Net plant and equipment.............................................     1,694,513     1,531,811
Investments.........................................................     1,197,528     1,219,082
Intangible assets...................................................     2,578,860     2,728,955
Other assets........................................................       120,940       139,819
                                                                       -----------   -----------
     Total assets...................................................   $ 5,782,563   $ 5,784,590
                                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses...............................   $   224,534   $   220,859
Deferred income.....................................................        33,157        29,440
Deferred income taxes...............................................       367,618       294,453
Other liabilities...................................................        61,547        97,526
Debt................................................................     2,816,658     2,823,853
Amounts due to Cox Enterprises, Inc ("CEI").........................        74,069        57,147
                                                                       -----------   -----------
     Total liabilities..............................................     3,577,583     3,523,278
                                                                       -----------   -----------
Commitments and Contingencies (Note 8)

Shareholders' equity
  Preferred Stock, $1 par value; 5,000,000 shares authorized;
     none issued....................................................           --            --
  Class A Common Stock, $1 par value; 286,000,000 shares
     authorized; shares issued and outstanding: 256,521,365
     and 256,463,651................................................       256,521       256,464
  Class C Common Stock, $1 par value; 14,000,000 shares
     authorized; shares issued and outstanding: 13,798,896..........        13,799        13,799
  Additional paid-in capital........................................     1,781,649     1,742,121
  Retained earnings.................................................       178,275       216,097
  Foreign currency translation adjustment...........................        10,405        23,424
  Net unrealized gain (loss) on securities..........................       (35,669)        9,407
                                                                        ----------   -----------
     Total shareholders' equity.....................................     2,204,980     2,261,312
                                                                        ----------   -----------
     Total liabilities and shareholders' equity.....................   $ 5,782,563   $ 5,784,590
                                                                       ===========   ===========

See notes to consolidated financial statements.

                           Cox Communications, Inc.
                       Consolidated Statements of Income

                                                                            Three Months
                                                                           Ended March 31
                                                                     -----------------------------
                                                                         1997            1996
                                                                     -------------   -------------
                                                                              (UNAUDITED)
                                                                          (THOUSANDS OF DOLLARS)
REVENUES
   Complete basic.................................................   $    263,077    $    247,631
   New product tier...............................................          4,748           3,204
   Premium service................................................         45,756          47,631
   Pay-per-view...................................................         10,972          12,920
   Advertising....................................................         21,273          20,517
   Satellite......................................................         25,866          17,649
   Other..........................................................         11,418           7,946
                                                                     ------------    ------------
     Total revenues...............................................        383,110         357,498
COSTS AND EXPENSES
   Programming costs..............................................         95,685          89,016
   Plant operations...............................................         38,111          34,811
   Marketing......................................................         15,511          16,657
   General and administrative.....................................         69,893          65,028
   Satellite operating and administrative.........................         24,348          15,655
   Depreciation...................................................         72,847          55,862
   Amortization...................................................         17,050          18,500
                                                                     ------------    ------------
OPERATING INCOME..................................................         49,665          61,969
Interest expense..................................................        (46,816)        (34,505)
Equity in net losses of affiliated companies......................        (81,281)        (19,257)
Gain on exchanges of cable systems                                         24,642             --
Gain on sale of affiliated companies..............................          2,936           4,640
Other, net........................................................          4,000           4,757
                                                                     ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES.................................        (46,854)         17,604
Income Taxes......................................................         (9,032)         10,247
                                                                     ------------    ------------
NET INCOME (LOSS).................................................   $    (37,822)   $      7,357
                                                                     ============    ============
PER SHARE DATA
  Net income (loss) per share.....................................          (0.14)           0.03
  Weighted-average number of common
       shares outstanding.........................................    270,312,756     270,164,090


See notes to consolidated financial statements.


                                                     Cox Communications, Inc.
                                          Consolidated Statements of Shareholders' Equity




                                                                                                      Net
                                                                                        Foreign     unrealied
                                              Common Stock      Additional             currency       gain
                                         ---------------------    paid-in   Retained  translation   (loss) on
                                           Class A    Class C     capital    earnings  adjustment   securities    Total
                                         ---------------------  ----------  ---------  ----------  -----------   --------
                                                                            (unaudited)
                                                                       (Thousands of Dollars)
Balance at December 31, 1996............   $ 256,464  $  13,799 $1,742,121   $216,097  $ 23,424     $   9,407   $2,261,312
  Net loss..............................                                      (37,822)                             (37,822)
  Issuance of stock related to
    stock compensation plans...........          57                    954                                           1,011
  Capital contribution by CEI...........                            38,574                                          38,574
  Foreign currency translation
    adjustment..........................                                                (13,019)                   (13,019)
  Change in net unrealized gain (loss)
    on securities.......................                                                              (45,076)     (45,076)
                                           ---------  --------- ----------   --------  --------     ---------   ----------
Balance at March 31, 1997...............   $ 256,521  $  13,799 $1,781,649   $178,275  $ 10,405     $ (35,669)  $2,204,980
                                           =========  ========= ==========   ========  ========     =========   ==========


See notes to consolidated financial statements.


                      Cox Communications, Inc.
                Consolidated Statements of Cash Flows

                                                                           Three Months
                                                                          Ended March 31
                                                                      ----------- -----------
                                                                         1997        1996
                                                                      ----------- -----------
                                                                           (unaudited)
                                                                      (Thousands of Dollars)
Cash flows from operating activities
Net income (loss)....................................................  $ (37,822)   $  7,357
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation.......................................................     72,847      55,862
  Amortization.......................................................     17,050      18,500
  Equity in net losses of affiliated companies.......................     81,281      19,257
  Deferred income taxes..............................................        910     (27,108)
  Gain on exchange of cable systems..................................    (24,642)        --
  Gain on sale of affiliated companies...............................     (2,936)     (4,640)
Increase in accounts and notes receivable............................        583      12,660
Increase (decrease) in accounts payable and accrued expenses.........    (13,247)     12,578
Increase (decrease) in taxes payable.................................    (15,474)      5,760
Other, net...........................................................     (7,392)     (7,517)
                                                                       ---------   ---------
       Net cash provided by operating activities.....................     71,158      92,709
                                                                       ---------   ---------

Cash flows from investing activities
Capital expenditures.................................................   (181,404)   (109,068)
Investments in affiliated companies..................................   (129,393)    (57,984)
Proceeds from sale of affiliated companies...........................      6,983         --
Payments for exchanges of cable systems..............................    (53,442)        --
Proceeds from sale of businesses.....................................        --       52,730
Other, net...........................................................       (324)        178
                                                                       ---------   ---------
       Net cash used in investing activities.........................   (357,580)   (114,144)
                                                                       ---------   ---------

Cash flows from financing activities
Revolving credit borrowings, net.....................................    300,000     189,010
Commercial paper repayments, net.....................................    (55,739)        --
Repayment of debt....................................................     (4,305)     (1,703)
Proceeds from exercise of stock options..............................      1,012         829
Increase (decrease)  in amounts due to Cox Enterprises, Inc..........     49,914    (136,662)
Increase (decrease) in book overdrafts...............................     24,394      (3,423)
                                                                       ---------   ---------
       Net cash provided by financing activities.....................    315,276      48,051
                                                                       ---------   ---------

Net increase in cash.................................................     28,854      26,616
Cash at beginning of period..........................................     42,349      39,166
                                                                       ---------   ---------
Cash at end of period................................................  $  71,203   $  65,782
                                                                       =========   =========

See notes to consolidated financial statements.

                           Cox Communications, Inc.
                     Consolidated Statements of Cash Flows
                                  (Continued)

                                                            Three Months
                                                           Ended March 31
                                                         --------- ---------
                                                           1997      1996
                                                         --------- ---------
                                                             (unaudited)
                                                         (Thousands of Dollars)

Significant noncash transactions
     Transfer of PCS license............................$ 251,918         -


Additional cash flow information
     Interest...........................................$  28,565 $  17,361
     Income taxes.......................................    5,532    31,579



See notes to consolidated financial statements

                           COX COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1997


1.   BASIS OF PRESENTATION AND OTHER INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox Communication, Inc.'s ("Cox") Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997 or any interim period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Recently Issued Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, "Earnings per Share," which is superseded by this Statement. This Statement requires restatement of all prior-period EPS data presented. Upon adoption of this Statement in December 1997, the EPS amounts presented will not be materially different than those previously presented in accordance with Opinion 15.

     Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified for comparative purposes.

                           COX COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


3.   EXCHANGES OF BUSINESSES

     In March 1997, Cox exchanged its Myrtle Beach, South Carolina cable television system serving approximately 42,230 customers for Time Warner Entertainment/Advance-Newhouse's ("Time Warner") Hampton and Williamsburg, Virginia cable television systems serving approximately 45,300 customers. The transaction included a Texas cable television system serving approximately 7,000 customers which was purchased by Cox and then immediately traded to Time Warner. Cox recognized a book gain of $27.8 million in conjunction with the exchange.

4.   INVESTMENTS

     The summarized unaudited financial information presented below for significant equity method investments served as the basis for which Cox recorded its share of equity in net losses:




THREE MONTHS ENDED
----------------------
(THOUSANDS OF DOLLARS)
                          SPRINT       PIONEER                    OUTDOOR                    GEMS
                           PCS           CO            TCGI         LIFE     SPEEDVISION  TELEVISION
                      ------------------------------------------------------------------------------
MARCH 31, 1997
--------------
REVENUES               $   9,467      $  1,079      $ 96,800      $ 2,517      $ 1,480      $ 2,459
OPERATING LOSS          (190,814)      (41,271)      (23,600)      (4,712)      (7,073)      (1,869)
NET LOSS                (215,503)      (55,645)      (45,000)      (4,863)      (7,278)      (2,880)
MARCH 31, 1996
--------------
REVENUES                       -             -      $ 58,100      $   577      $   124      $ 2,261
OPERATING LOSS         $ (30,978)     $ (5,420)      (20,300)      (3,862)      (3,981)      (1,545)
NET LOSS                 (67,358)       (5,631)      (24,300)      (3,883)      (4,002)      (2,386)


     In April 1997, Cox exchanged its 37.9% interest in UK Gold and 49.6% interest in UK Living for 20,701,084 shares, or a 12.6% interest, in Flextech plc, a United Kingdom publicly held programming company. Cox will recognize a gain related to this transaction during the second quarter of 1997.

     In December 1996, pursuant to previous agreements, Cox, CEI, Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast") and Sprint Corporation ("Sprint") formed Cox Communications PCS, L.P. ("Cox PCS") to operate the PCS system in the Los Angeles-San Diego Major Trading Area ("MTA"). Cox PCS is owned 49% by Sprint Spectrum Holding Company L.P. ("Sprint PCS") as limited partner and 51% by Cox Pioneer Partnership ("CPP") as general partner. CPP is a jointly controlled partnership owned approximately 78% by Cox and approximately 22% by CEI. In March 1997, upon approval from the Federal Communication Commission ("FCC"), Cox transferred the PCS license for the Los Angeles-San Diego MTA and the related obligation to the FCC of $251.9 million to Cox PCS. The December 1996 formation of Cox PCS and the March 1997 transfer of the license and obligation resulted in Cox recording $38.6 million as a capital contribution from CEI.

5.   DEBT

                                                 MARCH 31    DECEMBER 31
                                                   1997          1996
                                                ----------   -----------
                                                (THOUSANDS OF DOLLARS)
Revolving credit facilities.................    $  749,999   $  449,999
Commercial paper, net of unamortized
  discount of 3,900 and $3,296..............       662,361      718,704
Medium-term notes, net of unamortized
  discount of $697 and $721.................       163,849      166,082
6.375% Notes, due June 15, 2000, net of
  unamortized discount of $762 and
  and $821..................................       424,238      424,179
6.5% Notes, due November 15, 2002, net
  of unamortized discount of $495 and
  $517......................................       199,505      199,483
6.875% Notes, due June 15, 2005, net of
  unamortized discount and hedging of
  $13,373 and $13,661.......................       361,627      361,339
7.25% Debentures, due November 15,
  2015, net of unamortized discount of
  $869 and $880.............................        99,131       99,120
7.625% Debentures, due June 15, 2025,
  net of unamortized discount and
  hedging of $18,086 and $18,128............       131,914      131,872
Obligation to the FCC.......................            --      251,918
Capitalized lease obligations...............        24,034       21,157
                                                ----------   ----------
    Total debt..............................    $2,816,658   $2,823,853
                                                ==========   ==========

                           COX COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

6.   TRANSACTIONS WITH AFFILIATED COMPANIES

     Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and CEI occurring periodically with interest at market rates (6.1% at March 31, 1997). Included in the amounts due to CEI are the following transactions:

                                                        (THOUSANDS OF DOLLARS)
    Balance, December 31, 1996..............................   $ 57,147
    Cash transferred from CEI...............................     26,954
    Capital contribution by CEI.............................     38,574
    Net operating expense allocations
      and reimbursement.....................................    (48,606)
                                                               --------
    Balance, March 31, 1997.................................   $ 74,069
                                                               ========

7.   SHAREHOLDERS' EQUITY

     In April 1997, Cox amended its Certificate of Incorporation thereby increasing authorized Class A Common Stock from 286,000,000 shares to 316,000,000 shares.

8.   COMMITMENTS AND CONTINGENCIES

     Cox is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox's consolidated financial position or consolidated results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three-month period ended March 31, 1997 and 1996.

RECENT ACQUISITIONS, DISPOSITIONS, EXCHANGES AND INVESTMENTS

      In March 1997, Cox exchanged its Myrtle Beach, South Carolina cable television system serving approximately 42,230 customers for Time Warner's Hampton and Williamsburg, Virginia cable television systems serving approximately 45,300 customers. The transaction included a Texas cable television system serving approximately 7,000 customers which was purchased by Cox and then immediately traded to Time Warner. Cox recognized a book gain of $27.8 million in conjunction with the exchange.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

     Revenues for the three months ended March 31, 1997 were $383.1 million, a 7% increase over revenues of $357.5 million for the three months ended March 31, 1996. Basic customers were 3,275,267 at March 31, 1997, a decrease from 3,299,983 at March 31, 1996 due to the sales and trades of cable systems during 1996 and 1997. Adjusting for these sales and trades, total revenues increased 9% over the same quarter in 1996 and basic customers grew 2.4% over customers at March 31, 1996.

     Complete basic revenues for the first quarter of 1997 increased 6% over the same period in 1996 to $263.1 million due to customer growth and average rate increases of 6-7% in the fourth quarter of 1996. These rate increases are the

                           COX COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

result of new channel additions and the pass-through of inflation adjustments. New product tier revenues grew 48% to $4.7 million as a result of increased penetration of these channel offerings.

     Premium service revenues for the current quarter were $45.8 million, down 4% from the first quarter of 1996. Although premium units increased to 1,999,568 at March 31, 1997 from 1,900,279 at March 31, 1996, the average rate per unit was lower in the current quarter due to the continuation of the premium channel promotion launched in spring 1996.

     Pay-per-view revenues for the first quarter of 1997 decreased 15% to $11.0 million; however, excluding revenue of $3.2 million from the March 1996 Tyson/Bruno boxing event, pay-per-view revenues increased 13%. Advertising revenues increased modestly to $21.3 million; however, excluding non-recurring revenues of $1.1 million from a 1996 Sprint campaign, advertising revenues increased 10%.

     Revenues from satellite operations were $25.9 million for the current quarter, a 47% increase over revenues of $17.6 million for the same quarter in 1996 as PrimeStar customers increased to 145,040 at March 31, 1997 from 79,190 at March 31, 1996.

     Programming costs were $95.7 million for the first quarter of 1997, an increase of 7% over the same period in 1996 due to customer growth, January 1997 programming rate increases and new channel additions. Plant operations expenses increased 9% to $38.1 million due to 1997 annual salary increases and additional repair and maintenance costs related to systems acquired in the trades during the current quarter. Marketing costs decreased 7% to $15.5 million for the current quarter due primarily to costs associated with the February 1996 premium channel promotion. General and administrative expenses for the first quarter of 1997 increased 7% to $69.9 million due to annual salary increases, the costs associated with developing and providing high-speed data and telephony services and bad debt expense.

     Operating income before depreciation and amortization ("EBITDA") is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA increased 2% to $139.6 million for the first quarter of 1997. EBITDA for the core video business, which excludes satellite and Fibernet operations and $3.2 million of direct costs associated with new services, grew 6% to $140.3 million compared to the first quarter of 1996 after adjusting for the trades and sales of cable systems.

     The EBITDA margin (EBITDA as a percentage of revenues) for the current quarter was 36.4%, a decrease from 38.1% for the first quarter of 1996 due to the increase in the direct costs of developing and providing data and telephony services and the up-front marketing and selling costs associated with new PrimeStar customers. The core video business EBITDA margin was 39.6% for the current quarter, a slight decrease from 39.9% in the first quarter of 1996.

     Depreciation was $72.8 million for the first quarter of 1997, a 30% increase compared to the same period in 1996 resulting from the continued upgrade and rebuild of the broadband network. Operating income for the first quarter of 1997 was $49.7 million, a decrease of 20% compared to the same period in 1996.

     Interest expense increased $12.3 million to $46.8 million for the first quarter of 1997 due to the elimination of capitalized interest expense as a result of Sprint PCS commencing operations. Equity in net losses of affiliated companies was $81.3 million, a $62.0 million increase over the prior year due to the losses associated with Sprint PCS, Cox PCS and Teleport. Gain on exchanges of cable systems includes $27.8 million related to the trade of the Myrtle Beach system for the Hampton, Virginia systems.

                           COX COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

     Net loss for the current quarter was $37.8 million as compared to net income of $7.4 million for the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

Uses of Cash

     As part of Cox's ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband cable network in preparation for the offering of new services and to make investments in affiliated companies primarily focused on telephony, programming and communications-related activities.

     Capital expenditures are primarily directed at upgrading and rebuilding broadband cable networks in preparation for the delivery of additional services. Capital expenditures for 1997 are expected to range between $600 million and $650 million. During the three months ended March 31, 1997, Cox made capital expenditures of $181.4 million.

     Funding requirements in 1997 for investments in affiliated companies are expected to be approximately $173 million for Sprint PCS and PhillieCo, $165 million for Cox PCS and $33 million for programming, PrimeStar and other investments. During the three months ended March 31, 1997, Cox funded approximately $11.4 million for Sprint PCS, PhillieCo and other telephony ventures, $107.4 million for Cox PCS and $10.6 million for programming, PrimeStar and other investments.

     During the first three months of 1997, repayments of $55.7 million were made for the commercial paper program. In addition, payments for exchanges of cable systems of $53.4 million were made for the trades which closed during the first quarter of 1997.

Sources of Cash

     Cox generated $71.1 million from operating activities during the first quarter of 1997. In addition, Cox borrowed $300 million of short term debt during the three months ended March 31, 1997.


                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           3.3 -- Certificate of Amendment of Certificate of Incorporation of Cox Communications, Inc.

           27  --  Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1997:

         Cox filed a Form 8-K on January 23, 1997 reporting that Cox, through Cox Pioneer Partnership, and Sprint Spectrum Holding Company, L.P. ("Sprint PCS") formed a new limited partnership on December 31, 1996 named Cox Communications PCS, L.P. to operate a personal communication services system in the Los Angeles-San Diego major trading area.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COX COMMUNICATIONS, INC.

Date: May 14, 1997                  /s/ Jimmy W. Hayes
                                    ----------------------------------
                                    Jimmy W. Hayes
                                    Senior Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)