Form 10-Q
period 1997-06-30
COX COMMUNICATIONS INC /DE/
filed 1997-08-13
CIK 25305

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM __________ TO __________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No ___

                                _______________

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          There were 256,695,153 shares of Class A Common Stock outstanding as of August 1, 1997.

          There were 13,798,896 shares of Class C Common Stock outstanding as of August 1, 1997.

                           COX COMMUNICATIONS, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                        PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS..........................................     2

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................    11

                          PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    14
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..............................    15

SIGNATURES..................................................................    16

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           COX COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30                    DECEMBER 31
                                                                    1997                        1996
                                                               -----------                --------------
                                                                             (UNAUDITED )
                                                                         (THOUSANDS OF DOLLARS)
ASSETS
Cash.........................................................  $    78,444                $       42,349
Accounts and notes receivable, less allowance for doubtful
 accounts of $7,904 and $7,778...............................      123,162                       122,574
Net plant and equipment......................................    1,789,658                     1,531,811
Investments..................................................    1,411,880                     1,219,082
Intangible assets............................................    2,560,554                     2,728,955
Other assets.................................................      129,815                       139,819
                                                               -----------                --------------
  Total assets...............................................  $ 6,093,513                $    5,784,590
                                                               ===========                ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses........................  $   211,485                $      220,859
Deferred income..............................................       31,012                        29,440
Deferred income taxes........................................      337,048                       294,453
Other liabilities............................................      157,672                        97,526
Debt.........................................................    3,100,688                     2,823,853
Amounts due to Cox Enterprises, Inc..........................           --                        57,147
                                                               -----------                --------------
  Total liabilities..........................................    3,837,905                     3,523,278
                                                               -----------                --------------

Shareholders' equity
 Preferred Stock, $1 par value; 5,000,000 shares authorized;
  none issued................................................           --                            --
Class A Common Stock, $1 par value; 316,000,000 shares
  authorized; shares issued and outstanding: 256,541,556
  and 256,463,651............................................      256,541                       256,464
Class C Common Stock, $1 par value; 14,000,000 shares
  authorized; shares issued and outstanding: 13,798,896......       13,799                        13,799
Additional paid-in capital...................................    1,781,976                     1,742,121
Retained earnings............................................      239,439                       216,097
Foreign currency translation adjustment......................       16,311                        23,424
Net unrealized gain (loss) on securities.....................      (52,458)                        9,407
                                                               -----------                --------------
  Total shareholders' equity.................................    2,255,608                     2,261,312
                                                               -----------                --------------
  Total liabilities and shareholders' equity.................  $ 6,093,513                $    5,784,590
                                                               ===========                ==============

See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                     THREE MONTHS                       SIX MONTHS
                                                     ENDED JUNE 30                     ENDED JUNE 30
                                             ------------------------------     ------------------------------
                                                1997             1996              1997             1996
                                             -------------    -------------     -------------    -------------
                                                                         (UNAUDITED)
                                                                   (THOUSANDS OF DOLLARS)
REVENUES
   Complete basic.......................   $     265,837    $     246,489    $     528,915    $     494,120
   New product tier.....................           4,852            3,405            9,637            6,609
   Premium service......................          47,036           47,827           92,755           95,458
   Pay-per-view.........................          15,703            9,860           26,675           22,780
   Advertising..........................          25,815           22,061           47,088           42,578
   Satellite............................          29,884           19,247           55,750           36,895
   Other................................          11,971            8,446           23,388           16,393
                                           --------------   --------------   --------------   --------------
   TOTAL REVENUES.......................         401,098          357,335          784,208          714,833
COSTS AND EXPENSES
   Programming costs....................          92,209           79,392          180,732          162,139
   Plant operations.....................          38,190           34,467           76,301           69,278
   Marketing............................          17,989           19,873           35,809           38,141
   General and administrative...........          77,205           70,403          151,952          140,089
   Satellite operating and
   administrative.......................          28,265           17,551           52,612           33,206
   Depreciation.........................          85,296           63,220          158,143          119,082
   Amortization.........................          18,978           17,592           36,027           36,092
                                           --------------   --------------   --------------   --------------
OPERATING INCOME........................          42,966           54,837           92,632          116,806
Interest expense........................         (50,170)         (34,301)         (96,986)         (68,806)
Equity in net losses of affiliated
 companies..............................         (81,827)         (28,811)        (163,108)         (48,068)
Gain on exchanges of cable
 systems................................              --               --           24,642               --
Gain on issuance of stock by affiliated
 companies..............................              --           50,100               --           50,100
Gain on sale of affiliated companies....         190,844               --          193,780            4,640
Other, net..............................            (907)           5,124            3,093            9,881
                                           --------------   --------------   --------------   --------------
INCOME BEFORE INCOME TAXES..............         100,906           46,949           54,053           64,553
Income taxes............................          39,742           19,985           30,711           30,232
                                           --------------   --------------   --------------   --------------
NET INCOME..............................   $      61,164    $      26,964    $      23,342    $      34,321
                                           ==============   ==============   ==============   ==============

PER SHARE DATA
  Net income per share..................            0.23             0.10             0.09             0.13
  Weighted-average shares outstanding...     270,335,907      270,239,597      270,324,395      270,224,247

See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                          NET
                                                                                        FOREIGN        UNREALIZED
                                                          ADDITIONAL                    CURRENCY          GAIN
                                       COMMON STOCK        PAID-IN       RETAINED      TRANSLATION      (LOSS) ON
                                  --------------------
                                   CLASS A    CLASS C      CAPITAL       EARNINGS       ADJUSTMENT      SECURITIES     TOTAL
                                  ---------  ---------   ------------   ----------    --------------  -------------- ---------
                                                                       (UNAUDITED)
                                                                  (THOUSANDS OF DOLLARS)
BALANCE AT DECEMBER 31, 1996... $  256,464   $ 13,799   $  1,742,121   $  216,097     $   23,424       $   9,407    $ 2,261,312
  Net income...................                                            23,342                                        23,342
  Issuance of stock related to
   stock compensation plans....         77                     1,234                                                      1,311
  Capital contribution by CEI..                               38,621                                                     38,621
  Foreign currency translation
   adjustment..................                                                           (7,113)                        (7,113)
  Change in net unrealized
   gain (loss) on securities...                                                                          (61,865)       (61,865)
                                 ---------   --------   ------------   ----------     ----------       ---------    -----------
BALANCE AT JUNE 30, 1997....... $  256,541   $ 13,799   $  1,781,976   $  239,439     $   16,311       $ (52,458)   $ 2,255,608
                                 =========   ========   ============   ==========     ==========       =========    ===========

See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       SIX MONTHS
                                                     ENDED JUNE 30
                                               --------------------------
                                                   1997          1996
                                               ------------   -----------
                                                      (UNAUDITED)
                                                (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................... $    23,342    $   34,321
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation.................................     158,143       119,082
 Amortization.................................      36,027        36,092
 Equity in net losses of affiliated
  companies...................................     163,108        48,068
 Deferred income taxes........................     (19,219)      (61,987)
 Gain on issuance of stock by affiliated
  companies...................................          --       (50,100)
 Gain on exchange of cable systems............     (24,642)           --
 Gain on sale of affiliated companies.........    (193,780)       (4,640)
Increase (decrease) in accounts and
 notes receivable.............................      (1,672)       11,192
Decrease in accounts payable and
 accrued expenses.............................     (36,811)      (44,580)
Increase in taxes payable.....................      85,032        36,378
Other, net....................................     (11,249)       (3,832)
                                                -----------    ----------
   Net cash provided by operating activities..     178,279       119,994
                                                -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures..........................    (361,855)     (256,809)
Investments in affiliated companies...........    (251,494)     (148,750)
Proceeds from sale of affiliated companies....       6,983            --
Payments for exchanges of cable
 systems......................................     (53,442)           --
Proceeds from sale of businesses..............          --       201,791
Other, net....................................      (4,058)          353
                                                -----------    ----------
   Net cash used in investing activities......    (663,866)     (203,415)
                                                -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt borrowings, net...............     400,000       209,221
Commercial paper repayments, net..............     (20,239)           --
Proceeds from issuance of debt................     150,000            --
Repayment of debt.............................      (7,113)       (3,190)
Proceeds from exercise of stock options.......       1,311           907
Decrease in amounts due to Cox
 Enterprises, Inc.............................     (35,120)      (91,496)
Increase (decrease) in book overdrafts........      32,843       (27,797)
                                                -----------    ----------
   Net cash provided by financing
    activities................................     521,682        87,645
                                                -----------    ----------
Net increase in cash..........................      36,095         4,224
Cash at beginning of period...................      42,349        39,166
                                                -----------    ----------
Cash at end of period.........................  $   78,444     $  43,390
                                                ===========    ==========

See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                     SIX MONTHS
                                                    ENDED JUNE 30
                                               -------------------------
                                                   1997          1996
                                               -----------    ----------
                                                     (UNAUDITED)
                                               (THOUSANDS OF DOLLARS)

SIGNIFICANT NONCASH TRANSACTIONS
  Transfer of PCS license..................   $    251,918   $        --
  Flextech merger stock exchange...........        203,119            --
  Gemstar merger stock exchange............         19,373            --

ADDITIONAL CASH FLOW INFORMATION
  Interest paid............................        102,403        63,973
  Income taxes paid (refunded).............        (35,101)       77,677



See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1997

1.        BASIS OF PRESENTATION AND OTHER INFORMATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox Communications, Inc.'s ("Cox") Annual Report on Form 10-K for the year ended December 31, 1996.

          The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997 or any interim period.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Recently Issued Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, "Earnings per Share," ("Opinion 15") which is superseded by this Statement. This Statement requires restatement of all prior-period EPS data presented. Upon adoption of this Statement in December 1997, the EPS amounts presented will not be materially different than those previously presented in accordance with Opinion 15.

          In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. This Statement requires that Cox (a) classify, by nature, items of other comprehensive income in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This Statement will also require Cox to report other comprehensive income, a measure of performance that includes all non-owner sources of changes in equity, in addition to net income reported in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes will be required. There will be no effect on Cox's financial position upon adoption in the first quarter of 1998.

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

4.        INVESTMENTS

          The summarized unaudited financial information presented below for significant equity method investments served as the basis for which Cox recorded its share of equity in net losses:


THREE MONTHS ENDED
----------------------------
(THOUSANDS OF DOLLARS)

                   SPRINT         PIONEER                      OUTDOOR                       GEMS
                     PCS             CO         TCGI            LIFE         SPEEDVISION   TELEVISION
                -------------------------------------------------------------------------------------

JUNE 30, 1997
----------------
REVENUES           $  25,386      $   1,793     $115,700        $ 2,841      $  1,880      $ 2,560
OPERATING LOSS     (277,712)       (31,217)     (28,600)        (4,798)       (8,113)      (1,794)
NET LOSS           (331,332)       (47,512)     (51,400)        (5,056)       (8,454)      (2,803)

JUNE 30, 1996
----------------
REVENUES                  --             --       65,100             47           398        2,057
OPERATING LOSS       (46,897)        (7,629)     (20,500)       (5,912)       (8,705)      (2,496)
NET LOSS             (90,772)        (8,015)     (25,200)       (5,966)       (8,759)      (3,320)


SIX MONTHS ENDED
----------------------------
(THOUSANDS OF DOLLARS)

                        SPRINT       PIONEER                     OUTDOOR                            GEMS
                          PCS           CO         TCGI             LIFE       SPEEDVISION        TELEVISION
                        -----------------------------------------------------------------------------------

JUNE 30, 1997
----------------
REVENUES                $  34,853    $   2,872     $212,500        $ 5,358      $  3,360           $ 5,019
OPERATING LOSS          (468,526)     (72,488)     (52,200)        (9,510)      (15,186)           (3,663)
NET LOSS                (546,835)    (103,157)     (96,400)        (9,919)      (15,732)           (5,683)

JUNE 30, 1996
----------------
REVENUES                       --           --      123,200            624           522             4,318
OPERATING LOSS           (77,875)      (13,049)    (40,800)         (9,774)     (12,686)           (4,041)
NET LOSS                (158,130)      (13,646)    (49,500)         (9,849)     (12,761)           (5,706)

          In June 1997, PrimeStar Partners L.P. ("PrimeStar Partners"), in which Cox holds a 10.4% interest, agreed to merge with TCI Satellite Entertainment, Inc. and create a new company, PrimeStar, Inc. As part of this transaction Cox will roll-up, along with the other owners of PrimeStar Partners, its ownership interest in PrimeStar Partners and its PrimeStar distribution businesses into PrimeStar, Inc. in exchange for (i) cash (or the assumption of debt), (ii) shares of Series A Common Stock of PrimeStar, Inc., and (iii) shares of Series C Common Stock of PrimeStar, Inc. It is expected that upon consummation of the roll-up, shares of the Series A Common Stock of PrimeStar, Inc. will be publicly traded on the NASDAQ Stock Market.

Subsequent to the roll-up, Cox will own 9% of the common equity ownership of PrimeStar, Inc. and may continue to market and support the PrimeStar programming services on an agency basis.

     In May 1997, Starsight Telecast, Inc. merged with Gemstar International Group Limited, a public company that develops and markets proprietary technologies aimed at making technology more user friendly to consumers. Cox, as a holder of Starsight shares, received 1,313,421 shares of Gemstar as a result of the merger, representing a 2.8% interest in Gemstar and recognized a gain of approximately $11.0 million related to this transaction in the second quarter of 1997.

     In April 1997, Cox exchanged its 37.9% interest in UK Gold and 49.6% interest in UK Living for 20,701,084 shares, or a 12.6% interest, in Flextech plc, a United Kingdom publicly held programming company. Cox recognized a gain related to this transaction of $179.8 million during the second quarter of 1997.

     In December 1996, pursuant to previous agreements, Cox, CEI, Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast") and Sprint Corporation ("Sprint") formed Cox Communications PCS, L.P. ("PioneerCo") to operate the PCS system in the Los Angeles-San Diego Major Trading Area ("MTA"). PioneerCo is owned 49% by Sprint Spectrum Holding Company L.P. ("Sprint PCS") as limited partner and 51% by Cox Pioneer Partnership ("CPP") as general partner. CPP is a jointly controlled partnership owned approximately 78% by Cox and approximately 22% by CEI. In March 1997, upon approval from the Federal Communication Commission ("FCC"), Cox transferred the PCS license for the Los Angeles-San Diego MTA and the related obligation to the FCC of $251.9 million to PioneerCo. The December 1996 formation of PioneerCo and the March 1997 transfer of the license and obligation resulted in Cox recording $38.6 million as a capital contribution from CEI.

5.   DEBT

                                                                  JUNE 30,        DECEMBER 31,
                                                                   1997              1996
                                                              ------------------------------------
                                                                     (THOUSANDS OF DOLLARS)
Revolving Credit Facilities.................................      $  849,999      $  449,999
Commercial Paper, net of
 unamortized discount of $4,372
 and $3,296.................................................         697,389         718,704
Medium Term Notes...........................................         163,863         166,082
Floating Rate Reset Notes, due
 June 15, 2009..............................................         150,000              --
6.375% Notes, due June 15, 2000,
 net of unamortized discount
 of $703 and $821...........................................         424,297         424,179
6.5% Notes, due November 15, 2002,
 net of unamortized discount
 of $474 and $517...........................................         199,526         199,483
6.875% Notes, due June 15, 2005,
 net of unamortized discount and
 hedging of $13,085 and $13,661.............................         361,915         361,339
7.25% Debentures, due
 November 15, 2015, net of
 unamortized discount
 of $857 and $880...........................................          99,143          99,120
7.625% Debentures, due June 15, 2025,
 net of unamortized discount and
 hedging of $18,043 and $18,128.............................         131,957         131,872
Obligation to the FCC.......................................              --         251,918
Capitalized Lease Obligations...............................          22,599          21,157
                                                              ------------------------------------
  Total Debt................................................      $3,100,688      $2,823,853
                                                              ====================================

     In June 1997, Cox issued $150 million principal amount of Floating Rate Reset Notes due June 15, 2009 (the "Notes"). The Notes bear interest at a floating rate equal to 0.8975% per annum below LIBOR until June 15, 1999, at which time the interest rate will be reset at a fixed annual rate equal to 6.62% plus Cox's spread to the ten year Treasury rate. The Notes are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on June 15, 1999.

6.   TRANSACTIONS WITH AFFILIATED COMPANIES

     Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and CEI occurring periodically with interest at market rates (6.38% at June 30, 1997). Included in the amounts due to/(from) CEI are the following transactions:

                                                                            (THOUSANDS OF DOLLARS)
    Balance, December 31, 1996............................................     $  57,147
    Cash transferred from CEI.............................................        19,975
    Capital contribution by CEI...........................................       (38,620)
    Net operating expense allocations and reimbursement...................       (55,147)
                                                                              -----------
    Balance, June 30, 1997................................................    $  (16,645)
                                                                              ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the six-month period ended June 30, 1997 and 1996.

RECENT EXCHANGES

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

     Revenues for the three months ended June 30, 1997 were $401.1 million, a 12% increase over revenues of $357.3 million for the three months ended June 30, 1996. Basic customers were 3,272,380 at June 30, 1997, a 2.1% increase over customers at June 30, 1996 after adjusting for the trades of cable systems during the first quarter of 1997.

     Complete basic revenues for the second quarter of 1997 increased 8% over the same period in 1996 to $265.8 million due to customer growth and average rate increases in the fourth quarter of 1996 of $1.50 per month per customer. These rate increases are the result of new channel additions and the pass-through of inflation adjustments. New product tier revenues grew 42% to $4.9 million as a result of launching these channel offerings in additional systems.

     Premium service revenues for the current quarter were $47.0 million, down 2% from the second quarter of 1996. In the current quarter, the average revenue per premium unit increased, resulting in a 3% increase in premium service revenues compared to the first quarter of 1997, and premium units decreased to 1,907,238 at June 30, 1997 due to the completion of the spring 1996 three-for-one promotion.

     Pay-per-view revenues for the current quarter increased 59% over the same period in 1996 to $15.7 million due to the June 1997 Tyson/Holyfield boxing event. Advertising revenues increased 17% to $25.8 million as a result of strong growth in local and national ad sales and Cox's telecasts of the San Diego Padres major league baseball games.

     Revenues from satellite operations were $29.9 million for the current quarter, a 55% increase over revenues of $19.2 million for the same quarter in 1996 as PrimeStar customers increased to 150,168 at June 30, 1997 from 88,163 at June 30, 1996.

     Programming costs were $92.2 million for the second quarter of 1997, an increase of 16% over the same period in 1996 due primarily to Cox's customer growth, January 1997 programming rate increases, new channel additions and the Tyson/Holyfield boxing event. Plant operations expenses increased 11% to $38.2 million due to 1997 annual salary increases and additional repair and maintenance costs related to systems acquired in the trades during the first quarter of 1997. Marketing costs decreased 9% to $18.0 million for the second quarter due in part to costs associated with the spring 1996 marketing campaigns. General and administrative expenses for the second quarter of 1997 increased 10% to $77.2 million due to annual salary increases and the increase in direct costs associated with developing and providing high-speed data and telephony services.

     Operating income before depreciation and amortization ("EBITDA") is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA increased 9% to $147.2 million for the second quarter of 1997. EBITDA for the core video business, which excludes satellite and Fibernet operations and $4.0 million of direct costs associated with data and telephony services, grew 10% to $148.4 million compared to the second quarter of 1996.

     The EBITDA margin (EBITDA as a percentage of revenues) for the current quarter was 36.7%, a decrease from 38.0% for the second quarter of 1996 due to the increase in the data and telephony direct costs. The core video business EBITDA margin was 40.4% for the current quarter, a slight increase over the second quarter of 1996 and in line with Cox's expectations for the year.

     Depreciation was $85.3 million for the second quarter of 1997, a 35% increase compared to the same period in 1996 due to the continued upgrade and rebuild of the broadband network. Amortization increased 8% to $19.0 million for the current quarter as a result of additional goodwill resulting from the trades of cable systems during the first quarter of 1997. Operating income for the second quarter of 1997 was $43.0 million, a decrease of 22% compared to the same period in 1996.

     Interest expense increased $15.9 million to $50.2 million for the second quarter of 1997 due to the discontinuance of capitalizing interest resulting from the launch of services by Cox's PCS investments. Equity in net losses of affiliated companies was $81.8 million, a $53.0 million increase over the prior year due to the losses associated with Sprint PCS, Cox PCS and Teleport.

     A pre-tax gain of $190.8 million was recognized in the second quarter of 1997 primarily as a result of the transfer of Cox's interest in UK Gold and UK Living to Flextech plc, for which Cox received shares representing a 12.6% interest of Flextech plc.

     Net income for the current quarter was $61.2 million as compared to net income of $27.0 million for the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

     Revenues for the six months ended June 30, 1997 were $784.2 million, a 10% increase over revenues of $714.8 million for the six months ended June 30, 1996. Basic customers were 3,272,380 at June 30, 1997 compared to 3,216,993 at June 30, 1996.

     Complete basic revenues grew 7% to $528.9 million due to customer growth and average rate increases in the fourth quarter of 1996 of $1.50 per month per customer. These rate increases are the result of new channel additions and the pass-through of inflation adjustments. New product tier revenues grew 46% to $9.6 million as a result of launching these channel offerings in additional systems.

     Premium service revenues for the six months ended June 30, 1997 were $92.8 million, down 3% from the same period in 1996. Premium units decreased to 1,907,238 at June 30, 1997 from 2,149,196 at June 30, 1996 due to the completion of the spring 1996 three-for-one premium channel promotion.

     Pay-per-view revenues were $26.7 million, a 17% increase over the six months ended June 30, 1996 due primarily to the June 1997 Tyson/Holyfield boxing event. Advertising revenues increased $4.5 million to $47.1 million as a result of strong growth in local and national ad sales and Cox's telecasts of the San Diego Padres major league baseball games.

     Revenues from satellite operations were $55.8 million for the six months ended June 30, 1997, a 51% increase over revenues of $36.9 million for the same period in 1996 as PrimeStar customers increased to 150,168 at June 30, 1997 from 88,163 at June 30, 1996.

     Programming costs increased 11% due primarily to Cox's customer growth, January 1997 programming rate increases, new channel additions and the Tyson/Holyfield boxing event. Plant operations expenses increased 10% to $76.3 million due to 1997 annual salary increases and additional repair and maintenance costs related to systems acquired in the trades during the first quarter of 1997. Marketing costs decreased 6% to $35.8 million for the six months ended June 30, 1997 due in part to costs associated with the spring 1996 marketing campaigns. General and administrative expenses were $152.0 for the six months ended June 30, 1997, an 8% increase for the same period in 1996 due to annual salary increases and the increase in direct costs associated with developing and providing high-speed data and telephony services.

     EBITDA for the six months ended June 30, 1997 was $286.8 million, a 5% increase over $272.0 million for the same period in 1996. EBITDA for the core video business, which excludes satellite and Fibernet operations and $7.2 million of direct costs associated with data and telephony services, grew 7% to $288.7 million compared to the six months ended June 30, 1996.

     The EBITDA margin for the first six months of 1997 was 36.6%, a decrease from 38.0% for the first six months of 1996 due to the increase in the data and telephony direct costs. The core video business EBITDA margin was 40.0% for the six months ended June 30, 1997, a slight increase over the same period of 1996 and in line with Cox's expectations for the year.

     Depreciation increased 33% to $158.1 million, reflecting the continued upgrade and rebuild of the broadband network. Operating income for the six months ended June 30, 1997 was $92.6 million, a decrease of 21% compared to the same period in 1996.

     Interest expense increased $28.2 million to $97.0 million for the six months ended June 30, 1997 due to the discontinuance of capitalizing interest resulting from the launch of services by Cox's PCS investments. Equity in net losses of affiliated companies was $163.1 million, a $115.0 million increase over the prior year due to the losses associated with Sprint PCS, Cox PCS and Teleport.

     A pre-tax gain of $193.8 million was recognized in the first six months of 1997 primarily as a result of the transfer of Cox's interest in UK Gold and UK Living to Flextech plc, for which Cox received shares representing a 12.6% interest of Flextech plc.

     Net income for the six months ended June 30, 1997 was $23.3 million as compared to net income of $34.3 million for the six months ended June 30, 1996.


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

     Capital expenditures are primarily directed at upgrading and rebuilding broadband cable networks in preparation for the delivery of additional services. Capital expenditures for 1997 are expected to range between $625 million and $675 million. During the six months ended June 30, 1997, Cox made capital expenditures of $361.9 million.

     Funding requirements in 1997 for investments in affiliated companies are expected to be approximately $173 million for Sprint PCS and PhillieCo, $165 million for PioneerCo and $33 million for programming, PrimeStar and other investments. During the six months ended June 30, 1997, Cox funded approximately $230.6 million for Sprint PCS, PioneerCo and other telephony ventures and $20.9 million for programming, PrimeStar and other investments.

     During the six months ended June 30, 1997, repayments of $20.2 million were made for the commercial paper program. In addition, payments for exchanges of cable systems of $53.4 million were made for the trades which were closed during the first quarter of 1997.

Sources of Cash

     Cox generated $178.3 million from operating activities during the six months ended June 30, 1997. In addition, Cox received $150 million from the issuance of Floating Rate Reset Notes due June 15, 2009 and borrowed $400 million of short term debt under the revolving credit facilities during the six months ended June 30, 1997.


                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on April 17, 1997.
Four matters were voted upon at the meeting: (a) the election of a Board of Directors of seven members to serve until the 1998 Annual Meeting or until their successors are duly elected and qualified; (b) ratification of the appointment by the Board of Directors of Deloitte & Touche, LLP, independent certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1997; (c) an Amendment to the Company's Certificate of Incorporation to increase the number of shares of the Company's Class A Common Stock authorized for issuance thereunder from 286,000,000 to 316,000,000 shares; and (d) adoption of the Cox Communications, Inc. 1997 Employee Stock Purchase Plan.

The following directors were elected and they received the votes indicated:

         Nominee                     Votes in Favor         Votes Withheld
         -------                     --------------         --------------

   Janet Morrison Clarke              382,115,869             340,063
   John R. Dillon                     381,999,715             456,217
   David E. Easterly                  381,999,715             456,217
   Robert F. Erburu                   382,088,819             367,113
   James C. Kennedy                   381,296,457           1,159,475
   James O. Robbins                   381,999,849             456,083
   Andrew J. Young                    376,065,144           6,390,788

Ratification of Deloitte & Touche, LLP, as independent auditors of the fiscal year ending December 31, 1997, was approved with 382,356,933 votes in favor, 15,984 votes opposed to, and 83,015 abstentions.

The Amendment to the Certificate of Incorporation increasing the number of shares of Cox's Class A Common Stock authorized for issuance from 286,000,000 to 316,000,000 shares was approved with 381,610,291 votes in favor, 651,859 votes opposed to, and 193,782 abstentions.

The Cox Communications, Inc. Employee Stock Purchase Plan was adopted with 381,886,050 votes in favor, 283,038 votes opposed to, and 286,844 abstentions.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                27  --  Financial Data Schedule

          (b)  Reports on Form 8-K filed during the quarter ended June 30, 1997:
               None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



COX COMMUNICATIONS, INC.



   /s/ Jimmy W. Hayes                             Date:  August 11, 1997
--------------------------
   Jimmy W. Hayes
   Senior Vice President, Finance and
   Chief Financial Officer
   (Principal Financial Officer)