Form 10-Q
period 1997-09-30
COX COMMUNICATIONS INC /DE/
filed 1997-11-06
CIK 25305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1997

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to
                                          ----------    ----------

                         Commission File Number 1-13576

                            COX COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     58-2112281
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1400 Lake Hearn Drive, Atlanta, Georgia                    30319
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (404) 843-5000

                                ---------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No  [ ]

                                ---------------

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            There were 257,242,414 shares of Class A Common Stock outstanding as of November 1, 1997.

            There were 13,798,896 shares of Class C Common Stock outstanding as of November 1, 1997.

                           Cox Communications, Inc.
                                   Form 10-Q
                   For the Quarter Ended September 30, 1997

                               Table of Contents


                                                                           PAGE
                                                                           ----
                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL
        STATEMENTS.........................................................   2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION.................................  11

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................  15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................  15

SIGNATURES.................................................................  16

                   Part I - Financial Information

Item 1.     Financial Statements

                      Cox Communications, Inc.
                    Consolidated Balance Sheets

                                                                      September 30    December 31
                                                                           1997          1996
                                                                       ------------   ------------
                                                                               (unaudited)
                                                                         (Thousands of Dollars)
Assets
Cash (including restricted cash of $11,410 as of
  September 30, 1997)............................................... $      43,785  $     42,349
Accounts and notes receivable, less allowance for doubtful
  accounts of $7,347 and $7,778.....................................       129,733       122,574
Net plant and equipment.............................................     1,881,193     1,531,811
Investments.........................................................     1,642,833     1,219,082
Intangible assets...................................................     2,531,741     2,728,955
Other assets........................................................       110,149       139,819
                                                                      ------------   -----------

     Total assets................................................... $   6,339,434  $  5,784,590
                                                                       ===========   ===========

Liabilities and shareholders' equity
Accounts payable and accrued expenses............................... $     222,632  $    220,859
Deferred income.....................................................        31,287        29,440
Deferred income taxes...............................................       555,168       294,453
Other liabilities...................................................        14,740        97,526
Debt................................................................     3,148,585     2,823,853
Amounts due to Cox Enterprises, Inc.................................        38,296        57,147
                                                                      ------------   -----------
     Total liabilities..............................................     4,010,708     3,523,278
                                                                      ------------   -----------

Shareholders' equity
  Preferred Stock, $1 par value; 5,000,000 shares authorized;
     none issued....................................................           --            --
  Class A Common Stock, $1 par value; 316,000,000 shares
     authorized; shares issued and outstanding: 256,734,181
     and 256,463,651................................................       256,734       256,464
  Class C Common Stock, $1 par value; 14,000,000 shares
     authorized; shares issued and outstanding: 13,798,896..........        13,799        13,799
  Additional paid-in capital........................................     1,782,928     1,742,121
  Retained earnings.................................................       157,480       216,097
  Foreign currency translation adjustment...........................         5,708        23,424
  Net unrealized gain on securities.................................       112,077         9,407
                                                                      ------------   -----------
     Total shareholders' equity.....................................     2,328,726     2,261,312
                                                                      ------------   -----------
     Total liabilities and shareholders' equity..................... $   6,339,434  $  5,784,590
                                                                      ============   ===========


See notes to consolidated financial statements.


                                           2



                                           Cox Communications, Inc.
                                   Consolidated Statements of Operations


                                                              Three Months                Nine Months
                                                           Ended September 30          Ended September 30
                                                      ------------- ------------- -------------- --------------
                                                          1997          1996           1997           1996
                                                      ------------- ------------- -------------- --------------
                                                                              (unaudited)
                                                            (Thousands of Dollars, excluding per share data)

Revenues
   Complete basic.................................... $    267,294   $    245,900    $    796,209      $    740,021
   New product tier..................................        4,740          3,547          14,377            10,156
   Premium service...................................       46,563         47,278         139,318           142,736
   Pay-per-view......................................        9,467         10,187          36,142            32,967
   Advertising.......................................       25,519         25,346          72,607            67,925
   Satellite.........................................       32,278         22,043          88,028            58,938
   Other.............................................       22,340          9,515          45,728            25,906
                                                       -----------    -----------     -----------       -----------
     Total revenues..................................      408,201        363,816       1,192,409         1,078,649
Costs and expenses
   Programming costs.................................       89,122         81,815         269,854           243,954
   Plant operations..................................       33,234         35,838         109,535           105,116
   Marketing.........................................       23,648         19,023          59,457            57,164
   General and administrative........................       82,746         69,732         234,698           209,821
   Satellite operating and administrative............       27,102         19,338          79,714            52,544
   Depreciation......................................       81,424         61,040         239,567           180,122
   Amortization......................................       21,583         17,427          57,610            53,519
                                                       -----------    -----------     -----------       -----------
Operating income.....................................       49,342         59,603         141,974           176,409
Interest expense.....................................      (52,484)       (37,037)       (149,470)         (105,843)
Equity in net losses of affiliated companies.........     (107,210)       (53,189)       (270,318)         (101,257)
Gain on exchanges of cable systems...................          --              --          24,642                --
Gain on issuance of stock by affiliated companies....          --              --              --            50,100
Gain on sale of affiliated companies.................          --              --         193,780             4,640
Other, net...........................................           10          4,062           3,102            13,943
                                                       -----------    -----------     -----------       -----------
Income (loss) before income taxes....................     (110,342)       (26,561)        (56,290)           37,992
Income taxes.........................................      (28,384)         1,513           2,327            31,745
                                                       -----------    -----------     -----------       -----------
Net income (loss).................................... $    (81,958)  $    (28,074)   $    (58,617)     $      6,247
                                                       ===========    ===========     ===========       ===========


Per share data
  Net income (loss) per share........................ $      (0.30)  $      (0.10)   $      (0.22)     $       0.02
  Weighted-average shares outstanding................  270,504,264    270,250,069     270,396,146       270,233,224






                See notes to consolidated financial statements.


                                             Cox Communications, Inc.
                                Consolidated Statements of Shareholders' Equity




                                                                                     Foreign        Net
                                           Common Stock      Additional              currency    unrealized
                                     ----------------------    paid-in    Retained  translation   gain on
                                       Class A    Class C     capital     earnings  adjustment  securities       Total
                                     ----------- ----------  ----------  ---------  ----------- -----------   -----------
                                                                         (unaudited)
                                                                     (Thousands of Dollars)
Balance at December 31, 1996........$256,464    $13,799    $1,742,121    $216,097    $ 23,424      $  9,407     $2,261,312
  Net loss..........................                                      (58,617)                                 (58,617)
  Issuance of stock related to
     stock compensation plans.......     270                    4,283                                                4,553
  Capital contribution by CEI.......                           36,524                                               36,524
  Foreign currency translation
    adjustment......................                                                  (17,716)                     (17,716)
  Change in net unrealized gain
    on securities...................                                                                102,670        102,670
                                    --------    -------    ----------    --------    --------      --------     ----------
Balance at September 30, 1997.......$256,734    $13,799    $1,782,928    $157,480    $  5,708      $112,077     $2,328,726
                                    ========    =======    ==========    ========    ========      ========     ==========




See notes to consolidated financial statements.

                      Cox Communications, Inc.
                Consolidated Statements of Cash Flows

                                                                               Nine Months
                                                                            Ended September 30
                                                                      -----------------------------
                                                                         1997              1996
                                                                      -----------       -----------
                                                                                (unaudited)
                                                                           (Thousands of Dollars)
Cash flows from operating activities
Net income (loss).................................................... $  (58,617)      $    6,247
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation.......................................................    239,567          180,122
  Amortization.......................................................     57,610           53,519
  Equity in net losses of affiliated companies.......................    270,318          101,257
  Deferred income taxes..............................................     86,281          (75,529)
  Gain on issuance of stock by affiliated companies..................        --           (50,100)
  Gain on exchange of cable systems..................................    (24,642)             --
  Gain on sale of affiliated companies...............................   (193,780)          (4,640)
(Increase) decrease in accounts and notes receivable.................     (8,486)          15,597
(Increase) decrease in inventory.....................................      2,514          (20,399)
Decrease in taxes payable............................................    (50,863)         (35,842)
Other, net...........................................................     (4,340)         (18,011)
                                                                       ---------        ---------
       Net cash provided by operating activities.....................    315,562          152,221
                                                                       ---------        ---------

Cash flows from investing activities
Capital expenditures.................................................   (530,551)        (392,671)
Investments in affiliated companies..................................   (326,598)        (241,984)
Proceeds from sale of affiliated companies...........................      6,983              --
Payments for exchanges of cable systems..............................    (53,442)             --
Restricted proceeds from sale of business............................     11,410              --
Proceeds from sale of business.......................................        --           201,791
Other, net...........................................................     (9,289)          (1,796)
                                                                       ---------        ---------
       Net cash used in investing activities.........................   (901,487)        (434,660)
                                                                       ---------        ---------

Cash flows from financing activities
Revolving credit borrowings, net.....................................    350,000          366,291
Repayments of commercial paper, net..................................    (21,739)             --
Proceeds from issuance of debt.......................................    249,400            5,000
Repayment of debt....................................................    (11,083)          (5,080)
Proceeds from exercise of stock options..............................      4,553            1,158
Payment to reacquire subsidiary preferred stock......................    (10,000)             --
Increase (decrease) in amounts due to Cox Enterprises, Inc...........     18,937          (52,898)
Increase (decrease) in book overdrafts...............................      7,293          (17,480)
                                                                       ---------        ---------
       Net cash provided by financing activities.....................    587,361          296,991
                                                                       ---------        ---------

Net increase in cash.................................................      1,436           14,552
Cash at beginning of period..........................................     42,349           39,166
                                                                       ---------        ---------
Cash (including restricted cash of $11,410 as of
   September 30, 1997) at end of period.............................. $   43,785       $   53,718
                                                                       =========        =========

See notes to consolidated financial statements.

                      Cox Communications, Inc.
                Consolidated Statements of Cash Flows
                             (Continued)

                                                                            Nine Months
                                                                        Ended September 30
                                                                      -----------------------
                                                                         1997        1996
                                                                      ----------- -----------
                                                                            (unaudited)
                                                                       (Thousands of Dollars)
Significant noncash transactions
     Transfer of PCS license......................................... $  251,918  $      --
     Flextech merger stock exchange..................................    203,119         --
     Gemstar merger stock exchange...................................     19,373         --
     Net gain on @Home stock offering................................    329,051         --
     Net gain on Teleport offering...................................        --       50,100

Additional cash flow information
     Interest paid................................................... $  130,624  $   78,888
     Income taxes paid (refunded)....................................    (33,092)    143,095




See notes to consolidated financial statements.

                            Cox Communications, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

                               SEPTEMBER 30, 1997

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

    The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997 or any interim period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Recently Issued Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, "Earnings per Share" ("Opinion 15"), which is superseded by this Statement. This Statement requires restatement of all prior-period EPS data presented. Upon adoption of this Statement in December 1997, the EPS amounts presented will not be materially different than those previously presented in accordance with Opinion 15.

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

     Effective July 1, 1997, Cox revised the cost component factor used to capitalize indirect costs relating to network construction activity. This change in estimate resulted in a reduction of the net loss of approximately $4.1 million during the third quarter, or $0.02 per share for the three months and year ended September 30, 1997.

     Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified for comparative purposes.

3.  EXCHANGES AND DISPOSITIONS OF BUSINESSES

    In September 1997, Cox sold its Sun City California cable television system, serving approximately 10,000 customers, for $11.4 million. An insignificant loss was recognized in conjunction with the sale. For tax purposes, Cox accounted for the disposition as a like-kind exchange. Tax rules allow Cox to defer a substantial portion of the related tax gain on this transaction upon the reinvestment of the net proceeds in qualifying future acquisitions. Cox is presently pursuing additional qualifying reinvestment properties. At September 30, 1997, restricted cash of $11.4 million was held in escrow pending reinvestment and has been reported in the Consolidated Balance Sheet as part of cash.

    In October 1997, Cox signed a definitive agreement to sell its Central Ohio cable television system to FrontierVision Partners, L.P. The Central Ohio system, which serves approximately 85,000 customers, was acquired by Cox during its 1995 acquisition of Times Mirror Cable Television. Cox anticipates this transaction will be consummated during the fourth quarter 1997. In addition, Cox anticipates that it will recognize a book gain on this transaction.

    In August 1997, Cox and Insight Communications Company, L.P.
("Insight") signed a letter of intent whereby Cox agreed to exchange its Lafayette, Indiana cable television system, serving approximately 38,000 customers, for Insight's suburban Phoenix cable system, serving approximately 36,000 customers. Cox anticipates this transaction will be consummated during the fourth quarter 1997. No gain or loss is expected on this transaction.

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

4.  Investments

    The summarized unaudited financial information presented below for significant equity method investments served as the basis for which Cox recorded its share of equity in net losses:

THREE MONTHS ENDED
----------------------
(Thousands of Dollars)
                                                                                                               GEMS
                           SPRINT PCS       PIONEERCO         TCGI       OUTDOOR LIFE       SPEEDVISION      TELEVISION
                         -----------------------------------------------------------------------------------------------
Sept. 30, 1997
--------------
REVENUES                    $  72,534        $  2,760       $131,400       $ 3,386           $ 3,304        $ 2,593
OPERATING LOSS               (382,712)        (33,771)       (28,600)       (5,361)           (8,266)        (1,586)
NET LOSS                     (457,179)        (46,737)       (53,700)       (5,628)           (8,643)        (2,456)

Sept. 30, 1996
--------------
REVENUES                           --              --       $ 72,749       $   710           $   905        $ 2,255
OPERATING LOSS              $ (87,136)       $(10,422)       (21,963)       (6,297)           (9,151)        (2,323)
NET LOSS                      (94,552)        (15,990)       (33,704)       (6,376)           (9,230)        (3,207)

NINE MONTHS ENDED
--------------------------------------
(Thousands of Dollars)
                                                                                                               GEMS
                           SPRINT PCS       PIONEERCO         TCGI       OUTDOOR LIFE       SPEEDVISION      TELEVISION
                         -----------------------------------------------------------------------------------------------
Sept. 30, 1997
--------------
REVENUES                   $   107,387       $   5,632      $ 343,900      $  8,744          $  6,664        $ 7,612
OPERATING LOSS                (851,238)       (106,259)       (80,800)      (14,871)          (23,452)        (5,249)
NET LOSS                    (1,004,014)       (149,894)      (150,100)      (15,547)          (24,375)        (8,139)

Sept. 30, 1996
--------------
REVENUES                            --              --      $ 180,271      $  1,334          $  1,427        $ 6,573
OPERATING LOSS             $  (165,011)      $ (23,471)       (33,116)      (16,071)          (21,837)        (6,365)
NET LOSS                      (252,682)        (29,636)       (72,139)      (16,225)          (21,991)        (8,913)


     In July 1997, At Home Corporation ("At Home") conducted an initial public offering. As a result, the value of the At Home share price became readily determinable, thereby causing Cox to account for its investment in At Home as an available-for-sale investment under FASB No. 115, "Accounting for certain Investments in Debt and Equity Securities," which resulted in the recording of an unrealized gain on its investment in At Home of $329.1 million.

     In June 1997, PrimeStar Partners L.P. ("PrimeStar Partners"), in which Cox holds a 10.4% interest, agreed to merge with TCI Satellite Entertainment, Inc. and create a new company, PrimeStar, Inc. As part of this transaction Cox will roll-up, along with the other owners of PrimeStar Partners, its ownership interest in PrimeStar Partners and its PrimeStar distribution businesses into PrimeStar, Inc. in exchange for (i) cash (or the assumption of debt), (ii) shares of Series A Common Stock of PrimeStar, Inc., and (iii) shares of Series C Common Stock of PrimeStar, Inc. It is expected that upon consummation of the roll-up, shares of the Series A Common Stock of PrimeStar, Inc. will be publicly traded on the NASDAQ Stock Market. Subsequent to the roll-up, Cox will own 9% of the common equity ownership of PrimeStar, Inc. Cox anticipates that it will recognize a book gain on this transaction.

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

     In December 1996, pursuant to previous agreements, Cox, CEI, Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast") and Sprint Corporation ("Sprint") formed Cox Communications PCS, L.P. ("PioneerCo") to operate the PCS system in the Los Angeles-San Diego Major Trading Area ("MTA"). PioneerCo is owned 49% by Sprint Spectrum Holding Company L.P. ("Sprint PCS") as limited partner and 51% by Cox Pioneer Partnership ("CPP") as general partner. CPP is a jointly controlled partnership owned approximately 78% by Cox and approximately 22% by CEI. In March 1997, upon approval from the Federal Communication Commission ("FCC"), Cox transferred the PCS license for the Los Angeles-San Diego MTA and the related obligation to the FCC of $251.9 million to PioneerCo. The December 1996 formation of PioneerCo and the March 1997 transfer of the license and obligation resulted in Cox recording $36.5 million as a capital contribution from CEI.

5.  DEBT

                                                                     SEPTEMBER 30         DECEMBER 31
                                                                         1997                1996
                                                                     --------------------------------
                                                                          (THOUSANDS OF DOLLARS)
Revolving Credit Facilities.....................................      $  799,999           $  449,999
Commercial Paper, net of unamortized discount of $4,355
  and $3,296....................................................         695,906              718,704
Medium Term Notes, net of unamortized discount of
  $647 and $721.................................................         263,307              166,082
Floating Rate Reset Notes, due June 15, 2009, net
  of unamortized discount of $18................................         149,982                   --
6.375% Notes, due June 15, 2000, net of unamortized
  discount of $643 and $821.....................................         424,357              424,179
6.5% Notes, due November 15, 2002, net of unamortized
  discount of $453 and $517.....................................         199,547              199,483
6.875% Notes, due June 15, 2005, net of unamortized
  discount and hedging of $12,797 and $13,661...................         362,203              361,339
7.25% Debentures, due November 15, 2015, net of
  unamortized discount of $845 and $880.........................          99,155               99,120
7.625% Debentures, due June 15, 2025, net of unamortized
  discount and hedging of $18,001 and $18,128...................         131,999              131,872
Obligation to the FCC...........................................              --              251,918
Capitalized Lease Obligations...................................          22,130               21,157
                                                                      -------------------------------
    Total Debt..................................................      $3,148,585           $2,823,853
                                                                      ===============================

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

          In September 1997, Cox amended and restated its $1,200 million revolving credit facility and its $800 million revolving credit facility to extend the maturities to October 9, 2002 and October 8, 1998, respectively. Minimal changes were also made to the commitment and utilization fees.

6.   TRANSACTIONS WITH AFFILIATED COMPANIES

     Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and CEI occurring periodically with interest at market rates (6.32% at September 30, 1997). Included in the amounts due to/(from) CEI are the following transactions:

                                                          (THOUSANDS OF DOLLARS)
   Balance, December 31, 1966................................   $   57,147
   Cash transferred from CEI.................................       58,660
   Capital contribution by CEI...............................      (36,524)
   Net operating expense allocations and reimbursement.......      (40,987)
                                                                ----------
   Balance, September 30, 1997...............................   $   38,296
                                                                 =========

7.   SHAREHOLDERS' EQUITY

     In April 1997, Cox amended its Certificate of Incorporation thereby increasing authorized Class A Common Stock from 286,000,000 shares to 316,000,000 shares.

8.   COMMITMENTS AND CONTINGENCIES

     On October 9, 1997, a putative class action suit was filed against Cox and its cable system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. The outcome of this matter cannot be predicted at this time.

     Cox is a party to other various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox's consolidated financial position or consolidated results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the nine-month period ended September 30, 1997 and 1996.

RECENT SALES AND EXCHANGES

     In September 1997, Cox sold its Sun City California cable television system, serving approximately 10,000 customers, for $11.4 million. An insignificant loss was recognized in conjunction with the sale. For tax purposes, Cox accounted for the disposition as a like-kind exchange. Tax rules allow Cox to defer a substantial portion of the related tax gain on this transaction upon the reinvestment of the net proceeds in qualifying future acquisitions. Cox is presently pursuing additional qualifying reinvestment properties. At September 30, 1997, restricted cash of $11.4 million was held in escrow pending reinvestment and has been reported in the Consolidated Balance Sheet as part of cash.

     In October 1997, Cox signed a definitive agreement to sell its Central Ohio cable television system to FrontierVision Partners, L.P. The Central Ohio system, which serves approximately 85,000 customers, was acquired by Cox during its 1995 acquisition of Times Mirror Cable Television.

Cox anticipates this transaction will be consummated during the fourth quarter 1997. In addition, Cox anticipates that it will recognize a book gain on this transaction.

      In August 1997, Cox and Insight Communications Company, L.P. ("Insight") signed a letter of intent whereby Cox agreed to exchange its Lafayette, Indiana cable television system, serving approximately 38,000 customers, for Insight's suburban Phoenix cable system, serving approximately 36,000 customers. Cox anticipates this transaction will be consummated during the fourth quarter 1997. No gain or loss is expected on this transaction.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues for the three months ended September 30, 1997 were $408.2 million, a 12% increase over revenues of $363.8 million for the three months ended September 30, 1996. Basic customers were 3,296,830, a 2.7% increase over customers at September 30, 1996 after adjusting for the trades and sale of cable systems during 1997.

     Complete basic revenues for the third quarter of 1997 increased 9% over the same period in 1996 to $267.3 million due to customer growth and average rate increases implemented generally in the fourth quarter of 1996. These increases are the result of new channel additions, increased programming costs and pass-through of inflation adjustments. New product tier revenues grew 34% to $4.7 million as a result of launching these channel offerings in additional systems.

     Premium service revenues for the three months ended September 30, 1997 were $46.6 million, down $0.7 million compared to comparable period of 1996 as premium units decreased to 1,913,028 due to the completion of the spring 1996 three-for-one promotion. Pay-per-view revenues for the third quarter of 1997 were $9.5 million, down 7% from the same period in 1996; however, excluding revenues from a 1996 Tyson boxing event, pay-per-view revenues increased 20%. Advertising revenues increased slightly to $25.5 million; however, excluding revenues from a non-recurring 1996 Sprint campaign, advertising revenues increased 15%.

     Revenues from satellite operations were $32.3 million for the current quarter, a 46% increase over revenues of $22.0 million for the same quarter in 1996 as PrimeStar customers increased to 157,193 at September 30, 1997 from 103,004 at September 30, 1996. Other revenues increased to $22.3 million due to strong growth in Fibernet operations, the launch of high-speed data services and consideration received for preferential placement on Cox's digital television offering.

     Programming costs were $89.1 million for the third quarter of 1997, an increase of 9% over the same period in 1996 due primarily to Cox's customer growth, January 1997 programming rate increases and new channel additions. Plant operations expenses decreased 7% to $33.2 million and included the effect of a revised cost component factor used to capitalize indirect costs relating to network construction activity. Marketing costs increased 24% to $23.6 million for the third quarter due in part to costs associated with roll-out of residential high-speed data and telephony services. General and administrative expenses for the third quarter of 1997 increased 19% to $82.7 million due primarily to the increase in direct costs associated with residential and commercial high-speed data and telephony services.

     Operating income before depreciation and amortization ("EBITDA") is a commonly used financial analysis tool for measuring and comparing cable television compaineis in several areas, such as liquidity, operating performance and leverage. EBITDA increased 10% to $152.3 million for the third quarter of 1997. EBITDA for the core video business, which excludes satellite and Fibernet operations and $8.3 million of direct costs associated with residential and commercial high-speed data and telephony services, grew 12% to $153.2 million compared to the third quarter of 1996.

     The EBITDA margin (EBITDA as a percentage of revenues) for the current quarter was 37.3%, a decrease from 38.0% for the third quarter of 1996 due to the increased launch costs associated with residential and commercial data and telephony. The core video business EBITDA margin was 41.2% for the quarter, an increase from 40.2% for the comparable quarter of 1996.

     Depreciation was $81.4 million for the third quarter of 1997, a 33% increase compared to the same period in 1996 due to the continued upgrade and rebuild of the broadband network. Amortization increased 24% to $21.6 million for the current quarter due to additional goodwill resulting from the trades of cable systems during the first quarter of 1997. Operating income for the third quarter of 1997 was $49.3 million, a decrease of 17% compared to the same period in 1996.

     Interest expense increased $15.4 million to $52.5 million for the third quarter of 1997 due to the discontinuance of capitalizing interest resulting from the launch of services by Cox's PCS investments. Equity in net losses of affiliated companies was $107.2 million primarily due to losses of $64.2 million, $18.6 million and $13.5 million associated with Sprint PCS, Cox PCS and Teleport, respectively.

     Net loss for the current quarter was $82.0 million as compared to net loss of $28.1 million for the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues for the nine months ended September 30, 1997 were $1,192.4 million, an 11% increase over revenues of $1,078.6 million for the nine months ended September 30, 1996. Basic customers were 3,296,830 at September 30, 1997 compared to 3,210,698 at September 30, 1996.

     Complete basic revenues increased 8% to $796.2 million due to customer growth and average rate increases implemented generally in the fourth quarter of 1996. These rate increases are the result of new channel additions, increased programming costs and pass-through of inflation adjustments. New product tier revenues grew 42% to $14.4 million as a result of launching these channel offerings in additional systems.

     Premium service revenues for the nine months ended September 30, 1997 were $139.3 million, down 2% compared to the comparable period of 1996. Premium units decreased to 1,913,028 at September 30, 1997 from 2,044,019 at September 30, 1996 due to the completion of the spring 1996 three-for-one channel promotion.

     Pay-per-view revenues were $36.1 million, a 10% increase from the nine months ended September 30, 1996 primarily due to the June 1997 Tyson/Holyfield boxing event. Advertising revenues increased 7% to $72.6 million as a result of strong growth in local and national ad sales and Cox's telecasts of the San Diego Padres major league baseball games.

     Revenues from satellite operations were $88.0 million, a 49% increase over revenues of $58.9 million for the same period in 1996 as PrimeStar customers increased to 157,193 at September 30, 1997 from 103,004 at September 30, 1996. Other revenues increased to $45.7 million due to strong growth in Fibernet operations, the launch of high-speed data services and consideration received during the third quarter of 1997 for preferential placement on Cox's digital television offering.

     Programming costs increased 11% due primarily to Cox's customer growth, January 1997 programming rate increases, new channel additions and the June 1997 Tyson/Holyfield boxing event. Plant operations expenses increased 4% to $109.5 million due to 1997 annual salary increases and additional repair and maintenance costs related to systems acquired in the trades during the first quarter of 1997 offset by the third quarter 1997 effect of a revised cost component factor used to capitalize indirect costs relating to network construction activity. Marketing costs increased 4% to $59.5 million due in part to costs associated with roll-out of residential high-speed data and telephony services. General and administrative expenses increased 12% to $234.7 million due to annual salary increases and the increase in direct costs associated with residential and commercial high-speed data and telephony services.

     EBITDA for the nine months ended September 30, 1997 was $439.2 million, a 7% increase over $410.1 million for the same period in 1996. EBITDA for the core video business, which excludes satellite and Fibernet operations and $15.9 million of direct costs associated with residential and commercial high-speed data and telephony services, grew 9% to $441.9 million compared to the nine months ended September 30, 1996.

     The EBITDA margin for the nine months of 1997 was 36.8%, a decrease from 38.0% for the nine months of 1996 due to the increased launch costs associated with residential and commercial data and telephony. The core video business EBITDA margin was 40.4% for the nine months ended September 30, 1997, a slight increase over the same period of 1996.

     Depreciation increased 33% to $239.6 million reflecting the continued upgrade and rebuild of the broadband network. Amortization increased 8% to $57.6 million for the current year due to additional goodwill resulting from the trades of cable systems during the first quarter of 1997. Operating income for the nine months ended September 30, 1997 was $142.0 million, a decrease of 20% compared to the same period in 1996.

     Interest expense increased $43.6 million to $149.5 million for the nine months ended September 30, 1997 due to the discontinuance of capitalizing interest resulting from the launch of services by Cox's PCS investments. Equity in net losses of affiliated companies was $270.3 million primarily due to losses of $145.4 million, $61.6 million and $37.1 million associated with Sprint PCS, Cox PCS and Teleport, respectively.

     A gain of $190.8 was recognized in the second quarter of 1997 primarily as a result of the exchange of Cox's interest in UK Gold and UK Living to Flextech plc.

     Net loss for the nine months ended September 30, 1997 was $58.6 million as compared to net income of $6.2 million for the nine months ended September 30, 1996.

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

     Capital expenditures are primarily directed at upgrading and rebuilding broadband cable networks in preparation for the delivery of additional services. Capital expenditures for 1997 are expected to range between $625 million and $675 million. During the nine months ended September 30, 1997, Cox made capital expenditures of $530.6 million.

     Funding requirements in 1997 for investments in affiliated companies are expected to be approximately $173 million for Sprint PCS and PhillieCo, $165 million for PioneerCo and $33 million for programming, PrimeStar and other investments. During the nine months ended September 30, 1997, Cox funded approximately $316.5 million for Sprint PCS, PioneerCo and other telephony ventures and $10.1 million for programming, PrimeStar and other investments.

     During the nine months ended September 30, 1997, net repayments of $21.7 million were made for the commercial paper program. In addition, payments for exchanges of cable systems of $53.4 million were made for the trades which were closed during the first quarter of 1997.

Sources of Cash

     Cox generated $315.6 million from operating activities during the nine months ended September 30, 1997. Restricted proceeds of $11.4 million were received by Cox for the sale of its Sun City California cable television system and will be held in escrow pending reinvestment in a future cable system acquisition. Cox borrowed $350.0 million of short term debt under the revolving credit facilities during the first nine months ended September 30, 1997. In addition, Cox received net proceeds of $249.4 million from the issuance of Floating Rate Reset Notes due June 15, 2009 and the issuance of medium term notes. In September 1997, Cox amended and restated its $1,200 million revolving credit facility and its $800 million revolving credit facility to extend the maturities to October 9, 2002 and October 8, 1998, respectively. Minimal changes were also made to the commitment and utilization fees.



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     On October 9, 1997, Lynn Putnam, Jerry Williams and Raphael Lewis filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. The outcome of this matter cannot be predicted at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           27  --  Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 1997:
          None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Cox Communications, Inc.





  /s/ Jimmy W. Hayes                              Date:     November 6, 1997
------------------------------------
  Jimmy W. Hayes
  Senior Vice President, Finance and
  Chief Financial Officer
  (Principal Financial Officer)