Form 10-K405
period 1997-12-31
COX COMMUNICATIONS INC /DE/
filed 1998-03-19
CIK 25305

                                      LOGO

                                PROXY STATEMENT

                          FOR THE 1998 ANNUAL MEETING

                                 AND FORM 10-K

                                      1997

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[ X ]
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[ ]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 1-06590

                                     LOGO
                           COX COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              58-2112281
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

    1400 LAKE HEARN DRIVE, ATLANTA,                     30319
                GEORGIA
    (Address of principal executive                  (Zip Code)
               offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 843-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                     Class A Common Stock, $1.00 par value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
   YES [X] NO [_]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENTS TO THIS FORM 10-K. [X]

AS OF MARCH 10, 1998, THE AGGREGATE MARKET VALUE OF THE CLASS A COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $2,651,419,494 BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE.

THERE WERE 257,452,514 SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MARCH 10, 1998.
THERE WERE 13,798,896 SHARES OF CLASS C COMMON STOCK OUTSTANDING AS OF MARCH 10, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Stockholders are incorporated by reference into Part II. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

                            COX COMMUNICATIONS, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    31
 Item 3.  Legal Proceedings..............................................    32
 Item 4.  Submission of Matters to a Vote of Security Holders............    32
                                    PART II
 Item 5.    Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    32
 Item 6.  Selected Financial Data........................................    33
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    34
 Item 7a. Quantitative and Qualitative Disclosure about Market Risk......    42
 Item 8.  Financial Statements and Supplementary Data....................    43
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    71
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    71
 Item 11. Executive Compensation.........................................    71
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    71
 Item 13. Certain Relationships and Related Transactions.................    71
                                    PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    71
 SIGNATURES...............................................................   75

                                    PART I

ITEM 1. BUSINESS

  Cox Communications, Inc. ("Cox") is among the nation's largest broadband communications companies with (i) U.S broadband network operations and (ii) investments in cable television programming, telecommunications and technology and broadband networks.

  Cox is an indirect 75.0% owned subsidiary of Cox Enterprises, Inc. ("CEI"). CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States with consolidated revenues in 1997 of approximately $4.9 billion. CEI, which has an 100-year history in the media and communications industry, publishes 16 daily newspapers and owns or operates 11 television stations in addition to its interest in Cox. Through its indirect majority-owned subsidiary, Cox Radio, Inc., CEI owns or operates 54 radio broadcast stations pending closing of previously announced transactions. Through Manheim Auctions, CEI is also the world's largest operator of auto auctions.

  Cox's business strategy includes the development of new and advanced communications services for its customers by capitalizing on its highly clustered cable television systems, its industry leading position in upgrading the technological capabilities of its broadband networks, and its commitment to customer service. Cox believes that an integrated package of existing multichannel video, new services such as digital video, high-speed Internet access and local and long-distance telephone, and commercial competitive local exchange carrier operations, will enhance its ability to acquire and retain customers while increasing revenues per customer.

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

U.S. BROADBAND NETWORKS

BUSINESS STRATEGY

  Cox's strategy for its U.S. broadband network is to capitalize on the capabilities of its advanced broadband platform and the strength of its current cable television business to provide its residential and commercial customers with an integrated package of existing multichannel video and new services, including digital video, high-speed Internet access and local and long distance telephone services. Cox believes that the long-term competitive advantages of clustering, its aggressive investment in the technological capabilities of its broadband network and its commitment to customer service will enhance Cox's ability to continue to grow its core cable television operations and offer this package of new services to existing and new customers.

  CLUSTERING. As an integral part of its broadband communications strategy, Cox has continually sought the advantages and efficiencies of operating large cable television clusters. As of December 31, 1997, approximately 85% of Cox's customers were served by Cox's nine largest clusters which averaged over 300,000 customers each. See "--Cable Television Business--Operating Data." Large cable television clusters enable Cox to reduce expenses through the consolidation of marketing and support functions and to place more experienced management teams at the system level who are better equipped to meet the new regulatory and competitive challenges of today's telecommunications industry. Large operating clusters will also increase the speed and effectiveness of Cox's new product and services deployment, enhancing its ability to increase both customers and revenues.

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

  In January 1997, Cox exchanged its western Massachusetts and Weymouth, Massachusetts cable television systems serving approximately 48,000 customers for the MediaOne of Delaware, Inc., formally Continental Cablevision, Inc., ("MediaOne") James City and York County, Virginia and Pawtucket, Rhode Island systems serving approximately 49,000 customers. This exchange resulted in an increase to the size of Cox's existing clusters in Hampton Roads and New England.

  In March 1997, Cox exchanged its Myrtle Beach, South Carolina cable television system serving approximately 42,200 customers for Time Warner Entertainment Company L.P.'s ("Time Warner") Hampton and Williamsburg, Virginia systems serving approximately 45,300 customers. This transaction also included a Texas cable television system serving approximately 7,000 customers which was purchased by Cox and immediately traded to Time Warner. This exchange increased the size of Cox's existing cluster in Hampton Roads.

  In December 1997, Cox exchanged its Lafayette, Indiana cable television system serving approximately 38,000 customers for a suburban Phoenix cable system serving approximately 36,000 customers. This exchange increased the size of Cox's existing cluster in Phoenix.

  TECHNOLOGY AND CAPITAL IMPROVEMENTS. Cox emphasizes high technical standards for its cable television clusters. Cox continues to deploy fiber optic cable and to upgrade the technical quality of its hybrid fiber-coaxial ("HFC") broadband network. The result is a significant increase in network capacity, quality and reliability, facilitating the delivery of additional programming and services such as digital video, high-speed Internet access and local and long-distance telephone services. Cox's aggressive investment in its broadband network upgrade will allow it to offer these services more quickly.

  Cox strives to maintain the highest technological standards in the industry. Cox's U.S. cable television systems have bandwidth capacities ranging from 400 MHz to 750 MHz, which permits carriage of 54 to 112 analog channels. At the end of 1997, approximately 68% of Cox's network had bandwidth capacity of 550 MHz or 750 MHz. Cox anticipates that approximately 82% of its network will have bandwidth capacity of 550 MHz or 750 MHz by the end of 1998. In Cox's nine largest systems, by the end of 1998, Cox anticipates that approximately 67% of its customers will have access to 750 MHz capacity and approximately
2.5 million customers will be able to receive two-way services.

  In addition to increasing channel capacity, Cox's aggressive investment in technology has improved the reliability of its service. Cox's HFC broadband networks had a 99.991% reliability rate in 1997, as measured by average customer minutes of outage per year, which exceeds the BellCore standard of 99.989% utilized by the RBOCs. Cox's fiber optic network design of ring-in-ring architecture provides significant improvements over existing non-ring network architecture in capability, flexibility, and reliability, without creating additional cost.

  CUSTOMER AND COMMUNITY SERVICE. Strong customer service is a key element of Cox's business strategy to deliver new advanced communications services for its customers. Cox has always been committed to customer service and has been recognized by several industry groups as a leader in providing quality customer service. In 1996, Cox was distinguished by J.D. Power & Associates for achieving highest overall customer satisfaction among cable television users in the first study on the cable industry. Cox systems have won the "Customer is Key Award" nine times, more than all other cable companies combined. The award is presented by CTAM, the marketing society of the cable and telecommunications industries, to recognize outstanding customer service. Cox anticipates that its high level of customer satisfaction will help it compete more effectively as it has begun delivering new services such as digital video, high-speed Internet access and local and long-distance telephone. Cox places special emphasis on training its customer contact employees and has developed customer service standards and programs that exceed national customer service standards developed by the National Cable Television Association ("NCTA") and the Federal Communications Commission ("FCC").

  A key element of Cox's community service is enhancing education through the use of cable technology and programming. Cox currently participates in four education initiatives. First, Cox participates in a national initiative, "Cox Cable in the Classroom", which provides schools with free basic cable service and more than 540 hours of commercial-free educational television programming each month. Second, Cox is participating in the NCTA nationwide initiative called "Cable's High Speed Connection," branded "Cox Line to Learning" program, in which major cable companies are providing high-speed Internet access, free of charge, to each accredited public and private school in their respective communities where digital services are available. Third, Cox has established Cox Model Technology Schools in Chula Vista, California, Omaha, Nebraska, Norfolk, Virginia, and Warwick, Rhode Island where it is testing future broadband services, such as interactive fiber optic links to local colleges, to determine their value in the classroom. Additionally, Cox has established The Multimedia Academy to train educators, students, parents, and community leaders about the use of multimedia technology as an educational tool.

  ALTERNATIVE REVENUE SOURCES. Implementation of Cox's business strategy will allow Cox to develop revenue sources ancillary to its core cable television, telephony and high-speed Internet access businesses. In recent years, Cox has increasingly generated revenues from additional sources such as advertising, pay-per-view and home shopping.

  Cox derives revenues from the sale of advertising time on satellite-delivered networks such as ESPN, MTV and CNN. Currently, Cox inserts advertising on approximately 15 channels in each of its cable television systems. Local cable television advertising is often more effective and less expensive than alternative local advertising sources. As such, Cox expects continued growth in this revenue source. In addition, Cox participates in the national and regional cable television advertising market through its investment in National Cable Communications, L.P. ("NCC"), a partnership which represents cable television companies to advertisers. NCC is the largest representation firm in spot cable advertising sales.

CABLE TELEVISION BUSINESS

  Cox's domestic cable television operations represent the core element of its integrated broadband communications strategy. Cox owns and operates cable television systems organized into 16 locally managed clusters in 14 states. These clusters pass approximately 5.0 million homes and provide service to approximately 3.2 million customers. Cox's U.S. cable television systems are diversified geographically and are not dependent on the economic viability of any one particular region.

  Cox's U.S. cable television systems offer customers packages of basic and cable programming services consisting of television signals available off-air, a limited number of television signals from so-called "superstations," numerous satellite-delivered non-broadcast channels (such as Cable News Network, MTV: Music Television, USA Network, ESPN, Arts and Entertainment Channel, The Discovery Channel, The Learning Channel, Turner Network Television and Nickelodeon), displays of information featuring news, weather, stock and financial market reports and public, governmental and educational access channels. In some systems, some of these satellite-delivered non-broadcast services are offered at a per channel charge or are packaged together to form a tier of services offered at a discount from the combined per channel rate. Cox's cable television systems also provide premium television services to their customers for an extra monthly charge. Such services (including Home Box Office, Showtime and Cinemax) are satellite-delivered channels that consist principally of feature motion pictures presented without commercial interruption, sports events, concerts and other entertainment programming. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium television services, which constitute the principal sources of revenues to Cox.

  OPERATING DATA. The following table indicates the growth of Cox's cable television systems by summarizing the number of homes passed by cable, basic customers, premium service units and penetration levels as of December 31 for each of the five years set forth below:

                            1997       1996       1995       1994       1993
                          ---------  ---------  ---------  ---------  ---------
Homes passed (a)........  5,023,870  5,016,749  5,005,858  2,878,857  2,838,197
Basic customers (b).....  3,235,338  3,259,384  3,248,759  1,851,726  1,784,337
Basic penetration (c)...       64.4%      65.0%      64.9%      64.3%      62.9%
Premium service units
 (d)....................  1,865,184  2,000,673  1,827,068  1,203,606  1,205,587
Premium penetration (e).       57.7%      61.4%      56.2%      65.0%      67.6%

--------
(a) A home is deemed to be "passed" if it can be connected to the distribution system without any further extension of the distribution plant.
(b) A home with one or more television sets connected to a cable television system is counted as one basic service customer.
(c) Basic customers as a percentage of homes passed by cable.
(d) Premium service units include single or multi-channel services offered for a monthly fee per service.
(e) Premium service units as a percentage of basic customers. A basic service customer may purchase more than one premium service, each of which is counted as a separate premium service unit.

  The following table is a summary of certain operating data as of December 31, 1997 for Cox's U.S. cable television clusters:

                                                               HOMES     BASIC
                                                              PASSED   CUSTOMERS
                                                             --------- ---------
TOP NINE CLUSTERS:
 Phoenix, AZ................................................ 1,061,531   577,862
 San Diego, CA..............................................   701,346   482,086
 New England................................................   610,194   420,396
 Hampton Roads, VA..........................................   593,739   392,008
 New Orleans, LA............................................   455,073   272,931
 Orange County, CA..........................................   324,354   247,267
 Omaha, NE..................................................   246,830   151,345
 Pensacola/Ft. Walton Beach, FL (a).........................   200,368   148,704
 Oklahoma City, OK..........................................   204,449   120,320
                                                             --------- ---------
  Subtotal Top Nine......................................... 4,397,884 2,812,919
OTHER SYSTEMS:
 Central Coast California...................................   131,037    91,375
 Gainesville/Ocala, FL......................................   118,784    87,305
 West Texas.................................................   134,177    78,516
 Middle Georgia.............................................   105,353    72,368
 Cleveland, OH..............................................    98,664    71,917
 Roanoke, VA................................................    78,629    57,576
 Humboldt, CA...............................................    43,495    31,948
                                                             --------- ---------
  Subtotal Other Systems....................................   710,139   491,005
                                                             --------- ---------
TOTAL (INCLUDING FT. WALTON BEACH) (A)...................... 5,108,023 3,303,924
                                                             ========= =========
TOTAL....................................................... 5,023,870 3,235,338
                                                             ========= =========

--------
(a) Includes the Ft. Walton Beach, FL system which is managed as part of Cox's Pensacola cluster. The system is 50% owned by Cox through a partnership with Time Warner. This partnership also owns a system in Staten Island, NY which is managed by Time Warner.

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

  As of March 1998, Cox held 171 franchises. These franchises provide for the payment of fees to the issuing authority. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. For each of 1997 and 1996, franchise fee payments made by Cox averaged approximately 4% of gross revenues.

  Cox has never had a franchise revoked. The 1984 Cable Act provides for an orderly franchise renewal process, and it establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. A franchising authority may not unreasonably withhold the renewal of a franchise. If a franchise renewal is denied and the system is acquired by the franchise authority or a third party, then the franchise authority must pay the operator the "fair market value" for the system covered by the franchise, but with no value allocated to the franchise itself. Cox believes that it has satisfactory relationships with its franchising authorities.

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

DIGITAL TELEVISION

  Digital compression technology currently allows up to 12 digital channels to be inserted into the space of only one traditional analog channel. Digital compression will enable Cox to increase the channel capacity of its cable television systems by approximately 200 channels. Cox believes that the cable television system upgrades, along with the distribution of digital compression technology, will provide its customers with greater programming diversity, better picture quality, improved reliability, and enhanced customer service. In October 1997, Cox introduced "Cox Digital TV" in Orange County, California and Cox anticipates that it will be launched in several of the other top nine clusters during 1998. A Cox Digital TV customer can currently receive up to 200 channels including enhanced pay-per-view service, digital music channels, new networks grouped by genre and an interactive program guide.

HIGH-SPEED INTERNET ACCESS

  The use of computers, online services and the Internet has increased significantly over the last few years. Cox believes in the revenue opportunities of Internet related services and is taking advantage of these opportunities by developing and providing high-speed Internet access and work-at-home services to residential and commercial customers. In December 1996, Cox launched high-speed Internet access, offered as

"Cox@Home," in Orange County, California and introduced the service in five additional markets in 1997. Cox@Home delivers access to the Internet at speeds up to 100 times faster than traditional phone modems and provides unique online content that capitalizes on the immense capacity of Cox's broadband network. In 1997, Cox launched "Cox@Work" to provide high-speed Internet access and work-at-home services to businesses. To enhance Cox's entry into the cable based high-speed Internet access market, in August 1996 Cox acquired an interest in At Home Corporation. See "--Investments--Telecommunications and Technology Investments--@Home." Below is a summary of Cox@Home operating statistics as of December 31, 1997 and 1996:

                                                                   DECEMBER 31,
                                                                  --------------
                                                                   1997    1996
                                                                  ------- ------
      Markets Launched...........................................       6      1
      "Data Ready" Homes Passed.................................. 954,271 70,909
      Customers..................................................  15,296    134
      Penetration................................................    1.6%   0.2%

LOCAL AND LONG DISTANCE TELEPHONY

  Cox utilizes the capacity and reliability of its advanced broadband network, which will pass virtually all homes and most businesses in its markets, by providing local telephone services and reselling long distance services. Cox can thereby access a portion of a revenue market as large as $180 billion for telephony services. In 1996, Cox began offering phone service, along with cable television and high-speed Internet access services, to residents of a large apartment complex. In 1997, "Cox Digital Telephone" was introduced to residential customers in Orange County, California and Omaha, Nebraska. During 1998, Cox will launch Cox Digital Telephone in additional markets.

COMMERCIAL CLEC OPERATION

  Cox delivers telecommunications services to businesses through its competitive local exchange carrier ("CLEC") operation. Through its dedicated fiber optic networks, Cox's CLEC operation provides business customers video, telephony and high-speed Internet access services. Below is a summary of Cox's CLEC operation as of December 1997 and 1996:

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
      Cities in Operation.......................................       4       3
      Buildings Connected On-Net................................     433     313
      Fiber Route Miles.........................................   2,889   2,652
      Circuit Switches Installed................................       7     --
      Network ATM Switches Installed............................      35       8
      Voice Grade Equivalent Circuits........................... 251,086 176,512

INVESTMENTS

CABLE TELEVISION PROGRAMMING INVESTMENTS

  Cox has made substantial investments in cable television networks as a means of generating additional interest among consumers in cable television. A summary of Cox's significant programming investments as of December 31, 1997 is set forth below:

                                                                        COX
                                                                     PERCENTAGE
                                                                     OWNERSHIP
 INVESTMENT                                    DESCRIPTION            INTEREST
 ----------                                    -----------           ----------
 Speedvision Network................. Automotive, marine and            51.4%
                                      aviation-related programming
 GEMS Television..................... Spanish-language service          50.0
                                      targeted at women
 Outdoor Life Network................ Outdoor recreation-related        49.3
                                      programming
 Product Information Network......... Infomercial distribution          45.0
 Discovery Communications, Inc....... Owns Discovery Channel,           24.6
                                      Learning Channel, Animal
                                      Planet Network, retail and
                                      other ancillary businesses
 PPVN, Inc........................... Pay-per-view programming,         20.0
                                      including Viewer's Choice
 Digital Cable Radio Associates...... Digital audio services,           13.6
                                      including Music Choice
 Flextech plc........................ Cable and satellite               12.6
                                      programming based in the
                                      U.K.
 European Channel Management Limited. News and entertainment            10.0
                                      programming in Europe,
                                      including BBC Europe and BBC
                                      Prime
 The Sunshine Network Inc............ Sports, public affairs and         5.3
                                      general entertainment

  SPEEDVISION NETWORK AND OUTDOOR LIFE NETWORK. In October 1995, Cox acquired a 39% interest in the Speedvision Network ("Speedvision") and a 41% interest in the Outdoor Life Network ("Outdoor Life"), two new U.S. programming services. Speedvision's programming consists of a broad variety of material for automobile, boat and airplane enthusiasts; Outdoor Life's programming consists primarily of outdoor recreation, adventure and wildlife themes. Cox's interest in Speedvision and Outdoor Life was increased to 51.4% and 49.3% as of December 31, 1997, respectively. Cox's interest is expected to be reduced below 50% as a result of a third party investment.

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

  DISCOVERY COMMUNICATIONS, INC. The principal businesses of Discovery Communications, Inc. ("Discovery") are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network and Discovery Europe and its retail division consisting primarily of 113 stores of The Nature Company. The Discovery Channel provides nature, science and technology, history, exploration and adventure programming and is distributed to customers in virtually all U.S. cable homes. The Learning Channel broadcasts a variety of educational and non-fiction programming. In addition, through internally generated funding, significant investments are being made by Discovery in building a documentary programming library. The Learning Channel has increased distribution from fewer than 14 million cable homes prior to its acquisition by Discovery in 1991 to over 61 million homes as of December 31, 1997. Cox holds a 24.6% interest in Discovery, with TCI, NewChannels Corp. ("NewChannels") and Discovery's management holding interests of 49.3%, 24.6% and 1.4%, respectively.

  The following table sets forth certain financial and subscriber data relating to Discovery, The Discovery Channel and The Learning Channel:

                                                             DECEMBER 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
DISCOVERY
 Revenues (millions of dollars)......................... $859.8  $661.8  $447.2
 Growth.................................................   29.9%   47.8%   35.7%
THE DISCOVERY CHANNEL
 Subscribers (millions).................................   72.6    70.6    66.5
 Growth.................................................    2.8%    6.2%    8.1%
 Nielsen Rating--Avg....................................   0.64    0.61    0.63
THE LEARNING CHANNEL
 Subscribers (millions).................................   61.7    53.9    43.2
 Growth.................................................   14.5%   24.8%   37.1%
 Nielsen Rating--Avg....................................   0.46    0.38    0.35

  PPVN, INC. PPVN, Inc. ("PPVN"), which operates under the brand-name Viewer's Choice, is a cable operator-controlled buying cooperative for pay-per-view programming. Cox holds a 20% interest in PPVN, with the remaining equity interests held in varying proportions by Time Warner, TCI, Comcast Corporation ("Comcast"), MediaOne, Viacom International Inc. and Walt Disney Pictures and Television.

  DIGITAL CABLE RADIO ASSOCIATES. Digital Cable Radio Associates distributes audio programming, under the brand name Music Choice, in a digital format via coaxial cable to more than one million customers in the United States. This service allows cable television customers to receive compact disc quality sound in diverse music formats. Cox currently holds a 13.6% interest, with the remaining interests held in varying proportions by Jerrold Communications, Sony Music Entertainment, Inc., MediaOne, Comcast, Time Warner, Adelphia Communications and EMI Music.

  FLEXTECH PLC. In April 1997, Cox exchanged its 37.9% interest in UK Gold and 49.6% interest in UK Living for 20,701,084 shares, or a 12.6% interest, in Flextech plc, a United Kingdom publicly held programming company.

  EUROPEAN CHANNEL MANAGEMENT LIMITED. In January 1995, Cox invested in an international programming joint venture in Europe. Cox is a 10% partner in European Channel Management Limited which delivers BBC World, a 24-hour news channel, and BBC Prime, an entertainment channel, to European subscribers outside the United Kingdom. The ventures' other partners are the BBC and Pearson plc.

  E! ENTERTAINMENT TELEVISION. E! Entertainment Television, Inc. is an entertainment-related news service which seeks to build value based on international interest in Hollywood and entertainment industry news, information and features. In December 1997, Cox sold its 10.4% interest in E! Entertainment to Comcast/The Walt Disney Company for $57 million, resulting in a pre-tax gain of $44.9 million.

TELECOMMUNICATIONS AND TECHNOLOGY INVESTMENTS

  Cox has made substantial investments in telecommunications and technology. A summary of Cox's significant telecommunications and technology investments as of December 31, 1997 is set forth below:

                                                                        COX
                                                                     PERCENTAGE
                                                                     OWNERSHIP
 INVESTMENT                                    DESCRIPTION            INTEREST
 ----------                                    -----------           ----------
 Cox Communications PCS, L.P......... Operation of the PCS system       40.0%
                                      in the Los Angeles-San Diego
                                      MTA
 Teleport Communications Group Inc... Competitive local exchange        22.4
                                      carrier
 PhillieCo, L.P...................... Operation of the PCS system       17.6
                                      in the Philadelphia MTA
 Sprint Spectrum, L.P................ Wireless communications           15.0
                                      business, primarily PCS
 National Cable Communications, L.P.. Cable television advertising      12.5
                                      sales
 @Home............................... National Internet services        12.3
 PrimeStar Partners, L.P............. DBS services                      10.4

  COX COMMUNICATIONS PCS, L.P. In 1995, Cox was awarded a broadband personal communications service ("PCS") license for the Los Angeles-San Diego Major Trading Area ("MTA") under the FCC's pioneer preference program. The Los Angeles-San Diego market has a total population of over 22 million and includes most of southern California, southern Nevada and a small portion of Arizona.

  Cox and CEI, through subsidiaries, have formed a partnership, Cox Pioneer Partnership ("CPP"), to own the two companies' joint interest in a PCS system in the Los Angeles-San Diego MTA. CPP is owned approximately 78% by Cox and approximately 22% by CEI. Cox and CEI have made and will make capital contributions to CPP in proportion to their percentage interests. In December 1996, pursuant to previous agreements, CPP and Sprint Spectrum Holding Company, L.P. (a partnership of Cox, TCI, Comcast and Sprint Corporation ("Sprint")) formed Cox Communications PCS, L.P. ("Cox PCS") to operate the PCS system in the Los Angeles-San Diego MTA. Cox PCS is currently owned 49% by Sprint Spectrum Holding Company, L.P. as limited partner and 51% by CPP as general partner. In March 1997, upon approval from the FCC, Cox transferred the PCS license for the Los Angeles-San Diego MTA to Cox PCS and Cox PCS assumed the related license payment obligation to the FCC of $251.9 million. The December 1996 formation of Cox PCS and the March 1997 transfer of the license and obligation resulted in Cox recording $36.5 million as a capital contribution from CEI.

  In February 1998, CPP exercised its right under the Cox PCS partnership agreement to sell a portion of its interest in Cox PCS to Sprint Spectrum Holding Company, L.P. Upon the consummation of this sale, which will occur following the receipt of required regulatory approvals, Cox PCS will be owned 59.2% by Sprint Spectrum Holding Company, L.P. as general partner and limited partner and 40.8% by CPP as general partner. The net proceeds of the sale will be allocated between Cox and CEI in accordance with the partnership agreement of CPP.

  In addition, Cox PCS agreed to affiliate its PCS system with the Sprint PCS nationwide network and use the "Sprint PCS" trademark. As of December 31, 1997, Cox PCS had launched service in San Diego, Orange County and Los Angeles, California under the "Sprint PCS" trademark.

  TELEPORT COMMUNICATIONS GROUP INC. Prior to June 1996, Cox held a 30.06% interest in each of Teleport Communications Group Inc. ("TCGI") and TCG Partners ("TCGP"), which both owned and operated fiber optic networks serving several U.S. markets and provide point-to-point digital communications links to telecommunications businesses and long-distance carriers. In June 1996, TCGI entered into a reorganization under which, among other things, TCGI's four stockholders, Cox, Comcast, MediaOne and TCI (collectively, the "Cable Stockholders") contributed to TCGI all of their partnership interests in TCGP, additional interests in local joint ventures and debt and accrued interest owed by TCGI to the Cable Stockholders (the "Reorganization"). Following the Reorganization, TCGI conducted an initial public offering in which it sold 27,025,000 shares of its Class A Common Stock (the "TCGI IPO"). MediaOne sold its equity interest in TCGI through several transactions culminating in a secondary offering in November 1997. Cox owns 39,087,594 shares of TCGI's Class B Common Stock which, as of December 31, 1997, represented 34.4% of TCGI's Class B Common Stock, 22.4% of total shares outstanding and 32.7% of the voting power of TCGI. Each share of Class B Common Stock is convertible into one share of TCGI's Class A Common Stock.

  In January 1998, TCGI agreed to a merger with AT&T Corp. ("AT&T") under which TCGI shareholders will exchange each share of TCGI common stock for
0.943 of a share of AT&T common stock. Pending regulatory approval, the transaction is expected to close in late 1998. Cox has been named along with TCGI and TCGI officers and directors (including some who are officers of Cox), as defendants in three putative class action suits filed in the Chancery Court of New Castle County, Delaware. The suits challenge the proposed AT&T/TCGI merger and seek injunctive relief and damages based on various theories alleging that the proposed AT&T/TCGI merger's terms do not offer appropriate compensation or protection to TCGI's public shareholders. The actions are being defended vigorously. As a result of this transaction, if consummated, Cox will own 36,859,601 shares of AT&T common stock, representing approximately 2% of total AT&T common shares outstanding. Cox expects to recognize a gain on this transaction.

  PHILLIECO, L.P. Cox also owns, as of December 31, 1997, a 17.6% interest in PhillieCo L.P. ("PhillieCo"), a partnership formed by subsidiaries of Cox, TCI and Sprint. PhillieCo was the successful bidder for a broadband PCS license for the Philadelphia MTA. The approximately $85 million purchase price for this license has already been paid to the FCC. PhillieCo is also affiliated with the Sprint PCS nationwide network and uses the "Sprint PCS" trademark.

  SPRINT SPECTRUM L.P. Cox, TCI, Comcast and Sprint engage in the wireless communications business, primarily PCS, through a limited partnership, Sprint Spectrum L.P. with its subsidiaries ("Sprint PCS"), of which Cox owns a 15% interest. Sprint PCS was the successful bidder for 29 broadband PCS licenses in the auction conducted by the FCC that was completed in March 1995. The $2.1 billion total purchase price for the 29 licenses has been paid to the FCC. Additionally, Sprint PCS has invested in other entities that hold and operate PCS licenses. Sprint PCS and its affiliates have obtained licenses to offer a full range of wireless telecommunications services using the "Sprint PCS" trademark to areas with an aggregate population of approximately 200 million and Sprint PCS is in the process of building and completing its seamless integrated nationwide network. As of March 1, 1998, Sprint PCS had launched service in most major U.S. markets and had approximately 1 million customers.

  As of January 1, 1998, a "Deadlock Event" occurred due to the failure of the partnership board of Sprint Spectrum Holding Company, L.P. (the parent of Sprint PCS) to approve the proposed 1998 budget. If the 1998 budget is not approved through the resolution procedures set forth in the Sprint Spectrum Holding Company, L.P. partnership agreement, certain specified buy/sell procedures may be triggered which might result in a restructuring of the partners' interests in Sprint Spectrum Holding Company, L.P., Cox's sale of its interest in Sprint Spectrum Holding Company, L.P., Cox's acquisition of interests in Sprint Spectrum Holding Company, L.P. held by other partners, or liquidation of Sprint Spectrum Holding Company, L.P. Discussions among the partners about restructuring their interests in Sprint PCS are ongoing. However, there is no certainty the discussions will result in a change to the partnership structure.

  NATIONAL CABLE COMMUNICATIONS, L.P. Cox has a 12.5% limited partnership interest in NCC, a partnership which represents cable television companies to advertisers. NCC is the largest representation firm in spot cable advertising sales. It enables advertisers to place advertising in selected multiple systems on a regional or national single-source basis, and enhances the ability of affiliated cable television systems to attract advertisers other than purely local advertisers. The other limited partners in NCC are MediaOne, Time Warner and Comcast. Katz Cable Corporation is the sole general partner.

  @HOME. In August 1996, Cox acquired a 14.2% interest in At Home Corporation ("@Home"). @Home is a national Internet "backbone" service that allows customers access to the Internet at speeds up to a hundred times faster than traditional phone modems by using a cable modem and the cable television broadband network. In July 1997, @Home conducted an initial public offering. As a result, the value of the @Home share price became readily determinable, and accordingly Cox began to account for its investment in @Home as an available-for-sale investment under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The initial public offering reduced Cox's ownership percentage to approximately 12.3% as of December 31, 1997. Also in the fourth quarter 1997, Cablevision Systems Corporation was admitted as a partner through the issuance of warrants. On a fully diluted basis giving effect to the exercise of these warrants, Cox's ownership is approximately 11.3%.

  PRIMESTAR PARTNERS, L.P. PrimeStar Partners, L.P. ("PrimeStar Partners") is a provider of DBS services. As of December 31, 1997, Cox owned a 10.4% interest in PrimeStar Partners. PrimeStar Partners' direct-to-home television delivery business served, as of December 31, 1997, approximately 1,949,000 customers (representing an estimated 40% of the U.S. DBS market) using a single satellite owned and operated by GE Americom. PrimeStar Partners programming includes 94 channels of popular cable and network television, professional sports and movies, as well as 14 channels of quality audio services. PrimeStar Partners has secured a long-term agreement with GE Americom for the use of a new satellite which was launched in January 1997. The new satellite will increase PrimeStar Partners' offering to approximately 160 channels. PrimeStar Partners was formed in 1990 by GE Americom and nine of the nation's largest cable television companies, including Cox, TCI, Comcast, MediaOne and Time Warner.

  The following table sets forth certain financial and subscriber data with respect to PrimeStar Partners:

                                                            DECEMBER 31,
                                                       ------------------------
                                                        1997     1996     1995
                                                       -------  -------  ------
      Revenues (millions)............................. $ 626.1  $ 413.0  $180.6
      Growth..........................................      52%     129%    550%
      Subscribers (thousands)......................... 1,949.1  1,565.7   961.2
      Growth..........................................      24%      63%    316%

  Pursuant to the Letter Agreement and Summary of Business Terms dated June 11, 1997, as superseded by certain definitive documentation, each of the partners of PrimeStar agreed to merge with, or contribute their partnership interests in PrimeStar and related assets and liabilities to, a new subsidiary of TCI Satellite Entertainment, Inc., PrimeStar, Inc., in exchange for shares of common stock of PrimeStar, Inc. and cash or the assumption of indebtedness. Upon consummation of this transaction, Cox will own approximately 9.35% of PrimeStar, Inc. The balance of PrimeStar, Inc. will be owned by the other PrimeStar partners and the shareholders of TSAT. It is anticipated that Cox will recognize a gain on this transaction, which is expected to close during the second quarter of 1998.

  GEMSTAR INTERNATIONAL GROUP LIMITED. In May 1997, Gemstar International Group Limited ("Gemstar"), a public company that develops and markets proprietary technologies aimed at making technology more user-friendly to consumers, merged with Starsight Telecast, Inc. ("Starsight"). Cox, as a holder of 2,166,647 Starsight shares, received 1,313,421 shares of Gemstar as a result of the merger, representing a 2.8% interest in Gemstar as of December 31, 1997, and recognized a gain of approximately $11.0 million related to this transaction. In December 1997, Cox sold its entire interest in Gemstar for $29.3 million, resulting in an additional gain of approximately $9.9 million.

  SYNTELLECT, INC. Cox holds 1,150,000 shares of Syntellect, Inc. ("Syntellect") common stock, representing approximately 8.6% of the equity of Syntellect as of December 31, 1997. Syntellect designs and markets ARUs. In March 1996, Syntellect merged with Telecorp Systems, Inc. ("Telecorp"), which also designs, manufactures and markets ARUs and a full line of cable-specific voice and data products and services. Applications include inbound and outbound call processing, pay-per-view ordering, information management and voice production services.

BROADBAND NETWORK INVESTMENTS

  TELEWEST COMMUNICATIONS PLC. At December 31, 1997, Cox had a 14.6% ownership interest in TeleWest Communications plc ("TeleWest"), a company that is currently operating and constructing cable television and telephony systems in the United Kingdom. Other significant shareholders of TeleWest are U S West Inc., TCI and SBC Communications, Inc.

  TeleWest is the largest cable television and telephony operator in the U.K. based on the number of homes passed and subscribers. The following table sets out certain data concerning TeleWest's owned and operated and affiliated franchises:

                                                                DECEMBER 31,
                                                             -------------------
                                                               1997      1996
                                                             --------- ---------
      CABLE TELEVISION
       Homes passed and marketed............................ 3,096,582 2,626,835
       Basic subscribers....................................   687,352   599,599
      RESIDENTIAL TELEPHONY
       Homes passed and marketed............................ 3,062,327 2,543,041
       Residential subscribers..............................   894,682   686,101
       Residential lines connected..........................   922,540   693,521
      BUSINESS TELEPHONY
       Business subscribers.................................    28,331    23,297
       Business lines connected.............................   116,673    78,569

  In December 1997, the decline in the fair market value of TeleWest was considered to be other than temporary and accordingly Cox recognized an $183.9 million loss on write down of affiliated company in its Consolidated Statement of Operations.

  TWC CABLE PARTNERS. Cox and Time Warner each have a 50% ownership interest in a joint venture which owns two additional cable television systems in Fort Walton Beach, Florida and Staten Island, New York, which, as of December 31, 1997, passed approximately 244,000 homes and provided service to approximately 172,000 customers. The Ft. Walton Beach system is managed as part of Cox's Pensacola cluster and the Staten Island system is managed by Time Warner.

COMPETITION

  Each of Cox's major business segments faces competition in varying forms. Cable television faces competition from other providers of video and other entertainment. Telephone services face competition from incumbent and new entrant providers of landline and wireless communications services. Wireless services face competition from incumbent and recently-authorized cellular, PCS and SMR providers.

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

  Programming is currently available to the owners of HSDs through conventional, medium and high-powered satellites. PrimeStar, a consortium comprised of cable operators including Cox and a satellite company, commenced operation in 1990 of a medium-power DBS satellite system using the Ku portion of the frequency spectrum and currently provides service consisting of approximately 95 channels of programming, including broadcast signals and pay-per-view services. See "--Investments--Telecommunications and Technology Investments--PrimeStar Partners L.P." In January 1997, PrimeStar launched a replacement medium-power DBS satellite which will enable it to increase its capacity to approximately 160 channels. NewsCorp., MCI and ASkyB recently announced several agreements in which the three would sell to PrimeStar two high-powered DBS satellites under construction. This sale, which is subject to various governmental consents, has been challenged by several parties and is currently under review by the Justice Department and the FCC. The previously announced plan of News Corp. to purchase an interest in EchoStar Communications Corporation ("EchoStar") is currently the subject of litigation between News Corp. and EchoStar. On February 19, 1998, the FCC initiated a DBS rulemaking proceeding, which, among other issues, requests comments on whether the FCC should implement cross-ownership restrictions between DBS and cable television operators and whether the FCC's alien ownership restrictions should apply to DBS subscription services.

  Several other major companies are offering or are currently developing nation-wide high-power DBS services, including DirecTV and EchoStar. DirecTV began offering nationwide high-power DBS service in 1994 accompanied by extensive marketing efforts, along with United States Satellite Broadcasting Company which uses capacity on DirecTV's satellite. Together, both companies offer over 200 channels of service using video compression technology.

  Currently, satellite program providers are only authorized to provide the signals of television network stations to subscribers who live in areas where over-the-air reception of such signals cannot be received. EchoStar, which currently offers a similar package of programming, recently announced plans to offer some local television signals in a limited number of markets. Efforts are underway at the United States Copyright Office and in Congress to ensure that such offerings are permissible under the Copyright law. Legislation has been introduced which would permit DBS operators to rebroadcast local television upon compliance with certain requirements, including market-specific must-carry requirements and compliance with programming black-out obligations. Cox cannot predict whether such legislation will be passed, or the effect that it will have on Cox's business. The offering of local broadcast signals in DBS program packages would provide substantial competition to the cable industry.

  The degree to which DBS service providers will be able to compete with the cable television industry will depend on, among other factors, the availability of reception equipment at reasonable prices and whether DBS providers will be permitted to offer local broadcast signals in their program packages. Although it is not possible at this time to predict the likelihood of success of any DBS services venture, DBS may offer substantial competition to cable television operators.

  Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable, which are licensed to serve specific areas using low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by Cox's cable systems. Several Regional Bell Operating Companies ("BOCs") have acquired significant interests in major MMDS companies operating in certain of Cox's cable service areas. BellSouth Entertainment, a Bell South-affiliated company, recently commenced wireless cable service in the New Orleans market using MMDS technology and offering a basic package of over 160 local, cable, satellite and CD music channels. Cox has initiated the introduction of new programming services in response to the increasing competitive environment in which the New Orleans system operates. Under the 1996 Act, the provision of video service by a telephone affiliated company constitutes effective competition and permits deregulation of both basic and CPS tier rates. (See Federal Regulation-Rate Regulation.) On January 28, 1998, Cox filed a petition with the FCC which requested deregulation of its rates in the New Orleans and Jefferson Parish markets. Pacific Telesis Enterprises, a BOC operating in California, also is providing or is authorized to provide wireless cable services in several California communities which Cox serves. However, recent reports indicate that it is reconsidering its business plans to provide video services, will not expand its operations, and is seeking a purchaser for its wireless cable system. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS called Local Multipoint Distribution Service ("LMDS"), which is capable for transmitting voice as well as video transmissions. Spectrum auctions for LMDS licenses commenced in February 1998. The FCC has imposed cross-ownership restrictions of these frequencies by cable operators and telephone companies which were recently upheld by the United States Court of Appeals for the District of Columbia Circuit. For a three-year period, cable operators and telephone companies will be precluded from operating on these frequencies in the same authorized or franchised service areas in which they provide service. Cox is unable to predict whether wireless video services will have a material impact on its operations.

  The 1996 Act repeals the cable/television cross-ownership ban adopted in the 1984 Cable Act, and contains restrictions on telephone companies buying out incumbent cable operators in a telephone company's service area, especially in suburban and rural markets. The 1996 Act will enable common carriers to provide video programming services as either cable operators or open video system ("OVS") operators.

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

TELEPHONY COMPETITION

  LANDLINE TELECOMMUNICATIONS SERVICES. While the current switched voice and data telecommunications market is dominated by local telephone companies, also known as incumbent LECs, the 1996 Act presents new opportunities for new entrants into these markets. Incumbent LECs provide a wide range of local telecommunications services and equipment to customers, as well as providing originating and terminating access to their local networks to interexchange carriers and mobile radio service providers. Because LECs historically have had exclusive state franchises by law to provide telephone service, they have established long-term, exclusive relationships with their customers. Under the new law, and subject to certain limitations for rural LECs, the FCC is directed to preempt any state law or regulation that acts to prevent new competitive entry into incumbent LEC markets.

  The 1996 Act represents the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934. The 1996 Act is intended to open local exchange markets to competition, which should result in a substantial increase in Cox's business opportunities to deliver telephony over its broadband networks. Among its more significant provisions, the 1996 Act: (i) removes legal barriers to entry in local telephone markets; (ii) requires incumbent LECs to "interconnect" with competitors, including the provision of necessary elements for local competition such as telephone number portability; (iii) establishes procedures for incumbent LEC entry into new markets such as long distance and cable television; (iv) relaxes regulation of telecommunications services provided by incumbent LECs and all other telecommunications service providers; and (v) directs the FCC to establish an explicit subsidy mechanism for the preservation of universally affordable telephone service.

  Under the 1996 Act, new landline entrants will become subject to additional federal regulatory requirements when they provide local exchange service in any market. The 1996 Act imposes a number of access and interconnection requirements on all LECs, with additional requirements imposed on incumbent LECs. Specifically, the 1996 Act required the FCC to implement rules under which all LECs must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale and access to rights of way. The 1996 Act also requires state commissions to review and approve voluntarily negotiated interconnection agreements and to arbitrate compulsory interconnection negotiations between new entrants and incumbent LECs. These requirements also place burdens on new entrants that may benefit other competitors. In particular, the resale requirement means that a company could seek to resell the facilities of a new entrant without making a similar investment in facilities.

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

  The FCC has adopted most, but not all, of the rules required to implement the 1996 Act. On August 1, 1996 the FCC adopted a report and order promulgating rules and regulations to implement the 1996 Act's provision that obligates CLECs and incumbent LECs to interconnect their networks and to develop a methodology to translate the 1996 Act's pricing guidelines into incumbent LEC pricing of interconnection for reciprocal transport and termination, unbundled elements and resale (the "Local Competition Order"). The Local Competition Order adopts a national pro-competitive framework for interconnection but leaves to the individual state commissions the task of implementing the FCC's rules in their process of reviewing interconnection agreements. The states are to base rates for interconnection, the reciprocal termination of local telephone traffic and the purchase of ILEC unbundled network elements on an incremental cost methodology established by the FCC, called Total Element Long-Run Incremental Cost ("TELRIC"). Incumbent LECs may present the states with TELRIC cost studies, while the FCC adopted interim "default" rates the states could apply pending state review of TELRIC studies. Additionally, the FCC interpreted the non-discrimination provisions of the 1996 Act to allow carriers to request that the incumbent LEC make available to them any interconnection, service or network element contained in an approved agreement to which the LEC was a party under the same terms and conditions (known as the "pick and choose" rule).

  Many petitions for reconsideration of the FCC's Local Competition Order remain pending at the FCC. Despite the adoption of generally pro-competitive rules that Cox views as consistent with the requirements of the 1996 Act, the interconnection rules, particularly those containing the TELRIC pricing methodology and "default" rates, have not taken effect due to successful appeals filed by incumbent LECs and jurisdictional challenges filed by several state utility commissions. The Eighth Circuit Court of Appeals has overturned many of the interconnection rules affecting LECs, including most aspects of the FCC's pricing rules, intrastate dialing parity rules, certain rules governing unbundled elements and the "pick and choose" rule. The Eighth Circuit permitted the FCC's rules governing interconnection by wireless providers to remain in effect. While the Eighth

Circuit's decision remains in effect, on January 26, 1998, the United States Supreme Court agreed to hear several appeals from that decision. The Supreme Court will hear oral argument in its October 1998 term, and its not expected to issue its decision until late 1998 or early 1999. The Eighth Circuit's determination regarding wireless providers was not appealed to the Supreme Court. Many states have applied the FCC's interpretations of the 1996 Act as guidelines, even though many FCC interconnection rules are not in effect.

  The Local Competition Order was the first part in a "trilogy" of orders that will reform access pricing and universal service consistent with the 1996 Act's goal of encouraging competition. As described below, the FCC also issued orders in 1997 that were intended to substantially reduce the prices incumbent LECs charge for interstate access services in separate proceedings on reform of the current access charge regime and of current universal service procedures.

  In July 1996 the FCC released an Order promulgating rules implementing the 1996 Act's directive for local telephone number portability (the "Number Portability Order"). Under the Number Portability Order and several subsequent orders in that proceeding, the FCC ordered all LECs to begin phased development of a long-term service provider portability method in the 100 largest Metropolitan Statistical Areas ("MSAs") no later than October 1, 1997, and to complete deployment in those MSAs by March 31, 1998 in areas where other carriers have requested the availability of portability. After March 31, 1998, each LEC must make number portability available within specified periods, but no longer than six months, after receiving a specific request by another telecommunications carrier in areas outside the 100 largest area MSAs. Several LECs have petitioned the FCC for additional time to implement portability in certain markets due to difficulties in performing required equipment upgrades and the failure of a vendor to provide necessary database services. Until long-term service provider number portability is available, all LECs must provide currently available number portability measures as soon as reasonably possible after a specific request from another carrier. Because new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Order should enhance Cox's ability to offer service in competition with the incumbent LECs. It is uncertain how effective these regulations will be in promoting cost effective and efficient number portability. The Number Portability Order does not address how the costs of implementing long-term service provider number portability will be recovered. This issue was subject to an additional comment period and has not yet been decided. The Number Portability Order is subject to appeals pending before the Eighth Circuit Court of Appeals.

  The 1996 Act mandated creation of a Federal-State Joint Board regarding universal service and subsequent action by the FCC. In the fall of 1996, the Joint Board proposed a new regime for funding universal telephone service and for distributing universal service subsidies. The FCC received public comment on that proposal and adopted an order in the universal service proceeding (the "Universal Service Order") on May 7, 1997. The recommended decision proposed, and the Universal Service Order adopted, specific subsidy programs to replace the previous subsidies for high cost carriers and for low income consumers, new subsidies for telecommunications services, Internet access services and internal connections for schools and libraries and new subsidies for telecommunications services for rural health care facilities. Under the Universal Service Order, any telecommunications carrier that provided all of the services that fall within the definition of "universal service" would be eligible to receive subsidies, as would any entity that provided telecommunications services, internal connections or Internet services used by schools and libraries. The FCC has not adopted final rules governing subsidies for high cost areas generally or final rules for subsidies to rural carriers. These topics are the subject of ongoing proceedings that are expected to continue through 1998. As part of this process, the FCC is developing a "cost proxy" model intended to identify those markets and carriers in need of subsidies to maintain universal service.

  Funding for the federal universal service subsidies will come from mandatory payments imposed on all telecommunications carriers (with limited exceptions). For the first quarter of 1998, the amount of payment is 0.72 percent of all revenues and 3.19 percent of interstate and international revenues for all carriers with interstate revenues. For the second quarter of 1998, the amount of the payment is 0.76 percent of all revenues and 3.14 percent of interstate and international revenues. In addition to the federal universal service plan, it is likely that most or all states will adopt their own universal service support mechanisms.

  Although the FCC has acted on many petitions for reconsideration of the Universal Service Order, many other petitions for reconsideration remain pending. The Universal Service Order also is the subject of pending appeals by incumbent LECs, wireless service providers and state regulators in the United States Court of Appeals for the Fifth Circuit. The FCC has been directed to submit a report to Congress by April 10, 1998 concerning certain universal service issues, including its decision to exempt certain non-telecommunications offerings of Internet service providers from federal universal service assessments; what services may be subsidized; the extent to which the support should be subsidized through federal or state universal service programs and the FCC's ability to use intrastate revenues to calculate payment obligations.

  While not directly required under the 1996 Act, the FCC also adopted an order intended to reform interstate access charges that are generally acknowledged to contain subsidy elements (the "Access Reform Order"). The Access Reform Order modified the previous access charge system by shifting some costs from per-minute charges to flat charges and through other changes. The FCC also simultaneously adopted an order that reduced access charges under the existing regime of rate regulation for those charges. The Access Reform Order also affirmed the FCC's previous determination that interstate access charges should not be imposed on enhanced services traffic such as Internet access traffic.

  In a separate proceeding, the FCC was asked in 1997 to declare that traffic to Internet service providers should be treated as local traffic for purposes of determining whether a carrier is entitled to compensation for terminating such traffic. Incumbent LECs opposed this petition, which remains pending. As of February 23, 1998, every state commission that had considered this issue had concluded that traffic to Internet service providers should be treated as local traffic.

  On February 19, 1998, the FCC adopted new rules concerning the privacy of customer information held by telecommunications providers. These rules will apply to all telecommunications providers and will permit carriers to use such information for marketing services within specified categories, such as local service or long distance service, without specific customer permission. Use of such information to market services in a different category of service will require affirmative oral or written customer permission.

  OTHER PCS PROVIDERS. Sprint PCS and Cox PCS will face direct competition for PCS subscribers from other licensed PCS systems within its markets. There are potentially six PCS providers (not counting resellers and marketing agents for licensees) in each PCS service area. Three licensees will each hold 30 MHz of PCS spectrum, one of which is licensed for a basic trading area, and the remaining three licensees will hold 10 MHz of PCS spectrum. It is likely that some of the 10 MHz licenses will be used to provide niche services or will be purchased by existing cellular providers for added spectrum, while the 30 MHz licenses will be used to offer a broad range of voice, data and related communications services, and may ultimately develop into services that include a wireless local loop functionality.

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

  Nextel, which holds a considerable number of SMR licenses across the nation, is implementing its digital system to use available SMR spectrum to provide a range of mobile radio communications services. The implementation of this service, known as Enhanced Specialized Mobile Radio ("ESMR") service, has resulted in legislation and FCC rules that regulate ESMR services in a manner that reflects its potential interchangeability ith cellular and PCS services. In 1994, the FCC decided to license SMR systems in the 800 Mhz bands for wide-area use, thus increasing potential competition with cellular and PCS. In 1997, the FCC completed the first of two auctions of contiguous spectrum blocks for ESMR. This auction resulted in the company described above winning rights to a significant number of additional SMR licenses. The second auction is scheduled to take place in 1998. These results of these auctions may further the potential of digital SMR services to compete with cellular and PCS.

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

  CABLE COMMUNICATIONS POLICY ACT OF 1984. The 1984 Cable Act generally became effective in December 1984. This federal statute, which amended the Communications Act of 1934, established comprehensive national standards and guidelines for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. The FCC, in turn, was charged with responsibility for adopting rules to implement the 1984 Cable Act. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

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

  THE TELECOMMUNICATIONS ACT OF 1996. On February 1, 1996, Congress passed the 1996 Act, which was signed into law by the President on February 8, 1996. The 1996 Act substantially revises the Communications Act of 1934, as amended (the "Communications Act"), including the 1984 Cable Act and the 1992 Cable Act under which the cable industry is regulated. The FCC has been conducting various rulemaking proceedings to implement the provisions of the 1996 Act over the last two years.

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

  The 1996 Act is intended, in part, to promote substantial competition in the marketplace for telephone local exchange service and in the delivery of video and other services and permits cable television operators to enter the local telephone exchange market. Cox's ability to competitively offer telephone services may be adversely affected by the degree and form of regulatory flexibility afforded to LECs, and in part, will depend upon the final outcome of the appeals of various FCC orders, including the Local Competition Order, the Universal Service Order and the Number Portability Order. The 1996 Act also repeals the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act and permits local telephone companies (also known as LECs) and other service providers to provide video programming.

  The most far-reaching changes in communications businesses will result from the telephony provisions of the 1996 Act. These provisions promote local exchange competition as a national policy by eliminating legal barriers to competition in the local telephone business and setting standards to govern the relationships among telecommunications providers, establishing uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services. The statute expressly preempts any legal barriers to competition under state and local laws. Many of these barriers had been lifted by state actions during the early 1990s, but the 1996 Act completes the task. The 1996 Act also establishes new requirements to maintain and enhance universal telephone service and new obligations for telecommunications providers to maintain the privacy of customer information.

  Under the 1996 Act, LECs may provide video service as cable operators or through "open video systems" ("OVSs"), a regulatory regime that gives them more flexibility than traditional cable systems. The 1996 Act eliminates the requirement that telephone companies file Section 214 applications with the FCC before providing video service. This will limit the ability of cable operators to challenge the economic viability of telephone company entry into the video market. With certain exceptions, the 1996 Act also restricts telephone companies from buying out incumbent cable operators in the LECs service area.

  Other parts of the 1996 Act also will affect cable operators. The 1996 Act directs the FCC to revise the current pole attachment rate formula. This will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. (Cable operators that provide only cable services are unaffected.) The 1996 Act also contains provisions regulating the content of video programming and computer services. Specifically, the new law prohibits the use of computer services to transmit "indecent" and "obscene" material to minors. The U.S. Supreme Court has held that these computer-related provisions are unconstitutional to the extent they regulate the transmission of indecent material. The 1992 Cable Act requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming, or alternatively, to carry such programming only at "safe harbor" time, periods currently defined by the FCC as the hours between 10 p.m. to 6 a.m. Several adult-oriented cable programmers have challenged the constitutionality of this statutory provision, but the U.S. Supreme Court recently refused to overturn a lower court's denial of a preliminary injunction motion seeking to enjoin the enforcement of this law. The FCC's regulations implementing this statutory provision became effective in May 1997. In accordance with the 1996 Act, the television industry recently adopted a voluntary ratings system for violent and indecent video programming. The 1996 Act also requires all new television sets to contain a so-called "V-chip" capable of blocking all programs with a given rating.

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

  It is premature to predict the effect of the 1996 Act on the cable industry in general or Cox in particular. The FCC must undertake numerous rulemaking proceedings to interpret and implement the 1996 Act. Most of these rulemakings have been completed, but are subject to pending petitions for reconsideration, appeals, or both. It is not possible at this time to predict the outcome of those proceedings or their effect on Cox.

FEDERAL REGULATION

  The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering such areas as the registration of cable television systems, cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of non-premium cable service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC may enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The 1992 Cable Act required the FCC to adopt additional regulations covering, among other things, cable rates, broadcast signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of DBS system ownership and operation. A brief summary of certain of these federal regulations as adopted to date follows.

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

  In February 1994, the FCC revised its benchmark regulations adopted in April 1993. Effective May 1994, cable television systems not seeking to justify rates with a cost-of-service showing were to reduce rates by up to 17% of the rates in effect on September 30, 1992, adjusted for inflation, channel modifications, equipment costs and certain increases in programming costs. Under certain conditions systems were permitted to defer these rate adjustments until July 14, 1994. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17% rate reduction were held in abeyance pending completion of cable system cost studies. The FCC adopted an order which made permanent its deferral of the full 17 percent rate reduction, and consequently these systems will not be required to reduce their rates by the full competitive differential previously implemented by the FCC.

  The FCC also revised its regulations governing the manner in which cable operators may charge subscribers for new channels added to cable programming services tiers. The FCC instituted a three-year flat fee mark-up plan. Commencing on January 1, 1995, operators may charge subscribers up to $.20 per channel for any channels added after May 14, 1994, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional $.30 to cover programming license fees for those channels over the first two years of the three-year period. In year three, an additional channel may be added with another $.20 increase in rates. Rates also may increase in the third year to cover any additional costs for the programming for any of the channels added during the entire three-year period. Cable operators electing to use the $.20 per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is otherwise permitted under the FCC's regulations. The FCC has requested further comment on whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

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

  On December 1, 1995, the FCC issued an order adopting the terms of a rate settlement in the form of a proposed resolution between Cox and the FCC's Cable Services Bureau (the "Resolution"). The order resolves the outstanding programming service rate complaints covering all of Cox's systems as of June 30, 1995. The order provides for $7 million in refunds plus interest and covers one million subscribers. The fees paid by the former TMCT subscribers for additional were eliminated as of January 6, 1996 and accounted for virtually all of the refund amount. The order also permits Cox to move as many as four regulated services to a new tier in each franchise area where an a la carte package previously was not provided, which provides Cox additional pricing flexibility for this new tier. In addition, the order confirms that Cox's cable programming service tier rates, as of June 30, 1995, are not unreasonable and that the acceptance of the Resolution by the FCC does not constitute an admission by Cox of any violation or failure to conform to any law, rule or policy. On January 29, 1996, the City of Irvine and six other cities located in California filed an appeal to set aside the order in the United States Court of Appeals for the Ninth Circuit. Cox and the cities reached a settlement of the suit and the appeal was dismissed by the Ninth Circuit with prejudice on November 6, 1997.

  The FCC and Congress continue to be concerned that rates for regulated programming services are rising at a rate exceeding inflation. The FCC has begun to explore ways of addressing this issue. Congress is also looking into this matter. It is therefore possible that the FCC will further restrict the ability of cable operators to implement rate increases and/or Congress will enact legislation which would, for example, delay or suspend the scheduled March 1999 termination of CPST rate regulation. Congress and the FCC are also examining means to spur competition in the delivery of video services as an alternative to new rate regulations. In December 1997 the FCC initiated a rulemaking to address a number of possible changes to its program access rules. The FCC is seeking comment, among other issues, on whether it has jurisdiction to extend its program access rules to terrestrially-delivered programming, and if it has such jurisdiction, whether it should expand the rules in this fashion.

  CARRIAGE OF BROADCAST TELEVISION SIGNALS. In March 1997 the U.S. Supreme Court affirmed a three-judge court decision upholding the constitutional validity of the 1992 Cable Act's mandatory "must carry" signal carriage requirements. The FCC adopted rules implementing the must-carry provisions for non-commercial and commercial stations and the retransmission consent provision for commercial stations in March 1993. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence ("ADI"), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether to require the cable system to negotiate for "retransmission consent" to carry the station. The first such election was made in June 1993 and the second in October 1996. With the 1999 election, FCC rules require broadcasters to use their DMA as the relevant television market for must-carry purposes. A recent amendment to the Copyright Act of 1976 will in some cases increase the number of stations that may elect must-carry status on cable systems located within such stations' ADI. Cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WGN). All commercial stations entitled to carriage were to have been carried by June 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. A number of stations previously carried by Cox's cable television systems elected retransmission consent. Cox generally reached agreements with broadcasters who elected retransmission consent or negotiated extensions to the retransmission deadline. Cox has agreed to carry some services (e.g., fX and

ESPN2) in specified markets pursuant to retransmission consent agreements which it believes are comparable to those entered into by most other large cable television operators. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, non-commercial stations are not given the option to negotiate retransmission consent for the carriage of their signals. The must-carry provisions for non-commercial stations became effective in December 1992. The FCC will soon initiate a rulemaking proceeding on the carriage of television signals in high definition and digital formats. Cox cannot predict the ultimate outcome of this proceeding which could have a material effect on the number of services that a cable operator will be required to carry.

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

  POLE ATTACHMENTS. The FCC currently regulates the rates, terms and conditions imposed by certain public utilities for use of their poles, unless under the Federal Pole Attachment Act state public utilities commissions are able to demonstrate that they regulate rates, terms and conditions of the cable television pole attachments. A number of states and the District of Columbia have so certified to the FCC. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised and from time to time revises. Recently the FCC initiated a proceeding to determine whether it should make other adjustments to the current pole attachment formula which, if implemented, generally would result in increased rates for pole attachments and conduit space. The 1996 Act extends the regulation of rates, terms and conditions of pole attachments to telecommunications service providers, and requires the FCC to prescribe regulations to govern the charges for pole attachments used by telecommunications carriers to provide telecommunications services when the parties fail to resolve the dispute over such charges. The 1996 Act, among other provisions, increases significantly future pole attachment rates for cable systems which use pole attachments in connection with the provision of telecommunications services as a result of a new rate formula charged to telecommunication carriers for the non-useable space of each pole. These rates are to be phased in after a five-year period beginning in 2001.

  REGULATORY FEES AND OTHER MATTERS. Pursuant to the Communications Act, the FCC has adopted requirements for payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. Currently, cable television systems are required to pay regulatory fees of $0.54 per subscriber per year, which may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Fees are also assessed for other licenses, including licenses for business radio and cable television relay systems (CARS). Those fees, however, may not be collected directly from subscribers.

  In addition, the FCC has adopted regulations pursuant to the 1992 Cable Act which require cable systems not subject to effective competition to permit customers to purchase video programming on a per-channel or a per-event basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally cable systems must become technically capable of complying with the statutory obligation by December 2002. On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On February 13, 1998, the Court granted Cox's motion to stay the suit and referred it on grounds of Primary Jurisdiction to the Federal Communications Commission for consideration of issues best addressed by the FCC's expertise. The outcome of this matter cannot be predicted at this time. Consistent with its statutory obligations, the FCC also has adopted a number of measures for improving compatibility between existing cable systems and consumer electronics equipment, including a prohibition from scrambling program signals carried on the basic tier, absent a waiver. The FCC also is considering whether to extend this prohibition to cover all regulated tiers of programming.

  In December 1994, the FCC announced that its long-standing Emergency Broadcast System rules were to be replaced. The new rules establish cable television and broadcast technical standards to support a new Emergency Alert System. Cable operators that serve 10,000 or more subscribers from a headend must install and activate equipment necessary for the new system by December 31, 1998.

  FCC regulations also address the carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; closed captioning of video programming; application of the rules governing political broadcasts; customer service standards; home wiring and limitations on advertising contained in nonbroadcast children's programming. The FCC recently adopted new procedural guidelines governing the disposition of home run wiring (a line running to an individual subscriber's unit from a common feeder or riser cable) in multi-dwelling units ("MDUs"). MDU owners can use these new rules to attempt to force cable operators without contracts to either sell, abandon or remove home run wiring which may carry voice as well as video communications and terminate service to MDU subscribers unless operators retain rights under common or state law to maintain ownership rights in the home run wiring.

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

  FRANCHISE FEES AND OBLIGATIONS. Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. Recently, a federal appellate court overturned an FCC order which had held that a cable operator's gross revenue does not include money collected from subscribers that is allocated to pay local franchise fees. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

  CHANNEL SET-ASIDES. The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to an FCC-prescribed formula. The FCC has adopted rules regulating: (i) the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity;
(ii) the terms and conditions for commercial use of such channels; and (iii) the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity. The FCC recently reconsidered and revised the formula governing the rates that may be charged for the use of leased access channels. The new formula, which resulted in a downward adjustment in such rates, has been appealed by a party seeking even lower rates for access.

  OWNERSHIP. The FCC rules generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal (predicted grade B contour as defined under FCC regulations) reaches any portion of the community served by the cable television system, on the other hand. For purposes of the cross-ownership rules, "control" of licensee companies is attributed to all 5% or greater stockholders, except for mutual funds, banks and insurance companies which may own less than 10% without attribution of control. This rule prohibits Cox from owning or operating a cable television system in the same area in which CEI or one of CEI's subsidiaries owns or operates a television broadcast station. The FCC has requested comment as to whether to raise the attribution criteria from 5% to 10% and for passive investors from 10% to 20%, and whether it should exempt from attribution certain widely held limited partnership interests where each individual interest represents an insignificant percentage of total partnership equity. The 1996 Act eliminated the statutory ban on the cross-ownership of a cable system and a television station and permits the FCC to amend or revise its own regulations regarding the cross-ownership ban. The FCC has repealed its broadcast network/cable system cross-ownership ban, and recently initiated a rulemaking proceeding in connection with a review of its cross-ownership rules to determine whether the cable television/broadcast cross-ownership ban is necessary and in the public interest or whether it should be eliminated.

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

  The 1996 Act permits telephone companies to provide video programming services as common carriers, cable operators or open video system ("OVS") operators. If OVS systems become widespread in the future, cable television systems could be placed at a competitive disadvantage because, unlike OVS operators, cable television systems are required to obtain local franchises to provide cable television service and must comply with a variety of obligations under such franchises. Under the 1996 Act, common carriers leasing capacity for the provision of video programming services over cable systems or OVS operators are not bound by the interconnection obligations of Title II, which otherwise would require the carrier to make capacity available on a nondiscriminatory basis to any other person for the provision of cable service directly to subscribers. Additionally, under the 1996 Act, common carriers providing video programming are not required to obtain a Section 214 certification to establish or operate a video programming delivery system.

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

  The FCC has ruled that cable operators may opt to operate OVS systems, but only if they are subject to effective competition. Under the FCC's rules, a cable operator may not terminate an existing franchise agreement to become an OVS operator. An appeal of these rules is currently pending in the United States Court of Appeals for the Fifth Circuit.

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

  The 1996 Act also eliminates the interexchange (interLATA) restrictions contained in the Modified Final Judgment, the 1981 consent decree, and establishes procedures under which a Bell Operating Company (BOC) can enter the market for interLATA services within its telephone service area. Before a BOC can enter the landline interLATA market, it must enter into a state-approved interconnection agreement with a company that provides local exchange service to business and residential customers predominantly over its own facilities. Alternatively, if no such competitor requests interconnection, the BOC can request authority to provide interLATA services if it offers interconnection pursuant to state-approved terms and conditions. The interconnection provided by the BOC must comply with a "competitive checklist." Several BOCs have filed applications for authority to provide interLATA services, including Southwestern Bell for Oklahoma and BellSouth for Louisiana. The FCC has denied each of the applications it has considered to date, although some of these denials are subject to pending appeals in the United States Court of Appeals for the District of Columbia Circuit. The United States District Court for the Northern District of Texas has declared these provisions of the 1996 Act unconstitutional on the ground that they constitute an impermissible bill of attainder against the BOCs, but the effectiveness of that order has been stayed and both the FCC and several long distance carriers have announced their intention to appeal the decision.

  REGULATORY REQUIREMENTS FOR ALL LECS INCLUDING NEW ENTRANTS. Under the 1996 Act, new landline entrants will become subject to additional federal regulatory requirements when they provide local exchange service in any market. The 1996 Act imposes a number of access and interconnection requirements on all LECs, with additional requirements imposed on incumbent LECs. Specifically, the 1996 Act required the FCC to implement rules under which all LECs must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale and access to rights of way. In addition, the 1996 Act specifies procedures for state commissions to review and approve both voluntary and compulsory interconnection agreements entered into between new entrants and incumbent LECs. These requirements also place burdens on new entrants that may benefit other competitors. In particular, the resale requirement means that a company can seek to resell the facilities of a new entrant without making a similar investment in facilities.

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

  The 1996 Act continues the goal of preserving and advancing universal service by requiring the FCC to establish an explicit mechanism for subsidizing service to those who might otherwise drop off the public switched telephone network. The rules adopted by the FCC in the Universal Service Order require telecommunications carriers generally (subject to limited exemptions) to contribute to funding existing universal service programs for high cost carriers and low income customers and to new universal service programs for schools, libraries and rural health care providers. The FCC has not yet addressed universal service funding for high cost areas generally or modifications to its universal service programs for rural carriers.

  Depending upon how the FCC completes the implementation of its statutory mandate and how states adjust their existing programs or create new programs, this subsidy mechanism may provide an additional source of revenue to those LECs willing and able to provide service to those markets that are less financially desirable, either because of the high cost of providing service or the limited revenues that might be available from serving a particular subset of customers in an area, i.e., residential customers.

  Another goal of the 1996 Act is to increase competition for telecommunications services, thereby reducing the need for continuing regulation of these services. To this end the 1996 Act requires the FCC to streamline its regulation of incumbent LECs and permits the FCC to forbear from regulating particular classes of telecommunications services or providers, including through relaxation or potentially eventual termination of FCC service tariffing requirements.

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

  The FCC has allocated 120 MHz of spectrum in the 2 GHz band to be licensed to competing broadband PCS providers, which it is anticipated will offer advanced digital wireless services in competition with current cellular and specialized mobile radio services as well as with landline telephone service. Broadband PCS spectrum was first auctioned by MTA licenses by the FCC in an auction which ended in mid-March 1995. Six broadband PCS licenses have been auctioned in each service area (except that only five licenses were auctioned in the three markets in which pioneer preference licenses were issued), and FCC rules permit some aggregation and disaggregation of PCS spectrum by PCS operators. The first broadband PCS auction included two 30 MHz frequency blocks of spectrum (Blocks "A" and "B") licensed by MTA. The second auction was for 30 MHz blocks of broadband spectrum, licensed using Basic Trading Areas (Block "C" auction). Block C licenses were available only to parties that met specific FCC eligibility criteria. A Basic Trading Area spectrum block, Block "F," was also auctioned only to parties meeting specific eligibility criteria following the Block "C" auction. The FCC also has licensed two Basic Trading Area 10 MHz blocks of spectrum, Blocks "D" and "E," which are not be subject to the additional eligibility requirements imposed on Blocks "C" and "F."

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

  The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided.

  Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

  STATE TELECOMMUNICATIONS REGULATION. In addition to federal rules and regulations that apply to Cox's telephony operations, state commissions regulate, to varying degrees, the intrastate services of landline telecommunications providers, including those of Cox's landline affiliates. While state commission regulation of new telecommunications providers is generally less onerous than the regulation imposed on incumbent LECs, new entrants providing local exchange services typically must apply for and receive state certification and operate in accordance with state commission pricing, terms and quality of service regulations. Under the 1996 Act, state commissions also must review interconnection agreements entered into between incumbent LECs and new entrants, as well as enforce the terms of disputed agreements. States may also choose to assess universal service funding contributions from new carriers provided that a state's program is consistent with the FCC's universal service rules.

  Most wireless services, including cellular and PCS, are exempted from state certification requirements and from state rate regulation by Section 332 of the Communications Act. States are permitted to regulate "other terms and conditions" of wireless service, although the extent of that authority has not been determined. The FCC has held that states are permitted to require wireless providers to make payments into state universal service funds. That determination is subject of pending appeals in the U.S. Courts of Appeals for the Fifth Circuit and before the District of Columbia Circuit.

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

  The government of Mexico has authorized the allocation of a new broadcast station on channel 3 in Tijuana, Mexico, which if constructed, will cause interference with the operations of the Cox's cable system serving the San Diego area. Cox provides its subscribers with converters which are tuned to channel 3, and ingress from the station's signal wall cause co-channel interference on the system in those areas of the San Diego market where the station's signal is received. The United States Government has requested the Mexican government to modify its proposed allocation. If the Mexican government declines, Cox would be required to incur expenses to retune subscribers' converters to a different channel. Cable reception in those franchise areas where the station could be received would be disrupted until the converters were retuned.

EMPLOYEES

  At December 31, 1997, Cox had approximately 7,700 full-time-equivalent employees. Cox considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

  Cox's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Cox's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer devices consist of decoding converters, cable modems and telephone network interface units. The physical components of cable television systems require maintenance and periodic upgrading to keep pace with technological advances.

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

ITEM 3. LEGAL PROCEEDINGS

  On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On February 13, 1998, the Court granted Cox's motion to stay the suit and referred it on grounds of Primary Jurisdiction to the Federal Communications Commission for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. The outcome of this matter cannot be predicted at this time.

  Cox and its subsidiaries in Arizona, Oklahoma, Louisiana and Florida are defendants in seven putative subscriber class action suits in the respective state courts initiated between October 17, 1997 and January 26, 1998. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. The actions are being defended vigorously. The outcome of these matters cannot be predicted at this time.

  Cox is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending, individually or in the aggregate, will have a material adverse effect on Cox or its business or operations. See Note 16 to the Consolidated Financial Statements included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is incorporated by reference to the section entitled "Shareholder Information" of Cox's 1997 Annual Report to Stockholders (see Exhibit 13).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected historical financial information for each of the five years in the period ended December 31, 1997 has been derived from and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following selected pro forma data give effect to the Merger (as defined herein) and related transactions as if they occurred on January 1, 1994. The pro forma data do not purport to represent what Cox's results of operations or financial condition would actually have been had the Merger occurred on such date and are not necessarily indicative of future operating results or financial condition.

                                              YEAR ENDED DECEMBER 31
                          ------------------------------------------------------------------------
                                                                                    PRO FORMA
                                                                                ------------------
                            1997        1996        1995      1994      1993      1995      1994
                          --------    --------    --------  --------  --------  --------  --------
                                   (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS
 DATA:
 Revenues...............  $1,610.4    $1,460.3    $1,286.2  $  736.3  $  708.0  $1,328.1  $1,235.2
 Operating income.......     205.3       221.7       226.0     139.8     179.7     231.3     219.8
 Interest expense.......     202.1       146.1       132.3      46.1      12.9     140.1     148.9
 Equity in net losses of
  affiliated companies..     404.4       170.4        79.7      43.9      28.2      79.7      54.2
 Gain on sale and
  exchange of cable
  television systems....      51.8         --          --        --        --        --        --
 Gain on issuance of
  stock by affiliated
  companies.............      90.8        50.1         --        --        --        --        --
 Gain on sale of
  affiliated companies..     248.7         4.6       188.8       --        --      188.8       --
 Loss on write down of
  affiliated company....     183.9         --          --        --        --        --        --
 Income (loss) before
  cumulative effect of
  accounting changes....    (136.5)      (51.6)      103.8      26.6      77.1     101.2     (12.8)
 Net income (loss)......    (136.5)      (51.6)      103.8      26.6      97.8     101.2     (12.8)
 Basic and diluted net
  income (loss) per
  share.................  $  (0.50)   $  (0.19)   $   0.41       --        --   $   0.39  $  (0.05)
OTHER OPERATING AND
 FINANCIAL DATA (A):
 Operating cash flow....  $  609.8    $  556.9    $  493.3  $  268.5  $  295.7  $  510.4  $  473.6
 Operating cash flow
  margin................      37.9%       38.1%       38.4%     36.5%     41.8%     38.4%     38.3%
 Debt to operating cash
  flow ratio............      5.2x(b)     5.2x(b)     5.2x      2.9x      2.0x      5.0x      4.5x
BALANCE SHEET DATA:
December 31
 Total assets...........  $6,556.6    $5,784.6    $5,555.3  $1,874.7  $1,527.4  $5,555.3  $4,460.7
 Total debt (including
  amounts due to CEI)...   3,148.8     2,881.0     2,575.3     787.8     595.6   2,575.3   2,150.9

                                                      DECEMBER 31
                         ---------------------------------------------------------------------------
                                            HISTORICAL                             PRO FORMA (A)
                         -----------------------------------------------------  --------------------
                           1997       1996       1995       1994       1993       1995       1994
                         ---------  ---------  ---------  ---------  ---------  ---------  ---------
CUSTOMER DATA:
December 31
 Homes passed........... 5,023,870  5,016,749  5,005,858  2,878,857  2,838,197  5,005,858  4,956,055
 Basic customers........ 3,235,338  3,259,384  3,248,759  1,851,726  1,784,337  3,248,759  3,126,634
 Premium service units.. 1,865,184  2,000,673  1,827,068  1,203,606  1,205,587  1,827,068  1,984,561
 Basic penetration......      64.4%      65.0%      64.9%      64.3%      62.9%      64.9%      63.1%
 PrimeStar customers....   171,531    130,606     56,822     17,894        --      56,822     17,894

--------
(a) Operating cash flow (operating income before depreciation and amortization) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. Operating cash flow should not be considered by the reader as an alternative to net income as an indicator of Cox's performance or as an alternative to cash flows from operating activities as a measure of liquidity.

(b) Using the fourth quarter annualized operating cash flow, the ratio was 4.6x and 4.9x at December 31, 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

 U.S. BROADBAND NETWORKS

  On February 1, 1995, Cox Communications, Inc. ("Cox"), Cox Enterprises, Inc. ("CEI"), The Times Mirror Company ("Times Mirror") and New TMC Inc. ("New Times Mirror") consummated a merger (the "Merger"), pursuant to which Times Mirror (which, at the time of the Merger, was engaged only in the cable television business) merged with and into Cox. In connection with the Merger, Cox Class A Common Stock became publicly traded on the New York Stock Exchange. Following the Merger, New Times Mirror changed its name to "The Times Mirror Company." As a result of the Merger, the former Times Mirror stockholders received a total of approximately 54,904,252 shares of Cox Class A Common Stock. Subsidiaries of CEI received 181,296,833 shares of Cox Class A Common Stock and 13,798,896 shares of Cox Class C Common Stock.

  In September 1995, Cox sold its cable television system serving approximately 13,000 customers in Bullhead City, Arizona for $20 million. No gain or loss resulted from this transaction.

  In January 1996, Cox acquired a cable television system serving approximately 51,000 customers in Newport News, Virginia, for approximately $122.3 million. Cox operates this system as part of its cluster of systems in the Hampton Roads, Virginia area.

  In January 1996, Cox sold its cable television system in Texarkana, Texas. The system, which was acquired as part of the Merger, served approximately 23,400 customers. No gain or loss resulted from this transaction.

  In April 1996, Cox exchanged its Williamsport, Pennsylvania cable television system for $13 million and a cable television system in East Providence, Rhode Island. The Williamsport system, which was acquired as part of the Merger, served approximately 24,500 customers in Williamsport. The East Providence system serves approximately 15,500 customers. No gain or loss resulted from this transaction.

  In April 1996, Cox sold certain cable television systems in the Ashland, Kentucky and Defiance, Ohio area for $136 million. These systems, which were acquired as a result of the Merger, together served approximately 78,600 customers. No gain or loss resulted from this transaction.

  In January 1997, Cox and Tele-Communications, Inc. ("TCI") exchanged certain cable television systems owned by Cox serving approximately 319,000 customers for certain cable television systems owned by TCI serving approximately 296,000 customers. As a result of the transaction, Cox received TCI's systems in

Bellevue/LaVista, Nebraska and Council Bluffs, Iowa; Chesapeake, Virginia; Scottsdale, Arizona; North Attleboro/Taunton, Massachusetts; Lincoln, Rhode Island; and St. Bernard, Louisiana. In exchange, TCI received Cox's systems in the greater Pittsburgh area; Spokane, Washington; Springfield, Illinois; Cedar Rapids, Iowa and the Quad Cities area of Illinois and Iowa; and Saginaw, Michigan. No significant gain or loss resulted from this transaction.

  In January 1997, Cox exchanged cable television systems in western Massachusetts and Weymouth, Massachusetts for cable television systems in James City and York County, Virginia and Pawtucket, Rhode Island. Each of the systems served approximately 48,000 customers. No gain or loss resulted from this transaction.

  In March 1997, Cox exchanged its Myrtle Beach, South Carolina cable television system serving approximately 42,200 customers for Hampton and Williamsburg, Virginia cable television systems serving approximately 45,300 customers. The transaction included a Texas cable television system serving approximately 7,000 customers which was purchased and them immediately traded by Cox. Cox recognized a book gain of $27.8 million in conjunction with the exchange.

  In September 1997, Cox sold its Sun City, California cable television system, serving approximately 10,000 customers. An insignificant loss was recognized in conjunction with the sale. The net proceeds from the sale of Sun City were used in the Lafayette exchange described below.

  In December 1997, Cox exchanged its Lafayette, Indiana cable television system serving approximately 38,000 customers and the net proceeds from the sale of Sun City for a suburban Phoenix cable system serving approximately 36,000 customers. No gain or loss resulted from this transaction.

  In December 1997, Cox sold its Central Ohio cable television system, serving approximately 85,000 customers for $204.2 million. Cox recognized a book gain of $26.4 million in conjunction with the sale. For tax purposes, Cox accounted for the disposition as a like-kind exchange. Tax rules allow Cox to defer a substantial portion of the related tax gain on this transaction upon the reinvestment of the net proceeds in qualifying future acquisitions. Cox is presently pursuing additional qualifying reinvestment assets. At December 31, 1997, restricted cash of $204.2 million was held in escrow pending reinvestment.

 Telephony

  Cox, TCI, Comcast and Sprint Corporation ("Sprint") engage in the wireless communications business, primarily personal communication services ("PCS") through a limited partnership, Sprint Spectrum L.P. with its subsidiaries ("Sprint PCS"), of which Cox owns a 15% interest. Sprint PCS was the successful bidder for 29 broadband PCS licenses in the auction conducted by the FCC that was completed in March 1995. The $2.1 billion total purchase price for the 29 licenses has been paid to the FCC. Additionally, Sprint PCS has invested in other entities that hold and operate PCS licenses. The partnership agreement of Sprint PCS contemplates that the partners in the aggregate may be required to make cash capital of up to $4.2 billion. Cox recorded $225.2 million, $56.5 million and $7.9 million of equity in net losses in affiliated companies for the years ended December 31, 1997, 1996 and 1995, respectively, for its ownership interest in Sprint PCS. As of January 1, 1998, a "Deadlock Event" occurred due to the failure of the partnership board of Sprint Spectrum Holding Company, L.P. (the parent of Sprint PCS) to approve the proposed 1998 budget. If the 1998 budget is not approved through the resolution procedures set forth in the Sprint Spectrum Holding Company, L.P. partnership agreement, certain specified buy/sell procedures may be triggered which might result in a restructuring of the partners' interests in Sprint Spectrum Holding Company, L.P., Cox's sale of its interest in Sprint Spectrum Holding Company, L.P., Cox's acquisition of interests in Sprint Spectrum Holding Company, L.P. held by other partners, or liquidation of Sprint Spectrum Holding Company, L.P. Discussions among the partners about restructuring their interest in Sprint PCS are ongoing. However, there is no certainty the discussion will result in a change to the partnership structure.

  Cox also owns, as of December 31, 1997, a 17.6% interest in PhillieCo L.P. ("PhillieCo"), a partnership formed by subsidiaries of Cox, TCI and Sprint. PhillieCo was the successful bidder for a broadband PCS license for the Philadelphia MTA. The approximately $85 million purchase price for this license has already been paid to the FCC. PhillieCo is also affiliated with the Sprint PCS nationwide network and uses the "Sprint PCS" trademark.

  In 1995, Cox was awarded a broadband personal communications service ("PCS") license for the Los Angeles-San Diego Major Trading Area ("MTA") under the Federal Communications Commission's ("FCC") pioneer preference program. Cox and CEI, through subsidiaries, have formed a partnership, Cox Pioneer Partnership ("CPP"), to own the two companies' joint interest in a PCS system in the Los Angeles-San Diego MTA. CPP is owned approximately 78% by Cox and approximately 22% by CEI. Cox and CEI have made and will make capital contributions to CPP in proportion to their percentage interests. In December 1996, pursuant to previous agreements, CPP and Sprint Spectrum Holding Company, L.P. (a partnership of Cox, TCI, Comcast and Sprint) formed Cox Communications PCS, L.P. ("Cox PCS") to operate the PCS system in the Los Angeles-Sand Diego MTA. Cox PCS is currently owned 49% by Sprint Spectrum Holding Company, L.P. as limited partner and 51% by CPP as general partner. In March 1997, upon approval from the FCC, Cox transferred the PCS license for the Los Angeles-San Diego MTA to Cox PCS and Cox PCS assumed the related license payment obligation to the FCC of $251.9 million. The December 1996 formation of Cox PCS and the March 1997 transfer of the license and obligation resulted in Cox recording $36.5 million as a capital contribution from CEI.

  In February 1998, CPP exercised its right under the Cox PCS partnership agreement to sell a portion of its interest in Cox PCS to Sprint Spectrum Holding Company, L.P. Upon the consummation of this sale, which will occur following the receipt of required regulatory approvals, Cox PCS will be owned 59.2% by Sprint Spectrum Holding Company, L.P. as general partner and limited partner and 40.8% by CPP as general partner. The net proceeds of the sale will be allocated between Cox and CEI in accordance with the partnership agreement of CPP. Cox recorded $85 million of equity in net losses in affiliated companies for the year ended December 31, 1997 related to the operations of Cox PCS. Additionally, Cox recorded $60.7 million and $6 million of equity in net losses of affiliated companies for the years ended December 31, 1996 and 1995 respectively, related to the operations of the PCS system prior to the formation of Cox PCS.

  Prior to June 1996, Cox held a 30.06% interest in each of Teleport Communications Group Inc. ("TCGI") and TCG Partners ("TCGP"), which both owned and operated fiber optic networks serving several U.S. markets and provide point-to-point digital communications links to telecommunications businesses and long-distance carriers. In June 1996, TCGI entered into a reorganization under which, among other things, TCGI's four stockholders, Cox, Comcast, MediaOne of Delaware, Inc., formerly Continental Cablevision, Inc. ("MediaOne") and TCI (collectively, the "Cable Stockholders") contributed to TCGI all of their partnership interests in TCGP, additional interests in local joint ventures and debt and accrued interest owned by TCGI to the Cable Stockholders (the "Reorganization"). Following the Reorganization, TCGI conducted an initial public offering in which it sold 27,025,000 shares of its Class A Common Stock (the "TCGI IPO"). MediaOne sold its equity interest in TCGI through several transactions culminating in a secondary offering in November 1997. Cox owns 39,087,594 shares of TCGI's Class B Common Stock which, as of December 31, 1997, represented 34.4% of TCGI's Class B Common Stock, 22.4% of total shares outstanding and 32.7% of the voting power of TCGI. Each share of Class B Common Stock is convertible into one share of TCGI's Class A Common Stock. As a result of the TCGI IPO, Cox recorded a pre-tax gain of $50.1 million to recognize Cox's proportionate increase in its share of the underlying net assets of TCGI. Cox recorded $48.6 million, $28.5 million, and $19.3 million of equity in net losses of affiliated companies for the years ended December 31, 1997, 1996 and 1995, respectively, for its ownership interests in TCGI, TCGP and related joint ventures. In November 1997, Cox recognized a gain of approximately $90.8 million primarily resulting from a secondary offering by TCGI. This offering reduced Cox's ownership percentage to 22.4%.

  In January 1998, TCGI agreed to a merger with AT&T Corp. ("AT&T") under which TCGI shareholders will exchange each share of TCGI common stock for
0.943 of a share of AT&T common stock. Pending regulatory approval, the transaction is expected to close in late 1998. Cox has been named along with TCGI and TCGI officers and directors (including some who are officers of Cox), as defendants in three putative class action suits filed in the Chancery Court of New Castle County, Delaware. The suits challenge the proposed AT&T/TCGI merger and seek injunctive relief and damages based on various theories alleging that the proposed AT&T/TCGI merger's terms do not offer appropriate compensation or protection to TCGI's public shareholders. The actions are being defended vigorously. As a result of this transaction, if consummated, Cox will own 36,859,601 shares of AT&T common stock, representing approximately 2% of total AT&T common shares outstanding. Cox expects to recognize a gain on this transaction.

 International Broadband Networks

  In May 1995, Cox sold its 50% interest in STOFA A/S, a private operator of cable television systems in Denmark, for $13.3 million resulting in a pre-tax gain of approximately $10.2 million.

  At December 31, 1997, Cox had a 14.6% ownership interest in TeleWest Communications plc ("TeleWest"), a company that is currently operating and constructing cable television and telephony systems in the U.K. Cox acquired this interest in October 1995 through the merger of SBC CableComms (UK), which was 50% owned by Cox, with TeleWest (the "TeleWest Merger"). As a result of the TeleWest Merger, Cox recognized a pre-tax net gain of $174.8 million. In December 1997, the decline in the fair market value of TeleWest was considered to be other than temporary and accordingly Cox recognized an $183.9 million loss on write down of affiliated company in its Consolidated Statement of Operations. At December 31, 1997 and 1996, the carrying value of Cox's investment in TeleWest was $240.4 million and $440.4 million, respectively.

 Cable Television Programming and Other Investments

  In October 1995, Cox acquired a 39% interest in the Speedvision Network ("Speedvision") and a 41% interest in the Outdoor Life Network ("Outdoor Life"), two new U.S. programming services. Speedvision's programming consists of a broad variety of material for automobile, boat and airplane enthusiasts; Outdoor Life's programming consists primarily of outdoor recreation, adventure and wildlife themes. Cox's interest in Speedvision and Outdoor Life was increased to 51.4% and 49.3% as of December 31, 1997, respectively. Cox's interest is expected to be reduced below 50% as a result of a third-party investment. Cox recorded $22.6 million and $18.7 million of equity in net losses of affiliated companies for the years ended December 31, 1997 and 1996, respectively, for its ownership interests in both Speedvision and Outdoor Life. The other partners include Comcast and MediaOne.

  In March 1996, Syntellect, Inc. ("Syntellect") merged with the operations of Telecorp Systems, Inc. ("Telecorp"). As a result of this merger, Cox received an 8.6% interest in Syntellect in exchange for its 24.5% interest in Telecorp. Cox recognized a pre-tax gain of $4.6 million related to this transaction.

  In August 1996, Cox acquired a 14.2% interest in At Home Corporation ("@Home"). @Home is a national Internet "backbone" service that allows customers access to the Internet at speeds up to a hundred times faster than traditional phone modems by using a cable modem and the cable television broadband network. In July 1997, @Home conducted an initial public offering. As a result, the value of the @Home share price became readily determinable, and accordingly Cox began to account for its investment in @Home as an available-for-sale investment under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The initial public offering reduced Cox's ownership percentage to approximately 12.3% as of December 31, 1997. Also in the fourth quarter 1997, Cablevision Systems Corporation was admitted as a partner through the issuance of warrants. On a fully diluted basis giving effect to the exercise of these warrants, Cox's ownership is approximately 11.3%.

  In April 1997, Cox exchanged its 37.9% interest in UK Gold and 49.6% interest in UK Living for 20,701,084 shares, or a 12.6% interest as of December 31, 1997, in Flextech plc, a United Kingdom publicly held programming company. Cox recognized a gain related to this transaction of $179.8 million.

  In May 1997, Starsight Telecast, Inc. ("Starsight") merged with Gemstar International Group Limited ("Gemstar"), a public company that develops and markets proprietary technologies aimed at making technology more user-friendly to consumers. Cox, as a holder of 2,166,647 Starsight shares, received 1,313,421 shares of Gemstar as a result of the merger, representing a 2.8% interest in Gemstar as of December 31, 1997, and recognized a gain of approximately $11 million related to this transaction. In December 1997, Cox sold its entire interest in Gemstar for $29.3 million resulting in an additional gain of approximately $9.9 million.

  Pursuant to the Letter Agreement and Summary of Business Terms dated June 11, 1997, as superseded by certain definitive documentation, each of the partners of PrimeStar agreed to merge with, or contribute their partnership interests in PrimeStar and related assets and liabilities to, a new subsidiary of TCI Satellite

Entertainment, Inc., PrimeStar, Inc., in exchange for shares of common stock of PrimeStar, Inc. and cash or the assumption of indebtedness. Upon consummation of this transaction, Cox will own approximately 9.35% of PrimeStar, Inc. The balance of PrimeStar, Inc. will be owned by the other PrimeStar partners and the shareholders of TSAT. It is anticipated that Cox will recognize a gain on this transaction, which is expected to close during the second quarter of 1998.


  In December 1997, Cox sold its 10.4% interest in E! Entertainment to Comcast/The Walt Disney Company for $57 million, resulting in a pre-tax gain of $44.9 million.

RESULTS OF OPERATIONS

 1997 COMPARED WITH 1996

  Revenues for the year ended December 31, 1997 were $1,610.4 million, a 10% increase over revenues of $1,460.3 million for the year ended December 31, 1996. Basic customers were 3,235,338, a 2.7% increase over customers at December 31, 1996 after adjusting for the trades and sales of cable systems during 1997.

  Complete basic revenues increased 8% to $1,074.5 million in 1997 due to customer growth and average rate increases ranging between 6-7% each implemented during the fourth quarters of 1996 and 1997. These increases are the result of new channel additions, increased programming costs and pass-through of inflation adjustments. New product tier revenues grew 28% to $18.2 million as a result of launching channel offerings in additional systems during 1997.

  Premium service revenues in 1997 were $186.6 million, down $2.2 million compared to the comparable period in 1996, as premium units decreased to 1,865,184 due to the completion of the spring 1996 three-for-one promotion. Pay-per-view revenues in 1997 were $47.3 million, a 4% increase from the same period in 1996; however, excluding revenues from a March 1996 Tyson/Bruno boxing event and a November 1996 Tyson/Holyfield boxing event, pay-per-view revenues increased 21%. Advertising revenues increased 8% to $103.3 million due to growth in local and national advertising sales during 1997; however, excluding revenues from non-recurring 1996 Sprint campaigns, advertising revenues increased 12%.

  Revenues from satellite operations were $120.6 million for the current year, a 45% increase over revenues of $83.2 million for the same period in 1996 as PrimeStar customers increased to 171,531 at December 31, 1997 from 130,606 at December 31, 1996. Other revenues increased to $59.9 million due to strong growth in competitive local exchange carrier operations and residential high-speed data services.

  Programming costs were $357.9 million in 1997, an increase of 9% over 1996 due primarily to Cox's customer growth, January 1997 programming rate increases and new channel additions. Plant operations expenses decreased 5% to $133.3 million and included the effect of a revised cost component factor used to capitalize indirect costs relating to network construction activity. Marketing costs increased to $76.6 million in 1997 due in part to costs associated with the rollout of high-speed data and telephony services. General and administrative expenses for the year ended December 31, 1997 increased 9% to $323.5 million due primarily to the increase in direct costs associated with high-speed data and telephony services.

  Depreciation was $330 million for the year ended December 31, 1997, a 25% increase compared to the same period in 1996 due to the continued upgrade and rebuild of the broadband network. Amortization increased 5% to $74.6 million due to additional goodwill resulting from the trades of cable systems during 1997. Operating income for 1997 was $205.3 million, a decrease of 7% compared to the same period in 1996.

  Interest expense increased $56.1 million to $202.1 million due to the discontinuance of capitalizing interest resulting from the launch of services by Cox's PCS investments. Equity in net losses of affiliated companies was $404.4 million primarily due to losses of $225.2 million, $85 million and $48.8 million associated with Sprint PCS, Cox PCS and Teleport, respectively.

  Gain on sale and exchange of cable television systems of $51.8 million includes $24.6 million primarily related to the exchange of the Myrtle Beach cable system during the first quarter of 1997 and $27.2 million primarily related to the sale of the Central Ohio cable television operation in December 1997. Gain on issuance of stock by affiliated companies of $90.8 million, recognized during the fourth quarter 1997, primarily resulted from a secondary public offering of Teleport. Gain on sale of affiliated companies of $248.7 million includes $190.8 million recognized in the second quarter of 1997 primarily as a result of the exchange of Cox's interest in UK Gold and UK Living to Flextech plc and $54.9 million recognized in the fourth quarter of 1997 primarily related to the sale of E! Entertainment Television. Loss on write down of affiliated company of $183.9 million is due to the decline in fair value of TeleWest considered to be other than temporary.

  Net loss for the year ended December 31, 1997 was $136.5 million as compared to net loss of $51.6 million for the year ended December 31, 1996.

  Operating cash flow (operating income before depreciation and amortization) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. Consolidated operating cash flow increased 10% to $609.8 million for the year ended December 31, 1997. Operating cash flow for the core video business, which excludes satellite and competitive local exchange carrier operations and $23.5 million of direct costs associated with residential and commercial high-speed data and telephony services, grew 11% to $612.3 million compared to 1996.

  The consolidated operating cash flow margin (operating cash flow as a percentage of revenues) for the year ended December 31, 1997 was 37.9%, a slight decrease from 38.1% for the year ended December 31, 1996 due to the increased launch costs associated with residential and commercial data and telephony. The core video business operating cash flow margin was 41.6% for the year, an increase from 40.4% for the comparable period of 1996. Operating cash flow should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to cash flows from operations as a measure of liquidity.

 1996 COMPARED WITH 1995

  The historical results discussed below for 1995 include the results of operations for the former Times Mirror cable television systems from the merger date of February 1, 1995.

  Revenues for the year ended December 31, 1996 increased 14% over 1995 to $1,460.3 million. Basic customers at December 31, 1996 were 3,259,384. Adjusting for the acquisitions and sales of cable systems during 1996, basic customers grew 2.3% in 1996.

  Complete basic revenues grew 11% to $996.0 million in 1996 due to the larger customer base and rate increases resulting from the 1996 channel additions and pass-through of inflation adjustments. Premium service revenues for 1996 were $188.8 million, a 2% increase over 1995. Although premium units increased 10% to 2,000,673 at December 31, 1996, the average rate per unit was lower in the current year due to a three-for-one premium channel promotion launched in spring 1996. Pay-per-view revenues grew 8% to $45.6 million in 1996 primarily due to the Tyson/Bruno and Tyson/Holyfield boxing events in 1996. Advertising revenues increased 17% to $95.8 million in 1996 reflecting continued gains in national account revenue and new customers such as Sprint.

  Revenues from satellite operations (Cox Satellite Programming and PrimeStar) for 1996 were $83.2 million compared to $41.1 million in 1995. This increase is due to strong growth as PrimeStar customers more than doubled during the current year to 130,606 at December 31, 1996 from 56,822 at December 31, 1995.

  Programming costs were $326.9 million in 1996, a 11% increase over 1995 due to Cox's larger customer base and the offering of additional channels in 1996. Plant operations expenses increased 9% in 1996 as a result of Cox's increased focus on customer retention programs and repairs of storm damage in certain systems. Marketing costs were up 12% in 1996 due to the sales programs associated with the premium channel promotion and an increase in overall Cox advertising. General and administrative expenses were $297.3 million in 1996, a 11% increase over 1995 due in part to direct costs associated with the development of new high-speed data and telephony services and higher property taxes resulting from the continued upgrade and rebuild of the broadband network in preparation for the delivery of these new services.

  Depreciation increased 33% in 1996 to $264.2 million reflecting accelerated depreciation expensed in the current year as a result of the upgrade and rebuild of the broadband network. Operating income for 1996 was $221.7 million, a 2% decrease compared to 1995.

  Interest expense increased $13.8 million due primarily to the increase in total debt outstanding. Equity in net losses of affiliated companies increased $90.7 million due to increased losses from Sprint PCS, Cox PCS, Outdoor Life and Speedvision. During 1996, Sprint PCS and Cox PCS's losses increased as a result of developing and constructing their PCS networks in preparation for their commercial launch of PCS services in December 1996. Outdoor Life and Speedvision, which were launched as new cable programming networks during 1995 and 1996, respectively, incurred higher losses in the current year due to the development of their customer base and program content.

  A gain on issuance of stock by affiliated companies of $50.1 million was recognized as a result of the initial public offering of TCGI. A gain on sale of affiliated companies of $4.6 million was recognized as a result of the merger of Telecorp and Syntellect. Net loss for the year was $51.6 million as compared to net income of $103.8 million in 1995.

  Operating cash flow for 1996 was $556.9 million, a 13% increase over operating cash flow of $493.3 million in 1995. The consolidated operating cash flow margin was 38.1% for 1996 as compared to 38.4% for 1995. The core video business operating cash flow margin was 40.4% for 1996, an increase from 39.8% for 1995.

LIQUIDITY AND CAPITAL RESOURCES

 USES OF CASH

  As part of Cox's ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services and to make investments in affiliated companies primarily focused on telephony, programming and communications-related activities.

  During 1997, Cox made capital expenditures of $708.1 million. These expenditures were primarily directed at upgrading and rebuilding its broadband network in preparation for the delivery of high-speed data and telephony. Capital expenditures for 1998 and 1999 are expected to range between $725 million and $775 million. Capital expenditures for 2000 are expected to range between $575 million and $625 million and for 2001 and 2002 are expected to range between $475 million and $525 million.

  In addition to expenditures in existing systems, Cox made strategic investments in businesses focused on telephony, programming and communications related activities. Investments in affiliated companies of $388.1 million included additional equity funding of $366.7 million to Sprint PCS, Cox PCS and other telephony investments and $21.4 million to PrimeStar Partners, Outdoor Life, Speedvision and other interests. Future funding requirements for investments in affiliated companies are expected to be approximately $70 million, primarily for Sprint PCS. These capital requirements for investments in affiliated companies may vary significantly from the amounts stated above and will depend on numerous factors as many of these affiliates are growing businesses and specific financing requirements will change depending on the evolution of these businesses.

  Payments for exchange and acquisition of cable television systems of $66.8 million were made for exchanges of cable television systems that closed during the first and fourth quarters of 1997.

  Cox's current credit facilities contain covenants which, among other provisions, restrict the payment of cash dividends or the repurchase of capital stock if certain requirements are not met as to the ratio of debt to operating cash flow. Historically, Cox has not paid dividends nor does Cox intend to pay dividends in the foreseeable future but to reinvest future earnings, consistent with Cox's business strategy. At December 31, 1997, the amount available for the payment of dividends was $34.1 million; however, Cox does not intend to pay dividends in the foreseeable future.

 SOURCES OF CASH

  During 1997, Cox generated $554.5 million from operations. Additionally, net cash provided by financing activities was $539.3 million and included the proceeds from revolving credit borrowings and the issuance of medium term notes.

  At December 31, 1997, Cox had $1,200 million revolving credit facility which matures on October 9, 2002. In addition, Cox had an $800 million revolving credit facility which matures on October 8, 1998, at which time any outstanding borrowings convert to a long-term loan due October 8, 2001. These facilities are committed to back outstanding commercial paper.

  In June 1996, Cox entered into a commercial paper program under which Cox may borrow $750 million. The commercial paper program is backed by amounts available under the revolving credit facilities. The outstanding notes have maturities up to 270 days and interest rates based on market. The interest rates for outstanding commercial paper at December 31, 1997 and 1996 ranged from 5.84% to 6.19% and 5.52% to 5.80%, respectively. In January, 1998 the program was amended to increase the facility to $1,500 million. The proceeds from the increase in the program will be used to refinance existing bank debt. Thereafter, the proceeds will be used for general corporate purposes.

  In April 1996, Cox filed a Form S-3 Registration Statement (the "Shelf Registration") with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $750 million. During 1996, Cox sold $125 million of medium term notes under the Shelf Registration. The notes are due in varying amounts through November 2006 with interest at fixed rates ranging from 6.94% to 7.19%. The net proceeds to Cox were approximately $124.3 million. During 1997, Cox sold an $100 million medium term note due September 20, 2004 with interest at a fixed rate of 6.69%. The net proceeds to Cox were approximately $99.4 million.

  In June 1997, Cox issued $150 million principal amount of Floating Rate Reset Notes due June 15, 2009 (the "Notes"). The Notes bear interest at a floating rate equal to 0.8975% per annum below LIBOR until June 15, 1999, at which time the interest rate will be reset at a fixed annual rate equal to 5.34% plus Cox's spread to the ten year Treasury. The Notes are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on June 15, 1999. In addition, in exchange for a premium paid to Cox of $2.9 million, the Notes may be purchased by a third party at the election of the third party, in whole but not in part, at 100% of the principal amount on June 15, 1999. Amortization of the premium will be reflected as adjustments to interest expense. The interest rate for the Notes at December 31, 1997 was 4.91%.

  In March 1997, upon approval from the FCC, Cox transferred the PCS license for the Los Angeles-San Diego MTA and the related obligation to the FCC of $251.9 million to Cox PCS. Prior to this transfer, the obligation to the FCC was included in Cox's outstanding debt.

  Proceeds from sale of affiliated companies of $93.3 million consist primarily of proceeds received for the sale of E! Entertainment Television. Proceeds from sale of cable television systems of $217.6 million included $204.2 million resulting from the sale of the Central Ohio cable television operation in December 1997 and $13.4 million resulting primarily from the sale of the Sun City cable system in September 1997. Cash restricted for investment of $204.2 million resulting from the sale of the Central Ohio cable television operation will be held in escrow pending reinvestment in a future cable system acquisition.

  CEI continues to perform day-to-day cash management services for Cox with settlements of balances between Cox and CEI occurring periodically at market interest rates.

  At December 31, 1997, Cox had approximately $3,148.8 million of outstanding indebtedness and had approximately $2,504 million available under its revolving credit facilities, Shelf Registration and commercial paper program. Cox's Notes and Debentures issued during 1997 are rated Baa2 by Moody's and A-by Standard & Poor's.

  Cox expects that the cost of its cable upgrades and investment activity will exceed Cox's funds from operations and, therefore, additional capital will be necessary. Cox believes it will be able to meet its capital needs for the next twelve months with unused amounts available under existing revolving agreements, the Shelf Registration and the commercial paper program. In addition, Cox is pursuing alternatives to monetize certain unconsolidated investments.

OTHER MATTERS

  Cox is currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by Cox's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Cox's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on Cox's financial position, results of operations or cash flows in future periods. However, if Cox, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, Cox plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

RATE REGULATION

  Many franchising authorities have become certified by the FCC to regulate rates charged by Cox for basic cable service and associated basic cable service equipment. Some local franchising authority decisions have been rendered that were adverse to Cox. In addition, a number of such franchising authorities and customers of Cox filed complaints with the FCC regarding the rates charged for cable programming services. In December 1995, the FCC approved a Resolution of all outstanding rate complaints covering the Cox and former Times Mirror cable television systems. The Resolution, among other things, provided for the payment of refunds of $7.1 million plus interest to one million customers in January 1996, and the removal of additional outlet charges for regulated services from all of the former Times Mirror cable television systems. The Resolution also stated that Cox's CPS tier rates as of June 30, 1995 were not unreasonable. Refunds under the Resolution were fully provided for in Cox's financial statements at December 31, 1995. In January 1996, the City of Irvine and six other cities located in California filed an appeal to set aside the Resolution in the United States Court of Appeals for the Ninth Circuit. Cox and the cities reached a settlement of the suit and the appeal was dismissed with prejudice on November 6, 1997.

  The Telecommunications Act of 1996 ("the 1996 Act") became effective in February 1996. The 1996 Act is intended to promote substantial competition in the delivery of video and other services by local telephone companies (also known as local exchange carriers or "LECs") and other service providers, and permits cable television operators to provide telephone services. Among other provisions, the 1996 Act deregulates the CPS tier of large cable operators on March 31, 1999 and upon enactment the CPS rates of small cable operators serving 50,000 or fewer subscribers, revises the procedures for filing a CPS complaint, and adds a new effective competition test.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Cox is exposed to interest rate risk due to its various debt instruments. In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," Cox estimated the fair value of its debt instruments based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The revolving credit agreements, commercial paper and floating rate reset notes, at December 31, 1997 and 1996, bear interest at current market rates and, thus, approximate fair value. The effect of a hypothetical one percentage point increase in interest rates would decrease the estimated fair value of remaining debt with a carrying amount of $1,518.4 million to $1,477.7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            COX COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31
                                                        -----------------------
                                                              1997        1996
                                                        ----------- -----------
                                                        (THOUSANDS OF DOLLARS,
                                                        EXCEPT PER SHARE DATA)
ASSETS
Cash................................................... $    28,259 $    42,349
Restricted cash........................................     204,210         --
Accounts and notes receivable, less allowance for
 doubtful accounts of
 $6,955 and $7,778.....................................     144,073     122,574
Net plant and equipment................................   1,979,063   1,531,811
Investments............................................   1,598,273   1,219,082
Intangible assets......................................   2,458,717   2,728,955
Amounts due from Cox Enterprises, Inc. ("CEI").........      50,856         --
Other assets...........................................      93,150     139,819
                                                        ----------- -----------
  Total assets......................................... $ 6,556,601 $ 5,784,590
                                                        =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses.................. $   217,984 $   220,859
Deferred income........................................      26,698      29,440
Deferred income taxes..................................     721,594     294,453
Other liabilities......................................      84,179      97,526
Debt...................................................   3,148,834   2,823,853
Amounts due to CEI.....................................         --       57,147
                                                        ----------- -----------
  Total liabilities....................................   4,199,289   3,523,278
                                                        ----------- -----------
Commitments and contingencies (Note 16)
Shareholders' equity
  Preferred Stock, $1 par value; 5,000,000 shares
   authorized; none issued.............................         --          --
  Class A Common Stock, $1 par value; 316,000,000
   shares authorized; shares issued and outstanding:
   257,276,414 and 256,463,651.........................     257,276     256,464
  Class C Common Stock, $1 par value; 14,000,000 shares
   authorized; shares issued and outstanding:
   13,798,896..........................................      13,799      13,799
  Additional paid-in capital...........................   1,790,833   1,742,121
  Retained earnings....................................      79,605     216,097
  Foreign currency translation adjustment..............      13,510      23,424
  Net unrealized gain on securities....................     202,289       9,407
                                                        ----------- -----------
    Total shareholders' equity.........................   2,357,312   2,261,312
                                                        ----------- -----------
    Total liabilities and shareholders' equity.........  $6,556,601  $5,784,590
                                                        =========== ===========

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEAR ENDED DECEMBER 31
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
                                         (THOUSANDS OF DOLLARS, EXCEPT PER
                                                    SHARE DATA)
REVENUES
  Complete basic.....................  $  1,074,495  $    995,952  $    900,869
  New product tier...................        18,151        14,222         8,227
  Premium service....................       186,625       188,809       184,586
  Pay-per-view.......................        47,314        45,610        42,343
  Advertising........................       103,271        95,840        81,858
  Satellite..........................       120,574        83,164        41,084
  Other..............................        59,934        36,688        27,279
                                       ------------  ------------  ------------
    Total revenues...................     1,610,364     1,460,285     1,286,246
COSTS AND EXPENSES
  Programming costs..................       357,880       326,857       293,943
  Plant operations...................       133,348       140,927       128,810
  Marketing..........................        76,570        62,589        55,954
  General and administrative.........       323,536       297,335       267,418
  Satellite operating and
   administrative....................       109,195        75,680        41,682
  Restructuring charge...............           --            --          5,139
  Depreciation.......................       329,951       264,188       198,788
  Amortization.......................        74,587        70,973        68,524
                                       ------------  ------------  ------------
OPERATING INCOME.....................       205,297       221,736       225,988
Interest expense.....................      (202,136)     (146,077)     (132,308)
Equity in net losses of affiliated
 companies...........................      (404,440)     (170,435)      (79,734)
Gain on sale and exchange of cable
 television systems..................        51,835           --            --
Gain on issuance of stock by
 affiliated companies................        90,796        50,100           --
Gain on sale of affiliated companies.       248,656         4,640       188,806
Loss on write down of affiliated
 company.............................      (183,914)          --            --
Other, net...........................         3,918        11,531           951
                                       ------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES....      (189,988)      (28,505)     (203,703)
Income taxes.........................       (53,496)       23,046        99,894
                                       ------------  ------------  ------------
NET INCOME (LOSS)....................  $   (136,492) $    (51,551) $    103,809
                                       ============  ============  ============
PER SHARE DATA
  Basic and diluted net loss per
   share.............................  $      (0.50) $      (0.19) $       0.41
  Basic weighted-average shares
   outstanding.......................   270,500,791   270,240,757   255,886,525
  Diluted weighted-average shares
   outstanding.......................   270,500,791   270,240,757   255,457,955

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         NET
                                                                            FOREIGN   UNREALIZED
                                                    ADDITIONAL             CURRENCY      GAIN
                                     COMMON STOCK
                         PREFERRED ----------------  PAID-IN   RETAINED   TRANSLATION (LOSS) ON
                           STOCK   CLASS A  CLASS C  CAPITAL   EARNINGS   ADJUSTMENT  SECURITIES   TOTAL
                         --------- -------- ------- ---------- ---------  ----------- ---------- ----------
                                                      (THOUSANDS OF DOLLARS)
BALANCE AT DECEMBER 31,
 1994...................    --          --      --  $  670,495 $ 163,839    $(1,221)   $  1,712  $  834,825
 Net income.............                                         103,809                            103,809
 Issuance of stock
  related to Merger.....           $236,201 $13,799    682,001                                      932,001
 Issuance of stock
  related to public
  offering and private
  placement.............             19,799            337,231                                      357,030
 Issuance of stock
  related to stock
  compensation plans....                365              5,851                                        6,216
 Capital contribution by
  CEI...................                                43,844                                       43,844
 Foreign currency
  translation
  adjustment............                                                     (2,192)                 (2,192)
 Change in net
  unrealized gain (loss)
  on securities.........                                                                 56,480      56,480
                            ---    -------- ------- ---------- ---------    -------    --------  ----------
BALANCE AT DECEMBER 31,
 1995...................    --      256,365  13,799  1,739,422   267,648     (3,413)     58,192   2,332,013
 Net loss...............                                         (51,551)                           (51,551)
 Issuance of stock
  related to stock
  compensation Plans....                 99              1,591                                        1,690
 Capital contribution by
  CEI...................                                 1,108                                         1108
 Foreign currency
  translation
  adjustment............                                                     26,837                  26,837
 Change in net
  unrealized gain (loss)
  on securities.........                                                                (48,785)    (48,785)
                            ---    -------- ------- ---------- ---------    -------    --------  ----------
BALANCE AT DECEMBER 31,
 1996...................    --      256,464  13,799  1,742,121   216,097     23,424       9,407   2,261,312
 Net loss...............                                        (136,492)                          (136,492)
 Issuance of stock
  related to stock
  compensation plans....                812             12,188                                       13,000
 Capital contribution by
  CEI...................                                36,524                                       36,524
 Foreign currency
  translation
  adjustment............                                                     (9,914)                 (9,914)
 Change in net
  unrealized gain (loss)
  on securities.........                                                                192,882     192,882
                            ---    -------- ------- ---------- ---------    -------    --------  ----------
BALANCE AT DECEMBER 31,
 1997...................    --     $257,276 $13,799 $1,790,833 $  79,605    $13,510    $202,289  $2,357,312
                            ===    ======== ======= ========== =========    =======    ========  ==========

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31
                                           -----------------------------------
                                              1997        1996        1995
                                           -----------  ---------  -----------
                                                (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)........................  $  (136,492) $ (51,551) $   103,809
Adjustments to reconcile net income
 (loss) to net cash provided by operating
 activities, net of effects of
 acquisitions:
  Depreciation...........................      329,951    264,188      198,788
  Amortization...........................       74,587     70,973       68,524
  Equity in net losses of affiliated
   companies.............................      404,440    170,435       79,734
  Deferred income taxes..................      101,821    (52,519)      22,730
  Gain on issuance of stock by affiliated
   companies.............................      (90,796)   (50,100)         --
  Gain on sale and exchange of cable
   television systems....................      (51,835)       --           --
  Gain on sale of affiliated companies...     (248,656)    (4,640)    (188,806)
  Loss on write down of affiliated
   company...............................      183,914        --        20,662
Increase in accounts receivable..........      (29,312)    (4,222)     (25,372)
Increase (decrease) in accounts payable
 and accrued expenses....................       (4,350)    31,161       15,666
Increase (decrease) in taxes payable.....        7,730    (32,762)      25,389
Other, net...............................       13,535    (31,826)       3,786
                                           -----------  ---------  -----------
    Net cash provided by operating
     activities..........................      554,537    309,137      324,910
                                           ===========  =========  ===========
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.....................     (708,089)  (578,926)    (369,557)
Investments in affiliated companies......     (388,075)  (338,402)    (527,922)
Proceeds from affiliated companies.......          --     162,287      113,222
Proceeds from sale of affiliated
 companies...............................       93,342        --           --
Proceeds from sale of cable television
 systems.................................      217,578    201,791       20,000
Cash restricted for investments..........     (204,210)       --           --
Payments for exchange and acquisition of
 cable television systems................      (66,762)       --      (102,909)
Increase in amounts due from CEI.........      (50,856)       --           --
Other, net...............................         (889)     1,085        1,632
                                           -----------  ---------  -----------
  Net cash used in investing activities..   (1,107,961)  (552,165)    (865,534)
                                           -----------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit borrowings (repayments),
 net.....................................      350,000   (418,364)  (1,191,902)
Commercial paper borrowings (repayments),
 net.....................................      (34,748)   718,704          --
Proceeds from issuance of debt...........      246,457    124,279    1,203,662
Repayment of debt........................      (15,993)    (8,104)     (19,990)
Proceeds from exercise of stock options..       13,000      1,275          --
Payment to reacquire nonvoting redeemable
 preferred stock outstanding.............      (10,000)       --           --
Increase (decrease) in amounts due to
 CEI.....................................      (19,359)  (126,764)     175,770
Proceeds from issuance of common stock...          --         --       357,030
Increase (decrease) in book overdrafts...        9,977    (44,815)      51,874
                                           -----------  ---------  -----------
  Net cash provided by financing
   activities............................      539,334    246,211      576,444
                                           -----------  ---------  -----------
Net increase (decrease) in cash..........      (14,090)     3,183       35,820
Cash at beginning of period..............       42,349     39,166        3,346
                                           -----------  ---------  -----------
Cash at end of period....................  $    28,259  $  42,349  $    39,166
                                           ===========  =========  ===========

                See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

  Cox Communications, Inc. ("Cox"), an indirect 75.0% owned subsidiary of CEI, is among the nation's largest multiple system operators, serving more than 3.2 million customers. Cox is a fully integrated, diversified broadband communications company with interests in domestic cable distribution systems, programming networks, telecommunications and technology and broadband networks.

  All significant intercompany accounts have been eliminated in the consolidated financial statements of Cox. Certain amounts in the 1996 and 1995 financial statements have been reclassified for comparative purposes with 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Restricted Cash

  In December 1997, Cox sold its Central Ohio cable television operation, serving approximately 85,000 customers, for $204,210,000. For tax purposes, Cox accounted for the disposition as a like-kind exchange. Tax rules allow Cox to defer a substantial portion of the related tax gain on this transaction upon the reinvestment of the net proceeds in qualifying future acquisitions. Cox is presently pursuing qualifying reinvestment properties. At December 31, 1997, restricted cash of $204,210,000 was held in escrow pending reinvestment.

 Plant and Equipment

  Depreciation is computed using principally the straight-line method at rates based upon estimated useful lives of five to 20 years for buildings and building improvements, five to 12 years for cable television systems and three to 10 years for other plant and equipment.

  The costs of initial cable television connections are capitalized as cable plant at standard rates for Cox's labor and at actual costs for materials and outside labor. Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are written off.

  Effective July 1, 1997, Cox revised the cost component factor used to capitalize indirect costs relating to network construction activity resulting in additional indirect costs being capitalized during the third and fourth quarters.

 Investments

  Investments in affiliates are accounted for under the equity method or cost basis depending upon the level of ownership in the investment and/or Cox's ability to exercise significant influence over the operating and financial policies of the investee. Equity method investments are recorded at cost and adjusted periodically to recognize Cox's proportionate share of the investees' undistributed income or losses.

  Cost method investments in publicly traded companies are classified as available-for-sale and are stated at publicly quoted market values with the unrealized gains and losses recorded, net of taxes, as a separate component of shareholders' equity. Losses are recorded as expense for any decline in market value considered to be other than temporary. Cost method investments in privately held companies are stated at cost adjusted for any known diminution in value determined to be other than temporary in nature.

                           COX COMMUNICATIONS, INC.

 Intangible Assets

  Intangible assets consist primarily of goodwill and franchise costs. Intangibles resulting from business combinations generally are amortized on a straight-line basis over 40 years. Cox assesses on an on-going basis the recoverability of intangible assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the undiscounted cash flow estimate. Cox also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

 Impairment of Long-Lived Assets

  Effective January 1, 1996, Cox adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires that long-lived assets and certain intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell. There was no impact on the financial statements upon adoption of SFAS No. 121.

 Pension, Postretirement and Postemployment Benefits

  Cox generally provides defined pension benefits to all employees based on years of service and compensation during those years. Cox provides certain health care and life insurance benefits to substantially all employees and retirees through certain CEI plans. Expense related to the CEI plans is allocated to Cox through the intercompany account. The amount of the allocations is generally based on actuarial determinations of the effects of Cox employees' participation in the plans.

 Stock Compensation Plans

  As described in Note 11, Cox accounts for stock compensation plans using the intrinsic value method prescribed in APB Opinion 25, "Accounting for Stock Issued to Employees," and discloses the pro forma effect on net income and earnings per share of using the fair value method as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

 Foreign Currency Translation

  The financial statements of Cox's non-U.S. investments are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Net assets of non-U.S. investments whose functional currencies are other than the U.S. dollar are translated at the current rate of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded, net of taxes, directly into a separate component of shareholders' equity.

 Revenue Recognition

  Cox bills its customers in advance; however, revenue is recognized as cable television services are provided. Receivables are generally collected within 30 days. Credit risk is managed by disconnecting services to customers who are delinquent. Other revenues are recognized as services are provided. Revenues obtained from

                           COX COMMUNICATIONS, INC.

the connection of customers to the cable television systems are less than related direct selling costs; therefore, such revenues are recognized as received.

 Restructuring Charge

  During December 1995, Cox recorded a $5,139,000 pre-tax restructuring charge. This charge principally represents severance, benefits and other related costs associated with the elimination of 202 accounting and MIS staff positions during 1996. At December 31, 1997 and 1996, the balance of the restructuring liability was $0 and $1,698,000, respectively.

 Capitalized Interest

  Interest is capitalized as part of the historical cost of acquiring qualifying assets, including advances to equity method investees used to acquire qualifying assets while the investee has activities in progress necessary to commence its planned principal operations. Interest capitalized for the years ended December 31, 1996 and 1995 was $43,183,000 and $14,188,000, respectively.

 Income Taxes

  The accounts of Cox historically have been included in the consolidated federal income tax return and certain state income tax returns of CEI. Current federal and state income tax expenses and benefits have been allocated on a separate return basis to Cox based on the current year tax effects of the inclusion of its income, expenses and credits in the consolidated income tax returns of CEI or based on separate state income tax returns.

  Deferred income tax assets and liabilities arise from differences in recording certain income and expenses for financial reporting and income tax purposes and are principally related to depreciation and amortization and equity in net losses of affiliated companies.

 Net Income (Loss) Per Common Share

  Effective December 1997, Cox adopted SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the consolidated statement of operations for all entities with complex capital structures. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, "Earnings per Share," which is superseded by this Statement. This Statement requires restatement of all prior-period EPS data presented. As Cox is in a net loss position for the years ended December 31, 1997 and 1996, basic and diluted EPS are based on the actual weighted-average number of common shares outstanding. All potentially dilutive securities are currently anti-dilutive and are not included in the diluted EPS caluclation.

  Cox Class A Common Stock became publicly traded on the New York Stock Exchange effective February 1, 1995. The basic and diluted EPS calculations for the year ended December 31, 1995 are presented in Note 12.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           COX COMMUNICATIONS, INC.

 Recently Issued Accounting Pronouncements

  In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. This Statement requires that Cox (a) classify, by nature, items of comprehensive income in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement will also require Cox to report comprehensive income, a measure of performance that includes all non-owner sources of changes in equity, in addition to net income (loss) reported in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes will be required. There will be no effect on Cox's financial position upon adoption in the first quarter of 1998.

  In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. This Statement establishes standards for the way public companies report information about their operating segments. Operating segments are components of the enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires that a public company report segment profit or loss, certain specific revenue and expense items, and segment assets. Companies must report information about the revenues derived from the products or services (or groups of similar products and services), about the countries in which the companies earn revenues and hold assets, and about major customers regardless of whether that information is used in making operating decisions. This Statement also requires that a public company enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 is effective for Cox's annual 1998 financial statements and interim 1999 financial statements. The applicability of this statement to Cox is still being assessed.

3. CASH MANAGEMENT SYSTEM

  Cox participates in CEI's cash management system, whereby the bank sends daily notification of checks presented for payment. CEI transfers funds from other sources to cover the checks presented for payment. Book overdrafts of $33,602,000 and $23,663,000 existed at December 31, 1997 and 1996, respectively, as a result of checks outstanding. These book overdrafts are reclassified as accounts payable and are considered financing activities in the Consolidated Statement of Cash Flows.

4. ACQUISITIONS, DISPOSITIONS AND EXCHANGES OF BUSINESSES

  Effective February 1, 1995, Cox, CEI, The Times Mirror Company ("Times Mirror") and New TMC Inc. ("New Times Mirror") consummated a merger (the "Merger"), pursuant to which Times Mirror (which, at the time of the Merger, was engaged only in the cable television business) merged with and into Cox. In connection with the Merger, Cox Class A Common Stock became publicly traded on the New York Stock Exchange. Following the Merger, New Times Mirror changed its name to "The Times Mirror Company." As a result of the Merger, the former Times Mirror stockholders received a total of approximately 54,904,252 shares of Cox Class A Common Stock. Subsidiaries of CEI received 181,296,833 shares of Cox Class A Common Stock and 13,798,896 shares of Cox Class C Common Stock. The Merger was accounted for by the purchase method of accounting, whereby the purchase price was allocated to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. Results of operations have been included in the consolidated financial statements from the date of acquisition.

                           COX COMMUNICATIONS, INC.

  In September 1995, Cox sold its cable television system serving approximately 13,000 customers in Bullhead City, Arizona for $20,000,000. No gain or loss resulted from this transaction.

  In January 1996, Cox acquired a cable television system serving approximately 51,000 customers in Newport News, Virginia, for approximately $122,250,000. Cox operates this system as part of its cluster of systems in the Hampton Roads, Virginia area.

  In January 1996, Cox sold its cable television system in Texarkana, Texas. The system, which was acquired as part of the Merger, served approximately 23,400 customers. No gain or loss resulted from this transaction.

  In April 1996, Cox exchanged its Williamsport, Pennsylvania cable television system for $13,000,000 and a cable television system in East Providence, Rhode Island. The Williamsport system, which was acquired as part of the Merger, served approximately 24,500 customers in Williamsport. The East Providence system serves approximately 15,500 customers. No gain or loss resulted from this transaction.

  In April 1996, Cox sold certain cable television systems in the Ashland, Kentucky and Defiance, Ohio area for $136,000,000. These systems, which were acquired as a result of the Merger, together served approximately 78,600 customers. No gain or loss resulted from this transaction.

  In January 1997, Cox and Tele-Communications, Inc. ("TCI") exchanged certain cable television systems owned by Cox serving approximately 319,000 customers for certain cable television systems owned by TCI serving approximately 296,000 customers. As a result of the transaction, Cox received TCI's systems in Bellevue/LaVista, Nebraska and Council Bluffs, Iowa; Chesapeake, Virginia; Scottsdale, Arizona; North Attleboro/Taunton, Massachusetts; Lincoln, Rhode Island; and St. Bernard, Louisiana. In exchange, TCI received Cox's systems in the greater Pittsburgh area; Spokane, Washington; Springfield, Illinois; Cedar Rapids, Iowa and the Quad Cities area of Illinois and Iowa; and Saginaw, Michigan. No significant gain or loss resulted from this transaction.

  In January 1997, Cox exchanged cable television systems in western Massachusetts and Weymouth, Massachusetts for cable television systems in James City and York County, Virginia and Pawtucket, Rhode Island. Each of the systems served approximately 48,000 customers. No gain or loss resulted from this transaction.

  In March 1997, Cox exchanged its Myrtle Beach, South Carolina cable television system serving approximately 42,230 customers for Hampton and Williamsburg, Virginia cable television systems serving approximately 45,300 customers. The transaction included a Texas cable television system serving approximately 7,000 customers which was purchased and them immediately traded by Cox. Cox recognized a book gain of $27,800,000 in conjunction with the exchange.

  In September 1997, Cox sold its Sun City California cable television system, serving approximately 10,000 customers. An insignificant loss was recognized in conjunction with the sale. The net proceeds from the sale of Sun City were used in the Lafayette exchange described below.

  In December 1997, Cox exchanged its Lafayette, Indiana cable television system serving approximately 38,000 customers for a suburban Phoenix cable system serving approximately 36,000 customers. No gain or loss resulted from this transaction.

  In December 1997, Cox sold its Central Ohio cable television system, serving approximately 85,000 customers for $204,200,000. Cox recognized a book gain of $26,400,000 in conjunction with the sale. For tax purposes, Cox accounted for the disposition as a like-kind exchange. Tax rules allow Cox to defer a substantial

                            COX COMMUNICATIONS, INC.

portion of the related tax gain on this transaction upon the reinvestment of the net proceeds in qualifying future acquisitions. Cox is presently pursuing qualifying reinvestment assets. At December 31, 1997, restricted cash of $204,200,000 was held in escrow pending reinvestment.

5. PLANT AND EQUIPMENT

                                                             DECEMBER 31
                                                       ------------------------
                                                             1997         1996
                                                       -----------  -----------
                                                       (THOUSANDS OF DOLLARS)
Land.................................................. $    29,384  $    26,649
Buildings and building improvements...................     128,772       90,522
Transmission and distribution plant...................   2,398,746    1,923,729
Miscellaneous equipment...............................     239,068      187,496
Construction in progress..............................      44,948      114,627
                                                       -----------  -----------
  Plant and equipment, at cost........................   2,840,918    2,343,023
Less accumulated depreciation.........................    (861,855)    (811,212)
                                                       -----------  -----------
  Net plant and equipment............................. $ 1,979,063  $ 1,531,811
                                                       ===========  ===========

6. INVESTMENTS

                                                              DECEMBER 31
                                                        -----------------------
                                                              1997        1996
                                                        ----------- -----------
                                                        (THOUSANDS OF DOLLARS)
Equity method investments.............................. $   795,179 $   713,500
Cost method investments:
  Publicly traded companies............................     799,518     474,396
  Privately held companies.............................       3,576      31,186
                                                        ----------- -----------
    Total investments.................................. $ 1,598,273 $ 1,219,082
                                                        =========== ===========

  Summarized combined unaudited financial information for all equity method investments and Cox's proportionate share (determined based on Cox's ownership interest in each investment) for 1997 and 1996 is as follows:

                                                                  COX'S
                                         COMBINED          PROPORTIONATE SHARE
                                        YEAR ENDED             YEAR ENDED
                                       DECEMBER 31             DECEMBER 31
                                  -----------------------  --------------------
                                     1997         1996       1997       1996
                                  -----------  ----------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Revenues......................... $ 2,589,222  $1,569,634  $ 541,655  $ 359,926
Operating loss...................  (1,740,697)   (283,539)  (324,465)   (82,637)
Net loss.........................  (2,243,610)   (566,626)  (421,830)  (159,415)

                                                                COMBINED
                                                               DECEMBER 31
                                                         -----------------------
                                                               1997        1996
                                                         ----------- -----------
                                                         (THOUSANDS OF DOLLARS)
Current assets.......................................... $ 1,854,575 $ 1,925,686
Noncurrent assets.......................................  10,685,314   6,144,486
Current liabilities.....................................   2,462,963     925,633
Noncurrent liabilities..................................   6,633,148   3,497,226
Equity..................................................   3,443,778   3,647,313

                           COX COMMUNICATIONS, INC.

  The summarized unaudited financial information presented below for certain significant equity method investments served as the basis for which Cox recorded its share of equity in net losses:

                           SPRINT                         OUTDOOR                 GEMS
                            PCS      COX PCS     TCGI      LIFE    SPEEDVISION TELEVISION
                         ----------  --------  ---------  -------  ----------- ----------
                                         YEAR ENDED DECEMBER 31, 1997
                         ----------------------------------------------------------------
Revenues................    248,607    37,366    494,300   13,287     10,882     11,529
Operating loss.......... (1,310,734) (223,656)  (132,500) (22,029)   (32,279)    (5,406)
Net loss................ (1,563,387) (226,667)  (222,700) (23,944)   (34,314)    (9,665)
Current assets..........    456,823    71,612    600,161   17,034     11,143      9,338
Noncurrent assets.......  6,440,186   633,709  1,856,140    1,680      1,186     11,472
Current liabilities.....    750,546   164,457    375,272   11,002     11,329      7,245
Noncurrent liabilities..  4,301,931   196,720  1,049,413      --         --      22,815
Equity..................  1,844,532   344,144  1,031,616    7,712      1,000     (9,250)
                                         YEAR ENDED DECEMBER 31, 1996
                         ----------------------------------------------------------------
Revenues................      4,175       692    283,400    3,278      2,254      8,776
Operating loss..........   (355,873)  (60,871)   (83,600) (23,173)   (32,530)   (11,444)
Net loss................   (443,094)  (60,757)  (126,600) (22,990)   (32,418)   (14,793)
Current assets..........    399,543    26,381    787,561    3,584      2,239      4,997
Noncurrent assets.......  3,923,858   197,797  1,262,536   14,862      7,372     15,367
Current liabilities.....    450,869   123,070    242,236    4,327      7,085     19,973
Noncurrent liabilities..  1,425,879     2,450  1,010,991      --         --         --
Equity..................  2,446,653    98,658    796,870   14,119      2,526        391

  Cox's share of the net losses as stated above is not equal to the net losses from equity investments reported in the Consolidated Statements of Operations due to amortization and other expenses. At December 31, 1997, the aggregate unamortized excess of Cox's investments over its equity in the underlying net assets of the affiliates was approximately $31,184,000 and is being amortized over periods ranging from five to 40 years. Amortization included in equity in net losses of affiliates for the years ended December 31, 1997, 1996 and 1995 was $2,527,000, $4,272,000 and $5,622,000, respectively.

  The investment balances above include investments in and advances to affiliated companies. The advances are generally interest-bearing, long-term notes receivable totaling $5,740,000 and $72,175,000 at December 31, 1997 and 1996, respectively. Interest income recognized on notes receivable was $1,700,000, $11,951,000 and $9,496,000 in 1997, 1996 and 1995, respectively.

  Cox has classified its cost method investments in publicly traded companies as available-for-sale which have an aggregate cost of $439,378,000. At December 31, 1997 and 1996, the carrying values of publicly traded companies included unrealized gains of $339,356,000 ($202,289,000 net-of-tax) and $15,787,000 ($9,407,000 net-of-tax), respectively. These unrealized gains are based on quoted market values of publicly traded investments. The carrying value of publicly traded companies at December 31, 1997 and 1996 also includes a $20,784,000 and $33,277,000 foreign currency translation adjustment, respectively, related primarily to Cox's interest in TeleWest Communications plc ("TeleWest").

  At December 31, 1997 and 1996, cost method investments in privately held companies were carried at an aggregate cost of $3,576,000 and $31,186,000, respectively. It was not practicable to estimate the fair values of privately held investments due to lack of quoted market prices and the excessive cost involved in determining such fair values.

                           COX COMMUNICATIONS, INC.

Telephony

  In 1995, Cox was awarded a broadband PCS license for the Los Angeles-San Diego Major Trading Area ("MTA") under the Federal Communications Commission's ("FCC") pioneer preference program. Cox and CEI, through subsidiaries, have formed a partnership, Cox Pioneer Partnership ("CPP"), to own the two companies' joint interest in a PCS system in the Los Angeles-San Diego MTA. CPP is owned approximately 78% by Cox and approximately 22% by CEI. Cox and CEI have made and will make capital contributions to CPP in proportion to their percentage interests. In December 1996, pursuant to previous agreements, CPP and Sprint Spectrum Holding Company, L.P. (a partnership of Cox, TCI, Comcast Corporation ("Comcast") and Sprint Corporation ("Sprint")) formed Cox Communications PCS, L.P. ("Cox PCS") to operate the PCS system in the Los Angeles-San Diego MTA. Cox PCS is currently owned 49% by Sprint Spectrum Holding Company, L.P. as limited partner and 51% by CPP as general partner. In March 1997, upon approval from the FCC, Cox transferred the PCS license for the Los Angeles-San Diego MTA to Cox PCS and Cox PCS assumed the related license payment obligation to the FCC of $251.9 million. The December 1996 formation of Cox PCS and the March 1997 transfer of the license and obligation resulted in Cox recording $36.5 million as a capital contribution from CEI.

  In February 1998, CPP exercised its right under the Cox PCS partnership agreement to sell a portion of its interest in Cox PCS to Sprint Spectrum Holding Company, L.P. Upon the consummation of this sale, which will occur following the receipt of required regulatory approvals, Cox PCS will be owned 59.2% by Sprint Spectrum Holding Company, L.P. as general partner and limited partner and 40.8% by CPP as general partner. The net proceeds of the sale will be allocated between Cox and CEI in accordance with the partnership agreement of CPP. Cox recorded $84,980,000 of equity in net losses in affiliated companies for the year ended December 31, 1997 related to the operations of Cox PCS. Additionally, Cox recorded $60,700,000 and $6,000,000 of equity in net losses of affiliated companies for the years ended December 31, 1996 and 1995 respectively, related to the operations of the PCS system prior to the formation of Cox PCS.

  In addition, Cox is a 15% partner in Sprint Spectrum L.P. ("Sprint PCS"), which owns and operates a national, integrated wireless communications network providing PCS services. Cox recorded $225,160,000, $56,500,000 and $7,900,000 of equity in net losses in affiliated companies for the years ended December 31, 1997, 1996 and 1995, respectively, for its ownership interest in Sprint PCS. As of January 1, 1998, a "Deadlock Event" occurred due to the failure of the partnership board of Sprint Spectrum Holding Company, L.P. (the parent of Sprint PCS) to approve the proposed 1998 budget. If the 1998 budget is not approved through the resolution procedures set forth in the Sprint Spectrum Holding Company, L.P. partnership agreement, certain specified buy/sell procedures may be triggered which might result in a restructuring of the partners' interests in Sprint Spectrum Holding Company, L.P., Cox's sale of its interest in Sprint Spectrum Holding Company, L.P., Cox's acquisition of interests in Spring Spectrum Holding Company, L.P. held by other partners, or liquidation of Sprint Spectrum Holding Company, L.P. Discussions among the partners about restructuring their interests in Sprint PCS are ongoing. However, there is no certainty the discussions will result in a change to the partnership structure.

  Prior to June 1996, Cox held a 30.06% interest in each of Teleport Communications Group Inc. ("TCGI") and TCG Partners ("TCGP"), which both owned and operated fiber optic networks serving several U.S. markets and provide point-to-point digital communications links to telecommunications businesses and long-distance carriers. In June 1996, TCGI entered into a reorganization under which, among other things, TCGI's four stockholders, Cox, Comcast, MediaOne of Delaware, Inc., formerly Continental Cablevision, Inc. ("MediaOne") and TCI (collectively, the "Cable Stockholders") contributed to TCGI all of their partnership interests in TCGP, additional interests in local joint ventures and debt and accrued interest owed by TCGI to the Cable Stockholders (the "Reorganization"). Following the Reorganization, TCGI conducted an initial public offering in which it sold 27,025,000 shares of its Class A Common Stock (the "TCGI IPO"). MediaOne sold its equity interest in TCGI through several transactions culminating in a secondary offering in November 1997. Cox owns 39,087,594 shares of TCGI's Class B Common Stock which, as of December 31, 1997, represented 34.4% of

                           COX COMMUNICATIONS, INC.

TCGI's Class B Common Stock, 22.4% of total shares outstanding and 32.7% of the voting power of TCGI. Each share of Class B Common Stock is convertible into one share of TCGI's Class A Common Stock. As a result of the TCGI IPO, Cox recorded a pre-tax gain of $50,100,000 to recognize Cox's proportionate increase in its share of the underlying net assets of TCGI. Cox recorded $48,631,000, $28,500,000, and $19,300,000 of equity in net losses of affiliated companies for the years ended December 31, 1997, 1996 and 1995, respectively, for its ownership interests in TCGI, TCGP and related joint ventures. In November 1997, Cox recognized a gain of approximately $90,800,000 primarily resulting from a secondary offering by TCGI. This offering reduced Cox's ownership percentage to 22.4%.

  In January 1998, TCGI agreed to a merger with AT&T Corp. ("AT&T") under which TCGI shareholders will exchange each share of TCGI common stock for
0.943 of a share of AT&T common stock. Pending regulatory approval, the transaction is expected to close in late 1998. Cox has been named along with TCGI and TCGI officers and directors (including some who are officers of Cox), as defendants in three putative class action suits filed in the Chancery Court of New Castle County, Delaware. The suits challenge the proposed AT&T/TCGI merger and seek injunctive relief and damages based on various theories alleging that the proposed AT&T/TCGI merger's terms do not offer appropriate compensation or protection to TCGI's public shareholders. The actions are being defended vigorously. As a result of this transaction, if consummated, Cox will own 36,859,601 shares of AT&T common stock, representing approximately 2% of total AT&T common shares outstanding. Cox expects to recognize a gain on this transaction.

International Broadband Networks

  In May 1995, Cox sold its 50% interest in STOFA A/S, a private operator of cable television systems in Denmark for $13,300,000 resulting in a pre-tax gain of approximately $10,200,000.

  At December 31, 1997, Cox had a 14.6% ownership interest in TeleWest, a company that is currently operating and constructing cable television and telephony systems in the U.K. Cox acquired this interest in October 1995 through the merger of SBC CableComms (UK), which was 50% owned by Cox, with TeleWest (the "TeleWest Merger"). As a result of the TeleWest Merger, Cox recognized a pre-tax net gain of $174,833,000. In December 1997, the decline in the fair market value of TeleWest was considered to be other than temporary and accordingly Cox recognized an $183,914,000 loss on write down of affiliated company in its Consolidated Statement of Operations. At December 31, 1997 and 1996, the carrying value of Cox's investment in TeleWest was $240,409,000 and $440,398,000, respectively.

Cable Television Programming and Other Investments

  In October 1995, Cox acquired a 39% interest in the Speedvision Network ("Speedvision") and a 41% interest in the Outdoor Life Network ("Outdoor Life"), two new U.S. programming services. Speedvision's programming consists of a broad variety of material for automobile, boat and airplane enthusiasts; Outdoor Life's programming consists primarily of outdoor recreation, adventure and wildlife themes. Cox's interest in Speedvision and Outdoor Life was increased to 51.4% and 49.3% as of December 31, 1997, respectively. Cox's interest is expected to be reduced below 50% as a result of a third party investment. Cox recorded $18,700,000 and $22,600,000 of equity in net losses of affiliated companies for the years ended December 31, 1997 and 1996, respectively, for its ownership interests in both Speedvision and Outdoor Life. The other partners include Comcast and MediaOne.

  In March 1996, Syntellect, Inc. ("Syntellect") merged with the operations of Telecorp Systems, Inc. ("Telecorp"). As a result of this merger, Cox received an 8.6% interest in Syntellect in exchange for its 24.5% interest in Telecorp. Cox recognized a pre-tax gain of $4,640,000 related to this transaction.

  In August 1996, Cox acquired a 14.2% interest in At Home Corporation ("@Home"). @Home is a national Internet "backbone" service that allows customers access to the Internet at speeds up to a hundred times faster than traditional phone modems by using a cable modem and the cable television broadband network. In July

                           COX COMMUNICATIONS, INC.

1997, @Home conducted an initial public offering. As a result, the value of the @Home share price became readily determinable, and accordingly Cox began to account for its investment in @Home as an available-for-sale investment under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The initial public offering reduced Cox's ownership percentage to approximately 12.3%. Also in the fourth quarter 1997, Cablevision Systems Corporation was admitted as a partner through the issuance of warrants. On a fully diluted basis giving effect to the exercise of these warrants, Cox's ownership is approximately 11.3%.

  In April 1997, Cox exchanged its 37.9% interest in UK Gold and 49.6% interest in UK Living for 20,701,084 shares, or a 12.6% interest, in Flextech plc, a United Kingdom publicly held programming company. Cox recognized a gain related to this transaction of $179,800,000.

  In May 1997, Starsight Telecast, Inc. ("Starsight") merged with Gemstar International Group Limited ("Gemstar"), a public company that develops and markets proprietary technologies aimed at making technology more user friendly to consumers. Cox, as a holder of 2,166,647 Starsight shares, received 1,313,421 shares of Gemstar as a result of the merger, representing a 2.8% interest in Gemstar and recognized a gain of approximately $11,000,000 related to this transaction. In December 1997, Cox sold its 2.8% interest in Gemstar for $29,300,000 resulting in an additional gain of approximately $9,900,000.

  Pursuant to the Letter Agreement and Summary of Business Terms dated June 11, 1997, as superseded by certain definitive documentation, each of the partners of PrimeStar agreed to merge with, or contribute their partnership interests in PrimeStar and related assets and liabilities to, a new subsidiary of TCI Satellite Entertainment, Inc., PrimeStar, Inc., in exchange for shares of common stock of PrimeStar, Inc. and cash or the assumption of indebtedness. Upon consummation of this transaction, Cox will own approximately 9.35% of PrimeStar, Inc. The balance of PrimeStar, Inc. will be owned by the other PrimeStar partners and the shareholders of TSAT. It is anticipated that Cox will recognize a gain on this transaction, which is expected to close during the second quarter of 1998.

  In December 1997, Cox sold its 10.4% interest in E! Entertainment to Comcast/The Walt Disney Company for $57,000,000 resulting in a pre-tax gain of $44,900,000.

  Cox also owns: a 50% interest in TWC Cable Partners, which owns cable television systems in Staten Island, New York, and Fort Walton Beach, Florida; a 24.6% interest in Discovery Communications, Inc., a documentary programming network that operates The Discovery Channel and The Learning Channel; a 50% interest in GEMS Television, a Spanish-language network in North and South America; and various other programming networks and cable television businesses.

7. INTANGIBLE ASSETS

                                                             DECEMBER 31
                                                       ------------------------
                                                             1997         1996
                                                       -----------  -----------
                                                       (THOUSANDS OF DOLLARS)
Goodwill.............................................. $ 2,727,321  $ 2,659,258
Franchise costs.......................................      66,232       79,195
PCS licenses including capitalized interest...........         --       277,176
Other.................................................      15,033       17,671
                                                       -----------  -----------
  Total...............................................   2,808,586    3,033,300
Less accumulated amortization.........................    (349,869)    (304,345)
                                                       -----------  -----------
  Net intangible assets............................... $ 2,458,717  $ 2,728,955
                                                       ===========  ===========

                           COX COMMUNICATIONS, INC.

8. INCOME TAXES

  Current and deferred income tax expenses (benefits) are as follows:

                                                     YEAR ENDED DECEMBER 31
                                                   ----------------------------
                                                     1997       1996     1995
                                                   ---------  --------  -------
                                                     (THOUSANDS OF DOLLARS)
Current:
  Federal......................................... $(152,623) $ 41,694  $59,029
  State...........................................    (2,694)   33,871   18,135
                                                   ---------  --------  -------
    Total current.................................  (155,317)   75,565   77,164
                                                   ---------  --------  -------
Deferred:
  Federal.........................................    95,932   (38,340)  22,806
  State...........................................     5,889   (14,179)     (76)
                                                   ---------  --------  -------
    Total deferred................................   101,821   (52,519)  22,730
                                                   ---------  --------  -------
    Net income tax expense........................ $ (53,496) $ 23,046  $99,894
                                                   =========  ========  =======

  Income tax expense differs from the amount computed by applying the U.S. statutory federal income tax rate (35%) to income (loss) before income taxes as a result of the following items:

                                                      YEAR ENDED DECEMBER 31
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
                                                      (THOUSANDS OF DOLLARS)
Computed tax expense (benefit) at federal statutory
 rates on income (loss) before income taxes........  $(66,499) $(9,977) $71,296
State income taxes, net of federal tax benefit.....    (7,404)  12,793   11,738
Amortization of acquisition adjustments............    18,491   19,075   19,257
Benefit arising from low income housing credits....       --    (3,494)  (4,532)
Non-deductible preferred stock dividends of a
 subsidiary........................................     1,169    2,339    2,339
Other, net.........................................       747    2,310     (204)
                                                     --------  -------  -------
  Net income tax expense...........................  $(53,496) $23,046  $99,894
                                                     ========  =======  =======

  Significant components of the net deferred tax liability consist of the following:

                                                            DECEMBER 31
                                                      ------------------------
                                                            1997         1996
                                                      -----------  -----------
                                                      (THOUSANDS OF DOLLARS)
Depreciation and amortization........................ $  (463,527) $  (266,219)
Equity in net losses of affiliated companies.........    (124,478)     (27,921)
Unrealized gain on securities........................    (143,788)      (6,341)
Other................................................      10,199        6,028
                                                      -----------  -----------
  Net deferred tax liability......................... $  (721,594) $  (294,453)
                                                      ===========  ===========

  Management believes that any additional liabilities arising from current tax-related audits are sufficiently provided for at December 31, 1997.

                           COX COMMUNICATIONS, INC.

9. DEBT

                                                             DECEMBER 31
                                                       -----------------------
                                                             1997        1996
                                                       ----------- -----------
                                                       (THOUSANDS OF DOLLARS)
Revolving credit facilities........................... $   799,999 $   449,999
Commercial Paper, net of unamortized discount of
 $2,191 and $3,296....................................     683,300     718,704
Medium-term notes.....................................     263,352     166,082
Floating Rate Reset Notes, due June 15, 2009, net of
 unamortized discount
 of $2,820............................................     147,180         --
6.375% Notes due June 15, 2000, net of unamortized
 discount of $587 and $821............................     424,414     424,179
6.5% Notes, due November 15, 2002, net of unamortized
 discount of $430
 and $517.............................................     199,570     199,483
6.875% Notes, due June 15, 2005, net of unamortized
 discount and hedging of $12,462 and $13,661..........     362,538     361,339
7.25% Debentures, due November 15, 2015, net of
 unamortized discount of $840 and $880................      99,160      99,120
7.625% Debentures, due June 15, 2025, net of
 unamortized discount and hedging of $17,953 and
 $18,128..............................................     132,047     131,872
Obligation to the FCC.................................         --      251,918
Capitalized lease obligations.........................      37,274      21,157
                                                       ----------- -----------
Total debt............................................ $ 3,148,834 $ 2,823,853
                                                       =========== ===========

Revolving Credit Facilities

  At December 31, 1997, Cox had an $1,200 million revolving credit facility which matures on October 9, 2002. In addition, Cox had an $800 million revolving credit facility which matures on October 8, 1998, at which time any outstanding borrowings convert to a long-term loan due October 8, 2001. These facilities are committed to back outstanding commercial paper as discussed below.

  At Cox's option, the interest rates on borrowings under the revolving credit agreements are based on the London Interbank Offered Rate or the certificate of deposit rate plus varying percentages or an alternate base rate. In addition, the $1,200 million facility permits up to $500 million in borrowings in any G-7 currency, with interest thereon based on the interbank domestic eurocurrency rate for such currency. Interest rates under the revolving credit facilities ranged from 5.81% to 6.37% and 5.69% to 6.94% during the years ended December 31, 1997 and 1996, respectively. The credit facilities impose a commitment fee on the unused portion of the total amount available of.085% to.375% based on the ratio of debt to operating cash flow and a utilization fee of.0625% to.1250% based on the level of borrowings.

  These facilities contain covenants which, among other provisions, limit Cox's ability to pay dividends and sell assets and require Cox to meet certain requirements as to the ratio of debt to operating cash flow and the ratio of operating cash flow to debt service. Historically, Cox has not paid dividends nor does Cox intend to pay dividends in the foreseeable future but intends to reinvest future earnings, consistent with Cox's business strategy. At December 31, 1997, the amount available for the payment of dividends was $34.1 million; however, Cox does not intend to pay dividends in the foreseeable future.

Commercial Paper

  In June 1996, Cox entered into a commercial paper program under which Cox may borrow $750 million. The commercial paper program is backed by amounts available under the revolving credit facilities. The

                           COX COMMUNICATIONS, INC.

outstanding notes have maturities up to 270 days and interest rates based on market. The interest rates for outstanding commercial paper at December 31, 1997 and 1996 ranged from 5.84% to 6.19% and 5.52% to 5.80%, respectively.

  In January 1998 the program was amended to increase the facility to $1,500 million. The proceeds from the increase in the program will be used to refinance existing bank debt. Thereafter, the proceeds will be used for general corporate purposes.

Medium Term Notes

  In April 1996, Cox filed a Form S-3 Registration Statement (the "Shelf Registration") with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $750 million. During 1996, Cox sold $125 million of medium term notes under the Shelf Registration. The notes are due in varying amounts through November 2006 with interest at fixed rates ranging from 6.94% to 7.19%. The net proceeds to Cox were approximately $124.3 million. During 1997, Cox sold $100 million medium term notes due September 20, 2004 with interest at a fixed rate of 6.69%. The net proceeds to Cox were approximately $99.4 million.

  In addition, at December 31, 1997 and 1996, Cox had outstanding borrowings under several fixed rate medium term notes totaling $41.8 million. The notes are due in varying amounts through 2023 and interest is fixed at rates ranging from 7.125% to 8.875%.

Floating Rate Reset Notes, due June 15, 2009

  In June 1997, Cox issued $150 million principal amount of Floating Rate Reset Notes due June 15, 2009 (the "Notes"). The Notes bear interest at a floating rate equal to 0.8975% per annum below LIBOR until June 15, 1999, at which time the interest rate will be reset at a fixed annual rate equal to 5.34% plus Cox's spread to the ten year Treasury. The Notes are redeemable at the election of the holder, in whole but not in part, at 100% of the principal amount on June 15, 1999. In addition, in exchange for a premium paid to Cox of $2.9 million, the Notes may be purchased by a third party at the election of the third party, in whole but not in part, at 100% of the principal amount on June 15, 1999. Amortization of the premium will be reflected as adjustments to interest expense. The interest rate for the Notes at December 31, 1997 was 4.91%.

6.375% Notes Due 2000
6.875% Notes Due 2005
7.625% Debentures Due 2025

  In June 1995, Cox issued $425 million of unsecured 6.375% Notes Due 2000, $375 million of unsecured 6.875% Notes Due 2005 and $150 million of unsecured 7.625% Debentures Due 2025. In anticipation of the issuance of these debt securities, Cox had entered into a series of transactions under a forward treasury lock agreement in order to hedge its interest rate exposure. Such hedging transactions totaled a notional amount of $100 million for the Notes Due 2005 and $100 million for the Debentures Due 2025. The hedging transactions were settled at a total cost of approximately $32.3 million, which will be reflected as adjustments to interest expense over the life of the Notes Due 2005 and Debentures Due 2025. Amortization of the market discounts, underwriting discounts and commissions and hedging and other issuance costs will increase the effective interest rates on the Notes Due 2005 and Debentures Due 2025 to 7.452% and 8.784%, respectively.

  The debt securities may not be redeemed by Cox prior to maturity, nor is Cox required to make mandatory redemption or sinking fund payments prior to maturity. In addition, the debt securities contain certain restrictive

                           COX COMMUNICATIONS, INC.

covenants relating to, among other things, liens on assets, indebtedness of restricted subsidiaries, designation of restricted subsidiaries and mergers and sales of assets.

6.5% Notes Due 2002
7.25% Debentures Due 2015

  In November 1995, Cox issued $200 million of unsecured 6.5% Notes Due 2002 and $100 million of unsecured 7.25% Debentures Due 2015. Amortization of the market discounts, underwriting discounts and commissions and other issuance costs increased the effective interest rates to 6.724% and 7.431%, respectively. Net proceeds to Cox from the issuance of the debt securities were approximately $296 million after market discounts, underwriting discounts and commissions and other issuance costs.

  The debt securities are redeemable in whole or in part, at Cox's option, at fixed redemption prices. Cox is not required to make mandatory redemption or sinking fund payments prior to maturity. In addition, the debt securities contain certain restrictive covenants relating to, among other things, liens on assets, indebtedness of restricted subsidiaries, designation of restricted subsidiaries and mergers and sales of assets.

Obligation to the FCC

  In March 1995, Cox was awarded a broadband PCS license for the Los Angeles-San Diego MTA under the FCC's pioneer preference program at a cost to Cox of $251.9 million. In March 1997, upon approval from the FCC, Cox transferred the license and the related obligation to the FCC of $251.9 million to Cox PCS. See additional discussion at Note 6.

Other

  Maturities of long-term debt, including debt discount, for each of the five years following December 31, 1997, are: $7.6 million, $28.4 million, $435.5 million, $44.3 million, $1,001.3 million, respectively. Commercial paper outstanding at December 31, 1997 is classified as long-term as Cox intends to refinance these borrowings on a long-term basis either through continued commercial paper borrowings or utilization of other available credit facilities. Included in the maturities of long-term debt are obligations under capital leases of $7.6 million, $6.5 million, $4.9 million, $3.1 million and $1.7 million for each of the five years following December 31, 1997, respectively.

Fair Value of Financial Instruments

  In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," Cox estimated the fair value of its debt instruments. The estimates are based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The revolving credit agreements, commercial paper and floating rate reset notes, at December 31, 1997 and 1996, bear interest at current market rates and, thus, approximate fair value. Remaining debt with a carrying amount of $1,518.4 million and $1,645.3 million is estimated to have a fair value of $1,595.0 million and $1,671.6 million at December 31, 1997 and 1996, respectively.

10. RETIREMENT PLANS

Qualified Pension Plan

  Effective January 1, 1996, Cox established the Cox Communications, Inc. Pension Plan (the "CCI Plan"), a qualified noncontributory defined benefit pension plan. The employees of the former Times Mirror cable

                           COX COMMUNICATIONS, INC.

television systems became participants in the CCI Plan retroactive to the Merger date of February 1, 1995. The remaining Cox employees, excluding certain key employees, participated in the qualified noncontributory defined benefit pension plan of CEI (the "CEI Plan") until August 1, 1996, when they entered the CCI Plan and plan assets were transferred to the CCI Plan from CEI. Times Mirror also transferred plan assets to the CCI Plan during 1996. Plan assets consist primarily of common stock, investment-grade corporate bonds, cash and cash equivalents and U.S. government obligations. The CCI Plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox and compensation rates near retirement. Current policy is to fund the CCI Plan in an amount that falls between the minimum contribution required by ERISA and maximum tax deductible contribution.

  Total pension expense attributable to Cox employees' participation in the CCI Plan and the CEI Plan was $4,027,000, $5,180,000 and $3,972,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The 1997 pension expense includes a credit to adjust for prior years estimates of pension expense recognized for former employees of Times Mirror.

  The reconciliation of the funded status of the CCI Plan at December 31, 1997 and 1996 is as follows:

                            YEAR ENDED DECEMBER 31
                            ------------------------
                                 1997         1996
                            -----------  -----------
                            (THOUSANDS OF DOLLARS)
Actuarial present value
 of:
  Vested benefit
   obligation.............  $    41,633  $   22,212
  Nonvested benefit
   obligation.............        6,723       1,259
                            -----------  ----------
Accumulated benefit
 obligation...............  $    48,356  $   23,471
                            ===========  ==========
Plan assets at fair value.  $    95,083  $   78,425
Projected benefit
 obligation...............       75,676      68,486
                            -----------  ----------
Plan assets in excess of
 projected benefit
 obligation...............       19,407       9,939
Unrecognized:
  Net gain on plan assets.      (15,304)     (8,285)
  Prior service costs.....          735         535
  Net transition asset....       (1,107)     (1,346)
                            -----------  ----------
Prepaid pension cost......  $     3,731  $      843
                            ===========  ==========

  The assumptions used in the actuarial computations at December 31, 1997 and 1996 were:

                                                                   YEAR ENDED
                                                                   DECEMBER 31
                                                                   ------------
                                                                   1997   1996
                                                                   -----  -----
Discount rate.....................................................  7.25%  7.75%
Rate of increase in compensation levels...........................  5.00   5.50
Expected long-term rate of return on plan assets..................  9.00   9.00

 Nonqualified Pension Plan

  Certain key employees of Cox participate in an unfunded, nonqualified supplemental pension plan of CEI (the "Nonqualified CEI Plan") which has generally the same benefit payout formula as the CCI Plan. Total pension expense recorded by Cox for the Nonqualified CEI Plan was $1,474,000, $1,386,000, and $895,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                           COX COMMUNICATIONS, INC.

Other Retirement Plans

  CEI provides certain health care and life insurance benefits to substantially all retirees of Cox. Postretirement expense allocated to Cox by CEI was $1,185,000, $1,060,000 and $888,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The accumulated postretirement benefit obligation ("APBO") attributable to Cox employees and retirees was $11,598,000 and $8,804,000 at December 31, 1997 and 1996, respectively. The funded status of the postretirement plan covering the employees of Cox is not determinable. The APBO for the postretirement plan of CEI substantially exceeded the fair value of assets held in the plan at December 31, 1997 and 1996.

  Actuarial assumptions used to determine the APBO include a discount rate of 7.25% and 7.75% for the years ended December 31, 1997 and 1996, respectively, and an expected long-term rate of return on plan assets of 9% for both years. For the years ended December 31, 1997 and 1996, the assumed health care cost trend rate for retirees is 10.5% and 11.5%, respectively. For participants prior to age 65, the trend rate gradually decreases to 5.5% by year 2007 and remains level thereafter. For retirees at age 65 or older, this rate decreases to 5.0% by year 2008. Increasing the assumed health care cost trend rate by one percentage point would have resulted in an increase in the CEI plan's APBO of approximately 9.6% and 6.5% and an increase in the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost of approximately 4.5% and 5.1% for the years ended December 31, 1997 and 1996, respectively.

  In addition, substantially all of Cox's employees are eligible to participate in the savings and investment plan of CEI. Under the terms of the plan, Cox matches 50% of employee contributions up to a maximum of 6% of the employee's base salary. Cox's expense under the plan was $4,606,000, $4,504,000 and $3,881,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

11. STOCK COMPENSATION PLANS

  At December 31, 1997, Cox had two stock-based compensation plans: a Long-Term Incentive Plan ("LTIP") and an Employee Stock Purchase Plan ("ESPP"). Cox applies APB Opinion 25 in accounting for its plans and accordingly, since the grant price of stock compensation awards equals or exceeds the current market price at the grant date, no compensation cost was recognized in 1997, 1996 and 1995 for these plans. Had compensation cost for the LTIP and ESPP been determined based on the fair value at the grant dates for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," Cox's net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                     YEAR ENDED DECEMBER 31
                                                     (THOUSANDS OF DOLLARS)
                                                   -----------------------------
                                                     1997       1996      1995
                                                   ---------  --------  --------
Net income (loss)--As reported...................  $(136,492) $(51,551) $103,809
Net income (loss)--Pro Forma.....................   (146,465)  (55,807)   99,192
Basic and diluted net income (loss) per share--As
 reported........................................  $   (0.50) $  (0.19) $   0.41
Basic and diluted net income (loss) per share--
 Pro Forma.......................................      (0.54)    (0.21)     0.39

  Effective upon consummation of the Merger, Cox adopted a LTIP under which executive officers and selected key employees are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. Cox has reserved 6,000,000 shares of Class A Common Stock for issuance under the LTIP. The LTIP is to be administered by the Compensation Committee of the Cox Board of Directors or its designee.

                           COX COMMUNICATIONS, INC.

  Options granted may be "Incentive Stock Options" or "Nonqualified Stock Options." The exercise prices of the options are determined by the Compensation Committee when the options are granted, subject to a minimum price of the fair market value of the Class A Common Stock on the date of grant. These options become exercisable over a period of three to five years from the date of grant and expire 10 years from the date of grant. An accelerated vesting schedule has been provided such that the options become fully vested if the market value of the shares exceeds the exercise price by 140% for ten consecutive trading days. During 1997, the acceleration provisions were met based on the market value of the shares, effectively resulting in all outstanding options becoming fully vested.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997 and 1996: expected volatility of 28%, no payment of dividends, expected life of 4 years after vesting and risk-free interest rates of 6.3% and 5.6%, respectively.

  A summary of the status of Cox's stock options granted under the LTIP as of December 31, 1997 1996 and 1995 and changes during the years ending on those dates is presented below:

                                 1997                 1996                 1995
                          -------------------- -------------------- --------------------
                                     WEIGHTED-            WEIGHTED-            WEIGHTED-
                                      AVERAGE              AVERAGE              AVERAGE
                                     EXERCISE             EXERCISE             EXERCISE
                           SHARES      PRICE    SHARES      PRICE    SHARES      PRICE
                          ---------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................  2,007,695   $18.34   1,506,253   $17.03         --       --
Granted.................    665,129    22.63     706,930    20.94   1,530,202   $17.03
Exercised...............   (239,865)   17.87     (59,210)   16.98         --       --
Canceled................   (120,549)   19.25    (146,278)   17.98     (23,949)   16.98
                          ---------            ---------            ---------
Outstanding at end of
 year...................  2,312,410   $19.57   2,007,695   $18.34   1,506,253   $17.03
                          =========            =========            =========
Options exercisable at
 year-end...............  2,312,410               18,851               59,277
Weighted-average grant
 date fair value of
 options granted during
 the year...............  $   10.22            $    9.17            $    6.28

  The following table summarizes information about stock options outstanding at December 31, 1997:

                             OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                 ------------------------------------------- --------------------------
                   NUMBER    WEIGHTED-AVERAGE   WEIGHTED-      NUMBER      WEIGHTED-
   RANGE OF      OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
EXERCISE PRICES  AT 12/31/97 CONTRACTUAL LIFE EXERCISE PRICE AT 12/31/97 EXERCISE PRICE
---------------  ----------- ---------------- -------------- ----------- --------------
$16.98            1,062,265        7.28           $16.98      1,062,265      $16.98
$20.44-
 $21.13             619,707        7.81            20.93        619,707       20.93
$22.63              630,438        8.78            22.63        630,438       22.63
                  ---------                                   ---------
                  2,312,410        7.83           $19.57      2,312,410      $19.57
                  =========                                   =========

  In June 1995, Cox adopted an ESPP (the "1995 ESPP"), under which Cox was authorized and did issue purchase rights totaling 750,000 shares of Class A Common Stock to substantially all employees who had completed six months of service. Under the terms of the 1995 ESPP, the purchase price was 90% of the market value on June 1, 1995 and employees were allowed to purchase the shares via payroll deductions through August 31, 1997, at which time the shares were issued to the employees. As of August 31, 1997 the 1995 ESPP was completed and 557,209 shares were issued to employees. During 1996, 20,203 shares were issued to employees due to cancellation of employees' participation in the 1995 ESPP or termination of employment. The fair value of the employees' purchase rights granted in 1995 was estimated using the Black-Scholes model with the

                           COX COMMUNICATIONS, INC.

following assumptions: expected volatility of 28%, no payment of dividends, expected life of 2.25 years and risk-free interest rate of 5.8%. The weighted-average fair value of each purchase right granted in 1995 was $4.38.

  In January 1998, Cox began administering a second ESPP which had been adopted by Cox in April 1997 (the "1997 ESPP"), under which Cox was authorized to issue purchase rights totaling 1,250,000 shares of Class A Common Stock to substantially all employees who had completed six months of service. Purchase rights totaling 558,001 shares were issued under the 1997 ESPP. Under the terms of the ESPP, the purchase price was 85% of the market value on October 31, 1997 and employees were allowed to purchase the shares via payroll deductions through January 31, 2000, at which time the shares will be issued to the employees.

  Units awarded under the UAP that would have matured in 1995, 1996 and 1997 were converted to 365,954 shares of restricted stock issued under the LTIP in 1995. These restricted shares vested on January 1, 1997 following the end of the original five-year UAP appreciation period except that 34,684 shares vested and 5,533 shares were canceled during 1995 and 1996 due to the retirement or termination of certain participants.

12. SHAREHOLDERS' EQUITY

  Cox is authorized to issue 316,000,000 shares of Class A Common Stock and 14,000,000 shares of Class C Common Stock. Except with respect to voting, transfer and convertibility, shares of Class A Common Stock and Class C Common Stock are identical in all respects. Holders of Class A Common Stock are entitled to one vote per share and holders of Class C Common Stock are entitled to ten votes per share. The Class C Common Stock is subject to significant transfer restrictions and is convertible on a share for share basis into Class A Common Stock at the option of the holder. In addition, Cox is authorized to issue 5,000,000 shares of Preferred Stock. There are no issued or outstanding shares of Preferred Stock at December 31, 1997.

  In June 1995, Cox completed a public offering of 11,500,000 shares of Class A Common Stock at a price of $18.875 per share. Cox also sold 8,298,755 shares of Class A Common Stock for $150,000,000 in a private placement to CEI. Total proceeds to Cox were approximately $357,031,000, net of underwriting discounts and commissions and other issuance costs of approximately $10,032,000.

  The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the year ended December 31, 1995:

                                                YEAR ENDED DECEMBER 31, 1995
                                            ------------------------------------
                                               INCOME       SHARES     PER-SHARE
                                            (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                            ------------ ------------- ---------
Net income................................. $103,809,000
                                            ------------
BASIC EPS..................................  103,809,000  255,886,525    $0.41
                                                                         =====
EFFECT OF DILUTIVE SECURITIES
  Options..................................          --      (111,392)
  ESPP.....................................          --      (317,178)
                                            ------------  -----------
DILUTED EPS................................ $103,809,000  255,457,955    $0.41
                                            ============  ===========    =====

  Options to purchase 542,717 shares of common stock at $39.22 per share were granted on January 1, 1998. In addition, purchase rights totaling 558,001 shares of common stock were issued under the 1998 ESPP effective January 1998.

  As of December 31, 1997 and 1996, CEI owned approximately 75.0% and 75.3%, respectively, of the outstanding shares of Cox Common Stock and 82.9% and 83.1%, respectively, of the voting power of Cox.

                           COX COMMUNICATIONS, INC.

13. TRANSACTIONS WITH AFFILIATED COMPANIES

  Cox borrows funds for working capital and other needs from CEI. In addition, certain management services are provided to Cox by CEI. Such services include legal, corporate secretarial, tax, cash management, internal audit, risk management, benefits administration and other support services. Cox was allocated expenses for the years ended December 31, 1997, 1996 and 1995 of approximately $2,838,000, $2,493,000 and $2,000,000, respectively, related to these services. Cox pays rent and certain other occupancy costs to CEI for its home office facilities, which amounts approximated $3,844,000, $3,000,000 and $2,600,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Allocated expenses are based on CEI's estimate of expenses related to the services provided to Cox in relation to those provided to other divisions of CEI. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox to CEI are subject to change.

  In connection with the Merger, during 1995 CEI made additional capital contributions to Cox of $43,844,000 by forgiving indebtedness in such amount which Cox owed CEI.

  In June 1995, CEI purchased 8,298,755 shares of Cox Class A Common Stock for $150,000,000 in a private placement at a price per share equal to the public offering price of the June 27, 1995 public offering less the underwriting discounts thereon.

  In August 1996, CEI transferred to the CCI Plan a prepaid pension cost of $1,816,000 which represents the excess of the plan assets over the projected benefit obligation attributable to the Cox employees that had previously participated in the CEI Plan. This transfer resulted in a contribution to capital of $1,108,000, net of federal and state deferred tax liabilities of $708,000.

  In March 1997, the formation of Cox PCS and the subsequent transfer to Cox PCS of the PCS license for the Los Angeles-San Diego MTA and the related obligation to the FCC (see Note 9) resulted in a capital contribution to Cox of $36,524,000 from CEI.

  The amounts due to CEI are generally due on demand and represent the net of various transactions, including those described above. Outstanding amounts to/from CEI bear interest at fifty basis points above CEI's current commercial paper borrowings. This rate as of December 31, 1997 and 1996 was 6.5% and 6.2%, respectively.

  Included in amounts due to (from) CEI are the following transactions:

                                                          (THOUSANDS OF DOLLARS)
                                                          ----------------------
Intercompany due to CEI, December 31, 1995...............       $ 182,605
  Cash transferred to CEI................................        (282,829)
  Net operating expense allocations and reimbursements...         158,479
  Contribution to capital................................          (1,108)
                                                                ---------
Intercompany due to CEI, December 31, 1996...............          57,147
  Cash transferred from CEI..............................          83,900
  Net operating expense allocations and reimbursements...        (155,379)
  Contribution to capital................................         (36,524)
                                                                ---------
Intercompany due from CEI, December 31, 1997.............       $ (50,856)
                                                                =========

                           COX COMMUNICATIONS, INC.

  In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," Cox has estimated the fair value of its intercompany advances and notes payable. Given the short-term nature of these advances, the carrying amounts reported in the balance sheets approximate fair value.

  Cox pays fees to certain entities in which it has an ownership interest in exchange for cable television programming. Programming fees paid to such affiliates for the years ended December 31, 1997, 1996 and 1995 were approximately $30,225,000, $24,535,000 and $28,178,000, respectively.

14. SUBSIDIARY PREFERRED STOCK

  At December 31, 1996, a subsidiary of Cox had $177,000,000 of nonvoting redeemable preferred stock outstanding. In exchange for the stock, the subsidiary of Cox received $10,000,000 in cash upon issuance of the stock in 1990 and a note receivable due in January 2001 of $167,000,000.

  The long-term notes receivable from the outside investor have been netted against the preferred stock due to a right of offset. The net amount, $10,000,000 at December 31, 1996, has been included in other liabilities in the Consolidated Balance Sheets.

  The subsidiaries pay annual dividends of approximately $6,700,000 in the aggregate on the outstanding preferred stock, which have been recorded as a reduction of interest income on the notes.

  On July 1, 1997, the Cox subsidiary exercised its right to call the nonvoting redeemable preferred stock and paid the outside investor the $10,000,000 originally received in 1990. The preferred stock was outstanding for six months of 1997; thus, total dividends paid in 1997 were $3,300,000 and were recorded as a reduction of interest income on the notes.

15. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                   1997       1996      1995
                                                 ---------  -------- ----------
                                                    (THOUSANDS OF DOLLARS)
SIGNIFICANT NON-CASH TRANSACTIONS:
  Capital contributions by CEI.................. $  36,524  $  1,108 $   43,844
  Cox Common Stock issued in connection with the
   Merger.......................................       --        --     932,000
  Debt assumed in connection with Merger........       --        --   1,364,000
  Purchase (transfer) of PCS license............  (251,918)      --     251,918
  TeleWest Merger stock exchange................       --        --     407,800
  Capitalized lease obligations.................    31,201    11,408     17,177
ADDITIONAL CASH FLOW INFORMATION:
  Cash paid for interest........................ $ 206,861  $143,094 $  141,692
  Cash paid (refunded) for income taxes.........  (151,047)  108,964     52,135

                           COX COMMUNICATIONS, INC.

16. COMMITMENTS AND CONTINGENCIES

  Cox leases land, office facilities, and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $19,767,000 in 1997, $19,009,000 in 1996 and $15,660,000 in 1995.
Future minimum lease payments as of December 31, 1997 for all noncancellable operating leases are as follows:

                                                          (THOUSANDS OF DOLLARS)
                                                          ----------------------
1998.....................................................        $ 7,206
1999.....................................................          5,583
2000.....................................................          4,794
2001.....................................................          4,191
2002.....................................................          3,175
Thereafter...............................................         18,506
                                                                 -------
  Total..................................................        $43,455
                                                                 =======

  At December 31, 1997, Cox had outstanding purchase commitments totaling approximately $54,285,000 for additions to plant and equipment and $95,377,000 to rebuild certain existing cable systems. Other commitments include approximately $45,000,000 to fund the operations of Sprint PCS.

  Cox has guaranteed borrowings of certain affiliates totaling approximately $2,519,000 at December 31, 1997. Cox has unused letters of credit outstanding totaling $1,839,000 at December 31, 1997, as required under agreements with its franchise authorities.

  Many franchising authorities have become certified by the FCC to regulate rates charged by Cox for basic cable service and associated basic cable service equipment. Some local franchising authority decisions have been rendered that were adverse to Cox. In addition, a number of such franchising authorities and customers of Cox filed complaints with the FCC regarding the rates charged for cable programming services. In December 1995, the FCC approved a Resolution of all outstanding rate complaints covering the Cox and former Times Mirror cable television systems. The Resolution, among other things, provided for the payment of refunds of $7,120,000 plus interest to one million customers in January 1996, and the removal of additional outlet charges for regulated services from all of the former Times Mirror cable television systems. The Resolution also stated that Cox's cable programming services tier rates as of June 30, 1995 were not unreasonable. Refunds under the Resolution were fully provided for in Cox's financial statements at December 31, 1995. In January 1996, the City of Irvine and six other cities located in California filed an appeal to set aside the Resolution in the United States Court of Appeals for the ninth Circuit. Cox and the cities reached a settlement of the suit and the appeal was dismissed with prejudice on November 6, 1997.

  On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On February 13, 1998, the Court granted Cox's motion to stay the suit and referred it on grounds of Primary Jurisdiction to the

                           COX COMMUNICATIONS, INC.

Federal Communications Commission for consideration of issues best addressed by the FCC's expertise. The outcome of this matter cannot be predicted at this time.

  Cox and its subsidiaries in Arizona, Oklahoma, Louisiana and Florida are defendants in seven putative subscriber class action suits in the respective state courts initiated between October 17, 1997 and January 26, 1998. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. The actions are being defended vigorously. The outcome of these matters cannot be predicted at this time.

  Cox is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending, including the putative class actions, will have a material adverse impact on Cox's consolidated financial position, consolidated results of operations or consolidated cash flows.

17. UNAUDITED QUARTERLY FINANCIAL INFORMATION

 The following table sets forth selected historical quarterly financial information for Cox. This information is derived from unaudited financial statements of Cox and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair presentation of the results for such periods.

                                                   1997
                              ----------------------------------------------------
                                  1ST           2ND          3RD           4TH
                                QUARTER       QUARTER      QUARTER       QUARTER
                              -----------   -----------  -----------   -----------
                               (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Complete basic..............  $     263.3   $     265.9  $     267.6   $     277.7
New product tier............          4.7           4.8          4.6           4.1
Premium service.............         45.7          47.3         46.7          46.9
Pay-per-view................         11.0          15.7          9.5          11.1
Advertising.................         21.3          25.8         25.5          30.7
Satellite...................         25.9          29.9         32.3          32.5
Other.......................         11.2          11.7         22.0          15.0
                              -----------   -----------  -----------   -----------
  Total revenues............        383.1         401.1        408.2         418.0
Programming costs...........         88.5          92.2         89.2          88.0
Plant operations............         38.1          38.2         33.2          23.8
Marketing...................         17.8          18.0         23.7          17.1
General and administrative..         74.8          77.1         82.7          88.9
Satellite operating and
 administrative.............         24.3          28.3         27.1          29.5
Depreciation................         72.9          85.3         81.4          90.4
Amortization................         17.0          19.0         21.6          17.0
                              -----------   -----------  -----------   -----------
Operating income............  $      49.7   $      43.0  $      49.3   $      63.3
                              ===========   ===========  ===========   ===========
Net income (loss)...........  $     (37.8)  $      61.2  $     (82.0)  $     (77.9)
                              ===========   ===========  ===========   ===========
Basic and diluted net income
 (loss) per share...........  $     (0.14)  $      0.23  $     (0.30)  $     (0.29)
                              ===========   ===========  ===========   ===========

                            COX COMMUNICATIONS, INC.

                                                  1996
                             ---------------------------------------------------
                                 1ST          2ND          3RD           4TH
                               QUARTER      QUARTER      QUARTER       QUARTER
                             -----------  -----------  -----------   -----------
                              (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Complete basic.............  $     247.9  $     246.7  $     246.1   $     255.3
New product tier...........          3.2          3.4          3.5           4.1
Premium service............         47.5         47.7         47.3          46.3
Pay-per-view...............         12.9          9.9         10.2          12.6
Advertising................         20.5         22.0         25.3          28.0
Satellite..................         17.7         19.3         22.0          24.2
Other......................          7.8          8.4          9.4          11.1
                             -----------  -----------  -----------   -----------
  Total revenues...........        357.5        357.4        363.8         381.6
Programming costs..........         82.7         79.5         81.8          82.9
Plant operations...........         34.8         34.5         35.8          35.8
Marketing..................         15.3         17.0         16.0          14.3
General and administrative.         72.6         73.2         72.9          78.6
Satellite operating and
 administrative............         15.7         17.6         19.3          23.1
Depreciation...............         55.9         63.2         61.0          84.1(a)
Amortization...............         18.5         17.6         17.4          17.5
                             -----------  -----------  -----------   -----------
Operating income...........  $      62.0  $      54.8  $      59.6   $      45.3
                             ===========  ===========  ===========   ===========
Net income (loss)..........  $       7.3  $      27.0  $     (28.1)  $     (57.8)
                             ===========  ===========  ===========   ===========
Basic and diluted net
 income (loss) per share...  $      0.03  $      0.10  $     (0.10)  $     (0.21)
                             ===========  ===========  ===========   ===========

--------
(a) Depreciation for the fourth quarter of 1996 includes accelerated depreciation of $18.5 million as a result of the upgrade and rebuild of the broadband network.

                           COX COMMUNICATIONS, INC.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Cox Communications, Inc.

  We have audited the accompanying consolidated balance sheets of Cox Communications, Inc. (Cox) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Cox's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Communications, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 6, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents incorporated by reference or filed with this Report

    (1) The financial statements required by Item 8 with respect to Cox Communications PCS, L.P. and Cox California PCS, Inc. are incorporated by reference herein (see Exhibit 99.1). The financial statements required by
  Item 8 with respect to Sprint Spectrum Holding Company, L.P. are incorporated by reference herein (see Exhibit 99.2). The financial statements required by Item 8 with respect to Teleport Communications Group Inc. are incorporated by reference herein (see Exhibit 99.3).

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

    (3) Exhibits required to be filed by Item 601 of Regulation S-K:

    Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
   2.1   -- Agreement and Plan of Merger, dated as of June 5, 1994, by and among The Times Mirror Company, New TMC Inc., Cox Communications,
           Inc. and Cox Enterprises, Inc. (Incorporated by reference to Exhibit
           2.1 to Cox's Registration Statement on Form S-4, File No. 33-80152,
           filed with the Commission on December 16, 1994.)
   2.2   -- Amendment No. 1, dated as of December 16, 1994, to Agreement and
           Plan of Merger by and among The Times Mirror Company, New TMC Inc.,
           Cox Communications, Inc. and Cox Enterprises, Inc. (Incorporated by
           reference to Exhibit 2.2 to Cox's Registration Statement on Form S-
           4, File No. 33-80152, filed with the Commission on December 16,
           1994.)
   2.3   -- Amendment No. 2, dated as of January 30, 1995, to Agreement and
           Plan of Merger by and among The Times Mirror Company, New TMC Inc.,
           Cox Communications, Inc., and Cox Enterprises, Inc. (Incorporated by
           reference to Exhibit 2.3 to Cox's Current Report on Form 8-K filed with the Commission on February 15, 1995.)
   3.1   -- Amended Certificate of Incorporation of Cox Communications, Inc.
           (Incorporated by reference to Exhibit 3.1 to Cox's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1994.)
   3.2   -- Certificate of Amendment to Certificate of Incorporation of Cox
           Communications, Inc. (Incorporated by reference to Exhibit 3.3 to
           Cox's Form 10-Q filed with the Commission on May 14, 1997.)
   3.3   -- Bylaws of Cox Communications, Inc. (Incorporated by reference to
           Exhibit 3.2 to Cox's Registration Statement on Form S-4, File No.
           33-80152, filed with the Commission on December 16, 1994.)
   4.1   -- Indenture dated as of June 27, 1995 between Cox Communications,
           Inc. and The Bank of New York, as Trustee, relating to the 6 3/8%
           Notes due 2000, 6 1/2% Notes due 2002, 6 7/8 Notes due 2005, 7 1/4%
           Debentures due 2015 and the 7 5/8% Debentures due 2025 of Cox
           Communications, Inc. (Incorporated by reference to Exhibit 4.1 to
           Cox's Registration Statement on Form S-1, File No. 33-99116, filed with the Commission on November 8, 1995.)
  10.1   -- Amended and Restated Agreement of Limited Partnership of MajorCo,
           L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI
           Network Services, Comcast Telephony Services and Cox Telephony
           Partnership. * (Incorporated by reference to Exhibit 10.1 to Cox's
           Current Report on Form 8-K filed with the Commission on February 9,
           1996.)
  10.2   -- Second Amended and Restated Joint Venture Formation Agreement,
           dated as of January 31, 1996, by and between Sprint Corporation,
           Tele-Communications, Inc., Comcast Corporation and Cox
           Communications, Inc. * (Incorporated by reference to Exhibit 10.2 to
           Cox's Current Report on Form 8-K filed with the Commission on
           February 9, 1996.)
  10.3   -- Parents Agreement, dated as of January 31, 1996 between Cox
           Communications, Inc and Sprint Corporation. * (Incorporated by
           reference to Exhibit 10.3 to Cox's Current Report on Form 8-K filed with the Commission on February 9, 1996.)
  10.4   -- Amended and Restated Agreement of Limited Partnership of PhillieCo,
           L.P., dated as of February 17, 1995, by and among Sprint Spectrum,
           Inc., TCI Network, Inc. and Cox Communications Wireless, Inc. *
           (Incorporated by reference to Exhibit 10.4 to the Annual Report on
           Form 10-K of Cox Communications, Inc., filed with the Commission on
           March 31, 1995.)
  10.5   -- Contribution Agreement, dated as of March 28, 1995, by and among
           TCI Network Services, Comcast Telephony Services, Cox Telephony
           Partnership, MajorCo, L.P. and Newtelco, L.P. * (Incorporated by
           reference to Exhibit 10.5 to the Annual Report on Form 10-K of Cox
           Communications, Inc., filed with the Commission on March 31, 1995.)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  10.6   -- Registration Rights Agreement, dated as of January 31, 1995, by and between Cox Communications, Inc., and Bank of America National Trust
           and Savings Association, Thomas Unterman, James F. Guthrie, James R.
           Simpson, Robert F. Erburu and David Laventhol, each as trustees for certain employee benefit plans of The Times Mirror Company.
           (Incorporated by reference to Exhibit 10.6 to the Annual Report on
           Form 10-K of Cox Communications, Inc., filed with the Commission on
           March 31, 1995.)
  10.7   -- Tax Allocation Agreement, dated as of February 1, 1995, by and between Cox Enterprises, Inc. and Cox Communications, Inc.
           (Incorporated by reference to Exhibit 10.7 to the Annual Report on
           Form 10-K of Cox Communications, Inc., filed with the Commission on
           March 31, 1995.)
  10.8   -- Asset Purchase Agreement, dated as of November 8, 1994, by and between Newport News Cablevision, Ltd. and Cox Cable Hampton Roads,
           Inc. (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Cox Communications, Inc., filed with the Commission on March 31, 1995.)
  10.9   -- Cox Executive Supplemental Plan of Cox Enterprises, Inc.
           (Incorporated by reference to Exhibit 10.5 to Cox's Registration
           Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)
  10.10  -- Cox Communications, Inc. Long-Term Incentive Plan. (Incorporated by
           reference to Exhibit 10.8 to Cox's Registration Statement on Form S-
           4, File No. 33-80152, filed with the Commission on December 16,
           1994.)
  10.11  -- Cox Communications, Inc. Restricted Stock Plan for Non-Employee
           Directors. (Incorporated by reference to Exhibit 10.9 to Cox's
           Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)
  10.12  -- 5-Year Credit Agreement, dated as of January 24, 1995, by and among
           Cox Communications, Inc., Texas Commerce Bank National Association
           and Chemical Bank, individually and as agents, and the other banks signatory thereto. * (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Cox Communications, Inc., filed with the Commission on March 31, 1995.)
  10.13  -- 364-Day Credit Agreement, dated January 24, 1995, by and among Cox
           Communications, Inc., Texas Commerce Bank National Association and
           Chemical Bank, individually and as agents, and the other banks signatory. * (Incorporated by reference to Exhibit 10.14 to the
           Annual Report on Form 10-K of Cox Communications, Inc., filed with the Commission on March 31, 1995.)
  10.14  -- Assumption and Amendment Agreement, dated as of February 1, 1995, among Cox Communications, Inc., Texas Commerce Bank National
           Association, individually and as agent, and the other bank signatory. (Incorporated by reference to Exhibit 10.15 to the Annual
           Report on Form 10-K of Cox Communications, Inc., filed with the
           Commission on March 31, 1995.)
  10.15  -- Form of Letter Agreement between Cox Enterprises, Inc. and Cox
           Communications, Inc. relating to the CEI Purchase. (Incorporated by reference to Exhibit 10.16 to Cox's Amendment No. 2 to Registration
           Statement on Form S-1, File No. 33-92000, filed with the Commission on June 21, 1995.)
  10.16  -- Share Exchange Agreement, dated August 11, 1995, among Southwestern
           Bell International Holdings (UK-1) Corporation, Southwestern Bell
           International Holdings (UK-2) Corporation, Cox UK Communications,
           LP, TeleWest plc, TeleWest Communications plc, SBC International,
           Inc., Cox Communications, Inc. and SBC Cable Comms (UK) relating to the TeleWest Merger. (Incorporated by reference to Exhibit 10.1 on
           Form 10-Q of Cox Communications, Inc., filed with the Commission on
           November 8, 1995.)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  10.17  -- Form of Co-Operation Agreement among Cox U.K. Communications, LP,
           Cox Communications, Inc., Southwestern Bell International Holdings
           (UK-1) Corporation and Southwestern Bell International Holdings (UK-
           2) Corporation, SBC International, Inc. and TeleWest plc relating to the TeleWest Merger. (Incorporated by reference to Exhibit 10.2 on
           Form 10-Q of Cox Communications, Inc., filed with the Commission on
           November 8, 1995.)
  10.18  -- Form of Share Dealing Agreement among Cox Communications, Inc., Cox
           U.K. Communications, LP, SBC International, Inc., Southwestern Bell
           International Holdings (UK-1) Corporation and Southwestern Bell
           International Holdings (UK-2) Corporation, Telecommunications
           International Holdings, Inc., US West International Holdings, Inc.
           and TeleWest plc relating to the TeleWest Merger. (Incorporated by reference to Exhibit 10.3 on Form 10-Q of Cox Communications, Inc.,
           filed with the Commission on November 8, 1995.)
  10.19  -- Asset Exchange Agreement, dated December 31, 1996, by and among
           Heritage Cablevision of Southeast Massachusetts, Inc., Heritage
           Cablevue, Inc., TCI Cablevision of St. Bernard, Inc., TCI of Council
           Bluffs, Inc., TCI of Virginia, Inc., UA-Columbia Cablevision of
           Massachusetts, Inc., United Cable Television of Sarpy County, Inc.,
           United Cable Television of Scottsdale, Inc., and TCI American Cable
           Holdings, L.P., and CoxCom, Inc.* (Incorporated by reference to
           Exhibit 10.17 on Form 10-K of Cox Communications, Inc., filed with the Commission on March 28, 1997.)
  10.20  -- Subscription Agreement, dated March 21, 1997, between Cox
           Communications, Inc. and Flextech plc.* (Incorporated by reference to Exhibit 10.17 on Form 10-K of Cox Communications, Inc., filed with the Commission on March 28, 1997.)
  10.21  -- Letter Agreement, dated February 24, 1993, between Ajit M. Dalvi and Cox Communications, Inc.
  10.22  -- Amendment, dated December 16, 1997, to Letter Agreement between
           Ajit M. Dalvi and Cox Communications, Inc.
  10.23  -- Letter Agreement, dated December 16, 1997, between Ajit M. Dalvi and Cox Communications, Inc.
  10.24  -- Merger and Contribution Agreement, dated as of February 6, 1998, among TCI Satellite Entertainment, Inc., PrimeStar, Inc., Time
           Warner Entertainment Company L.P., Advance/Newhouse Partnership,
           Comcast Corporation, Cox Communications, Inc., MediaOne of Delaware,
           Inc., GE American Communications, Inc. *
  10.25  -- Agreement and Plan of Merger, dated as of February 6, 1998, between
           PrimeStar, Inc. and Cox Satellite, Inc. *
  13     -- Portions of the 1997 Annual Report to Stockholders (expressly incorporated by reference in Part II, Item 5 of this Report).
  21     -- Subsidiaries of Cox Communications, Inc.
  23.1   -- Consent of Deloitte & Touche LLP, Atlanta, Georgia
  23.2   -- Consent of Deloitte & Touche LLP, Kansas City, Missouri
  23.3   -- Consent of Deloitte & Touche LLP, New York, New York
  23.4   -- Consent of Deloitte & Touche LLP, Costa Mesa, California
  24     -- Power of Attorney (included on page 76)
  27     -- Financial data schedule
  99.1   -- Combined financial statements of Cox Communications PCS, L.P. and
           Cox California PCS, Inc.
  99.2   -- Financial statements of Sprint Spectrum Holding Company, L.P.
  99.3   -- Financial statements of Teleport Communications Group Inc.
           * Schedules and exhibits intentionally omitted.

--------
(b) Current reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COX COMMUNICATIONS, INC.

                                          By:       /s/ James O. Robbins
                                             ----------------------------------
                                                    James O. Robbins
                                              President and Chief Executive
                                                         Officer

Date: March 18, 1998

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

              SIGNATURE                           TITLE                 DATE

       /s/ James C. Kennedy            Chairman of the Board of     March 18,
-------------------------------------  Directors                    1998
          JAMES C. KENNEDY

       /s/ James O. Robbins            President and Chief          March 18,
-------------------------------------  Executive Officer; Director  1998
          JAMES O. ROBBINS

        /s/ Jimmy W. Hayes             Senior Vice President,       March 18,
-------------------------------------  Finance and Chief            1998
           JIMMY W. HAYES              Financial Officer
                                       (principal financial
                                       officer)

         /s/ John M. Dyer              Vice President of            March 18,
-------------------------------------  Accounting and Financial     1998
            JOHN M. DYER               Planning (principal
                                       accounting officer)

     /s/ Janet Morrison Clarke         Director                     March 18,
-------------------------------------                               1998
        JANET MORRISON CLARKE

        /s/ John R. Dillon             Director                     March 18,
-------------------------------------                               1998
           JOHN R. DILLON

       /s/ David E. Easterly           Director                     March 18,
-------------------------------------                               1998
          DAVID E. EASTERLY

       /s/ Robert F. Erburu            Director                     March 18,
-------------------------------------                               1998
          ROBERT F. ERBURU

        /s/ Andrew J. Young            Director                     March 18,
-------------------------------------                               1998
           ANDREW J. YOUNG