Form 10-K405/A
period 1997-12-31
COX COMMUNICATIONS INC /DE/
filed 1998-03-27
CIK 25305

                                      LOGO

                                PROXY STATEMENT

                          FOR THE 1998 ANNUAL MEETING

                                 AND FORM 10-K

                                      1997

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-K
(MARK ONE)
[ X ]
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[ ]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM            TO

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth on the pages attached hereto:

                            COX COMMUNICATIONS, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    32
 Item 3.  Legal Proceedings..............................................    33
 Item 4.  Submission of Matters to a Vote of Security Holders............    33
                                    PART II
 Item 5.    Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    34
 Item 6.  Selected Financial Data........................................    34
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    35
 Item 7a. Quantitative and Qualitative Disclosure about Market Risk......    43
 Item 8.  Financial Statements and Supplementary Data....................    44
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    72
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    72
 Item 11. Executive Compensation.........................................    72
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    72
 Item 13. Certain Relationships and Related Transactions.................    72
                                    PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    72
 SIGNATURES...............................................................   76

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

                            COX COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEAR ENDED DECEMBER 31
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
                                         (THOUSANDS OF DOLLARS, EXCEPT PER
                                                    SHARE DATA)
REVENUES
  Complete basic.....................  $  1,074,495  $    995,952  $    900,869
  New product tier...................        18,151        14,222         8,227
  Premium service....................       186,625       188,809       184,586
  Pay-per-view.......................        47,314        45,610        42,343
  Advertising........................       103,271        95,840        81,858
  Satellite..........................       120,574        83,164        41,084
  Other..............................        59,934        36,688        27,279
                                       ------------  ------------  ------------
    Total revenues...................     1,610,364     1,460,285     1,286,246
COSTS AND EXPENSES
  Programming costs..................       357,880       326,857       293,943
  Plant operations...................       133,348       140,927       128,810
  Marketing..........................        76,570        62,589        55,954
  General and administrative.........       323,536       297,335       267,418
  Satellite operating and
   administrative....................       109,195        75,680        41,682
  Restructuring charge...............           --            --          5,139
  Depreciation.......................       329,951       264,188       198,788
  Amortization.......................        74,587        70,973        68,524
                                       ------------  ------------  ------------
OPERATING INCOME.....................       205,297       221,736       225,988
Interest expense.....................      (202,136)     (146,077)     (132,308)
Equity in net losses of affiliated
 companies...........................      (404,440)     (170,435)      (79,734)
Gain on sale and exchange of cable
 television systems..................        51,835           --            --
Gain on issuance of stock by
 affiliated companies................        90,796        50,100           --
Gain on sale of affiliated companies.       248,656         4,640       188,806
Loss on write down of affiliated
 company.............................      (183,914)          --            --
Other, net...........................         3,918        11,531           951
                                       ------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES....      (189,988)      (28,505)      203,703
Income taxes.........................       (53,496)       23,046        99,894
                                       ------------  ------------  ------------
NET INCOME (LOSS)....................  $   (136,492) $    (51,551) $    103,809
                                       ============  ============  ============
PER SHARE DATA
  Basic and diluted net loss per
   share.............................  $      (0.50) $      (0.19) $       0.41
  Basic weighted-average shares
   outstanding.......................   270,500,791   270,240,757   255,886,525
  Diluted weighted-average shares
   outstanding.......................   270,500,791   270,240,757   255,457,955

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

  10.21**-- Letter Agreement, dated February 24, 1993, between Ajit M. Dalvi and Cox Communications, Inc.
  10.22**-- Amendment, dated December 16, 1997, to Letter Agreement between
           Ajit M. Dalvi and Cox Communications, Inc.
  10.23**-- Letter Agreement, dated December 16, 1997, between Ajit M. Dalvi and Cox Communications, Inc.
  10.24**-- Merger and Contribution Agreement, dated as of February 6, 1998, among TCI Satellite Entertainment, Inc., PrimeStar, Inc., Time
           Warner Entertainment Company L.P., Advance/Newhouse Partnership,
           Comcast Corporation, Cox Communications, Inc., MediaOne of Delaware,
           Inc., GE American Communications, Inc. *
  10.25**-- Agreement and Plan of Merger, dated as of February 6, 1998, between
           PrimeStar, Inc. and Cox Satellite, Inc. *
  13**   -- Portions of the 1997 Annual Report to Stockholders (expressly incorporated by reference in Part II, Item 5 of this Report).
  21**   -- Subsidiaries of Cox Communications, Inc.
  23.1   -- Consent of Deloitte & Touche LLP, Atlanta, Georgia
  23.2   -- Consent of Deloitte & Touche LLP, Kansas City, Missouri
  23.3   -- Consent of Deloitte & Touche LLP, New York, New York
  23.4   -- Consent of Deloitte & Touche LLP, Costa Mesa, California


  24     -- Power of Attorney (included on page 76)
  27**   -- Financial data schedule
  99.1** -- Combined financial statements of Cox Communications PCS, L.P. and
           Cox California PCS, Inc.
  99.2** -- Financial statements of Sprint Spectrum Holding Company, L.P.
  99.3** -- Financial statements of Teleport Communications Group Inc.
           * Schedules and exhibits intentionally omitted.

          ** Previously Filed.

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

                                          COX COMMUNICATIONS, INC.

                                          By:       /s/ James O. Robbins
                                             ----------------------------------
                                                    James O. Robbins
                                              President and Chief Executive
                                                         Officer

Date: March 26, 1998


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF COX COMMUNICATIONS, INC. AND IN THE CAPACITIES AND ON THE 26TH OF MARCH, 1998.

              SIGNATURE                           TITLE
              ---------                           -----

                  *                    Chairman of the Board of
-------------------------------------  Directors
          JAMES C. KENNEDY

                  *                    President and Chief
-------------------------------------  Executive Officer; Director
          JAMES O. ROBBINS

                  *                    Senior Vice President,
-------------------------------------  Finance and Chief
           JIMMY W. HAYES              Financial Officer
                                       (principal financial
                                       officer)

                  *                    Vice President of
-------------------------------------  Accounting and Financial
            JOHN M. DYER               Planning (principal
                                       accounting officer)

                  *                    Director
-------------------------------------
        JANET MORRISON CLARKE

                  *                    Director
-------------------------------------
           JOHN R. DILLON

                  *                    Director
-------------------------------------
          DAVID E. EASTERLY

                  *                    Director
-------------------------------------
          ROBERT F. ERBURU

                  *                    Director
-------------------------------------
           ANDREW J. YOUNG

By: /s/ James O. Robbins
   ----------------------------------
        JAMES O. ROBBINS
        ATTORNEY-IN-FACT