Form 10-Q
period 1998-03-31
COX COMMUNICATIONS INC /DE/
filed 1998-05-13
CIK 25305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                         Commission File Number 1-13576

                         [LOGO OF COX COMMUNICATIONS]

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

          There were 257,501,060 shares of Cox Class A Common Stock outstanding as of May 1, 1998.

          There were 13,798,896 shares of Cox Class C Common Stock outstanding as of May 1, 1998.

                           Cox Communications, Inc.
                                   Form 10-Q
                     For the Quarter Ended March 31, 1998

                               Table of Contents

                                                                            Page
                                                                            ----
                        Part I - Financial Information

Item 1.  Financial  Statements............................................     2

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................    10

                          Part II - Other Information

Item 1.  Legal Proceedings...............................................     12
Item 6.  Exhibits and Reports on Form 8-K................................     12

Signatures...............................................................     13

                        Part I - Financial Information


Item 1.  Financial Statements


                           Cox Communications, Inc.
                          Consolidated Balance Sheets

                                                                        March 31     December 31
                                                                          1998          1997
                                                                       ----------    -----------
                                                                              (unaudited)
                                                                         (Thousands of Dollars)
Assets
Cash.................................................................  $   30,454    $   28,259
Restricted cash......................................................     197,810       204,210
Accounts and notes receivable, less allowance for doubtful
  accounts of $6,838 and $6,955                                           137,684       144,073
Net plant and equipment..............................................   2,055,315     1,979,063
Investments..........................................................   1,667,641     1,598,273
Intangible assets....................................................   2,429,130     2,458,717
Amounts due from Cox Enterprises, Inc. ("CEI").......................      14,042        50,856
Other assets.........................................................      91,458        93,150
                                                                       ----------    ----------
    Total assets.....................................................  $6,623,534    $6,556,601
                                                                       ==========    ==========
Liabilities and shareholders' equity
Accounts payable and accrued expenses................................  $  252,463    $  217,984
Deferred income......................................................      29,833        26,698
Deferred income taxes................................................     799,728       721,594
Other liabilities....................................................      76,527        84,179
Debt.................................................................   3,082,916     3,148,834
                                                                       ----------    ----------
    Total liabilities................................................   4,241,467     4,199,289
                                                                       ----------    ----------
Commitments and Contingencies (Note 8)

Shareholders' equity
  Preferred Stock, $1 par value; 5,000,000 shares authorized;
    none issued......................................................          --            --
  Class A Common Stock, $1 par value; 316,000,000 shares
    authorized; shares issued and outstanding: 257,479,229
    and 257,276,414..................................................     257,479       257,276
  Class C Common Stock, $1 par value; 14,000,000 shares
    authorized; shares issued and outstanding: 13,798,896............      13,799        13,799
  Additional paid-in capital.........................................   1,794,488     1,790,833
  Retained earnings (deficit)........................................     (22,314)       79,605
  Foreign currency translation adjustment............................      16,035        13,510
  Net unrealized gain on securities..................................     322,580       202,289
                                                                       ----------    ----------
    Total shareholders' equity.......................................   2,382,067     2,357,312
                                                                       ----------    ----------
    Total liabilities and shareholders' equity.......................  $6,623,534    $6,556,601
                                                                       ==========    ==========

                See notes to consolidated financial statements.

                           Cox Communications, Inc.
                     Consolidated Statements of Operations

                                                                             Three Months
                                                                            Ended March 31
                                                                     ---------------------------
                                                                          1998          1997
                                                                     -------------  ------------
                                                                              (unaudited)
                                                                        (Thousands of Dollars,
                                                                       excluding per share data)
Revenues
  Complete basic.................................................... $    284,368   $    267,889
  Premium service...................................................       45,647         45,746
  Pay-per-view......................................................       10,360         10,972
  Advertising.......................................................       24,962         21,273
  Satellite.........................................................       33,492         25,866
  Other.............................................................       16,963         11,364
                                                                     ------------   ------------
    Total revenues..................................................      415,792        383,110

Costs and expenses
  Programming costs.................................................       94,972         88,529
  Plant operations..................................................       32,751         38,111
  Marketing.........................................................       22,110         17,820
  General and administrative........................................       87,411         74,740
  Satellite operating and administrative............................       29,403         24,348
  Depreciation......................................................       87,040         72,847
  Amortization......................................................       18,557         17,050
                                                                     ------------   ------------
Operating income....................................................       43,548         49,665
Interest expense....................................................      (53,124)       (46,816)
Equity in net losses of affiliated companies........................     (141,778)       (81,281)
Gain on exchanges of cable television systems.......................           --         24,642
Gain on sale of affiliated companies................................           --          2,936
Other, net..........................................................        1,283          4,000
                                                                     ------------   ------------
Loss before income taxes............................................     (150,071)       (46,854)
Income taxes........................................................      (48,152)        (9,032)
                                                                     ------------   ------------
Net loss............................................................ $   (101,919)  $    (37,822)
                                                                     ============   ============

Per share data
  Basic net loss per share..........................................        (0.38)         (0.14)
  Basic weighted-average shares outstanding.........................  271,189,960    270,312,756

                See notes to consolidated financial statements.

                           Cox Communications, Inc.
                Consolidated Statements of Shareholders' Equity



                                                                                               Foreign         Net
                                                 Common Stock      Additional   Retained      currency      unrealized
                                  Preferred   -------------------   paid-in     earnings     translation     gain on
                                    Stock      Class A   Class C    capital     (deficit)    adjustment     securities      Total
                                  ---------   --------- ---------  ----------  -----------  -------------  ------------  -----------
                                                                          (unaudited)
                                                                     (Thousands of Dollars)
Balance at December 31, 1997.....        --   $ 257,276  $ 13,799   $1,790,833   $  79,605     $13,510       $202,289    $2,357,312
  Net loss.......................                                                 (101,919)                                (101,919)
  Issuance of stock related to
    stock compensation plans.....                   203                  3,655                                                3,858
  Foreign currency translation
    adjustment...................                                                                2,525                        2,525
  Change in net unrealized gain
    on securities................                                                                             120,291       120,291
                                  ---------   ---------  --------   ----------   ---------     -------       --------    ----------
Balance at March 31, 1998........        --   $ 257,479  $ 13,799   $1,794,488   $ (22,314)    $16,035       $322,580    $2,382,067
                                  =========   =========  ========   ==========   =========     =======       ========    ==========

                See notes to consolidated financial statements.

                      Cox Communications, Inc.
                Consolidated Statements of Cash Flows

                                                                            Three Months
                                                                           Ended March 31
                                                                       ----------- -----------
                                                                         1998        1997
                                                                       ----------- -----------
                                                                             (unaudited)
                                                                       (Thousands of Dollars)
Cash flows from operating activities
Net loss.............................................................   $(101,919)  $ (37,822)
Adjustments to reconcile net loss to net cash provided by
  operating activities, net of effects of acquisitions:
  Depreciation.......................................................      87,040      72,847
  Amortization.......................................................      18,557      17,050
  Equity in net losses of affiliated companies.......................     141,778      81,281
  Deferred income taxes..............................................      14,127         910
  Gain on exchanges of cable television systems......................          --     (24,642)
  Gain on sale of affiliated companies...............................          --      (2,936)
Decrease in accounts and notes receivable............................       6,389         583
Increase (decrease) in accounts payable and accrued expenses.........      36,051     (13,247)
Increase (decrease) in taxes payable.................................       1,204     (15,474)
Other, net...........................................................     (11,761)     (7,392)
                                                                        ---------   ---------
       Net cash provided by operating activities.....................     191,466      71,158
                                                                        ---------   ---------
Cash flows from investing activities
Capital expenditures.................................................    (156,827)   (181,404)
Investments in affiliated companies..................................     (12,782)   (129,393)
Proceeds from sale of affiliated companies...........................          --       6,983
Restricted cash invested.............................................       6,400          --
Payments for exchanges of cable television systems...................          --     (53,442)
Decrease in amount due from CEI......................................      36,814          --
Other, net...........................................................       1,467        (324)
                                                                        ---------   ---------
       Net cash used in investing activities.........................    (124,928)   (357,580)
                                                                        ---------   ---------
Cash flows from financing activities
Revolving credit borrowings (repayments), net........................    (799,999)    300,000
Commercial paper borrowings (repayments), net........................     532,929     (55,739)
Proceeds from issuance of debt.......................................     199,337          --
Repayment of debt....................................................      (2,031)     (4,305)
Proceeds from exercise of stock options..............................       3,858       1,012
Increase in amounts due to CEI.......................................          --      49,914
Increase in book overdrafts..........................................       1,563      24,394
                                                                        ---------   ---------
       Net cash provided (used) by financing activities..............     (64,343)    315,276
                                                                        ---------   ---------
Net increase in cash.................................................       2,195      28,854
Cash at beginning of period..........................................      28,259      42,349
                                                                        ---------   ---------
Cash at end of period................................................   $  30,454   $  71,203
                                                                        =========   =========

           See notes to consolidated financial statements.

                      Cox Communications, Inc.
                Consolidated Statements of Cash Flows
                             (Continued)

                                                                            Three Months
                                                                           Ended March 31
                                                                       ----------- -----------
                                                                          1998        1997
                                                                       ----------- -----------
                                                                             (unaudited)
                                                                       (Thousands of Dollars)
Significant noncash transactions
     Transfer of PCS license.........................................   $     --    $251,918

Additional cash flow information
     Interest paid...................................................   $ 25,485    $ 28,565
     Income taxes paid (refunded)....................................    (63,483)      5,532

           See notes to consolidated financial statements.

                            Cox Communications, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 1998

1.  Basis of Presentation and Other Information

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox Communications, Inc.'s ("Cox") Annual Report on Form 10-K for the year ended December 31, 1997.

    The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998 or any interim period.

2.  Summary of Significant Accounting Policies

    Comprehensive Income

    During the first quarter of 1998, Cox adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires prominent disclosure of comprehensive income. Comprehensive income for the three months ended March 31, 1998 was $20.9 million and the comprehensive loss for the three months ended March 31, 1997 was $95.9 million. Comprehensive income/loss includes consolidated net loss, foreign currency translation adjustment and the change in net unrealized gain/loss on securities for the periods presented.

    Reclassifications

    Certain amounts in the 1997 financial statements have been reclassified for comparative purposes.

3.   Acquisitions and Disposals of Business

     In May 1998, Cox signed a definitive agreement to acquire Prime South Diversified, Inc. ("PSDI") for a combination of Cox stock and cash. The transaction values all of the businesses of PSDI, comprised of 319,000 residential cable television customers, 105,000 hotel units and interests in various other non-consolidated operations in the greater Las Vegas area, at $1.3 billion. The closing of this transaction is subject to necessary government and regulatory approvals.

     In April 1998, Cox contributed its partnership interests and related assets and liabilities in PrimeStar Partners, L.P. to a new subsidiary of TCI Satellite Entertainment, Inc., PrimeStar, Inc., in exchange for $73.3 million and 19,835,000 shares of common stock of PrimeStar, Inc. totaling a 9.35% equity interest in PrimeStar, Inc. Cox will recognize a gain on this transaction during the second quarter.

     In April 1998, Cox and TCI Communications, Inc. ("TCIC"), part of Tele-Communications, Inc.'s TCI Group, signed a non-binding agreement to form a joint venture serving approximately 270,000 customers in several key Oklahoma communities. The partnership will operate TCIC's system serving approximately 150,000 customers in Tulsa and surrounding communities, along with Cox's system in the

Oklahoma City area, which serves approximately 120,000 customers. The partnership will be managed by Cox.

4.  Investments

    The summarized unaudited financial information presented below for significant equity method investments served as the basis for which Cox recorded its share of equity in net losses:


Three Months Ended
-----------------------
(Thousands of Dollars)
                                                                           Outdoor                           GEMS
                            Sprint PCS        Cox PCS         TCGI          Life         Speedvision      Television
                       ----------------------------------------------------------------------------------------------
March 31, 1998
-----------------------
Revenues                    $ 143,810        $ 21,588       $160,100       $ 4,787         $ 4,901        $ 3,212
Operating loss               (365,444)        (42,185)       (36,200)       (2,982)         (4,563)          (697)
Net loss                     (498,663)        (72,047)       (62,200)       (5,204)         (6,709)        (1,501)

March 31, 1997
-----------------------
Revenues                    $   9,467        $  1,079       $ 96,800       $ 2,517         $ 1,480        $ 2,459
Operating loss               (190,814)       $(41,271)       (23,600)       (4,712)         (7,073)        (1,869)
Net loss                     (215,503)        (55,645)       (45,000)       (4,863)         (7,278)        (2,880)

     During March 1998, FOX/Liberty Networks acquired a one-third ownership interest in each Speedvision and Outdoor Life Networks. Cox, whose ownership interest was 51.4% and 49.3% as of December 31, 1997, respectively, retained a one-third ownership stake in each network. Cox will recognize a minimal gain on this transaction during the second quarter.

5.    Debt

                                                                        March 31            December 31
                                                                          1998                 1997
                                                                      -----------------------------------
                                                                            (Thousands of Dollars)
Revolving credit facilities......................................           $       --        $799,999
Commercial Paper, net of unamortized discount of $6,548
  and $2,191.....................................................             1,211,872        683,300
Medium-term notes, net of unamortized discount of $1,283
  and $1,201.....................................................               463,266        263,352
Floating Rate Reset Notes, due June 15, 2009, net
  of unamortized discount of $2,759 and $2,820...................               147,241        147,180
6.375% Notes, due June 15, 2000, net of unamortized
  discount of $528 and $587......................................               424,472        424,414
6.5% Notes, due November 15, 2002, net of unamortized
  discount of $408 and $430......................................               199,592        199,570
6.875% Notes, due June 15, 2005, net of unamortized
  discount and hedging of $12,150 and $12,462....................               362,850        362,538
7.25% Debentures, due November 15, 2015, net of
  unamortized discount of $829 and $840..........................                99,171         99,160
7.625% Debentures, due June 15, 2025, net of unamortized
  discount and hedging of $17,908 and $17,953....................               132,093        132,047
Capitalized Lease Obligations....................................                42,359         37,274
                                                                   -----------------------------------
Total Debt.......................................................            $3,082,916     $3,148,834
                                                                   ===================================

    On January 22, 1998, Cox sold an $100 million medium term note pursuant to a Form S-3 Registration Statement (the "Shelf Registration"). The note is due January 15, 2018 with interest at a fixed rate of 6.85%. The net proceeds to Cox were approximately $98.8 million. In addition, on January 22, 1998 Cox sold a second $100 million medium term note under the Shelf Registration. The note is due January 15, 2028 with interest at a fixed of 6.95%. The net proceeds to Cox from the second note were approximately $98.8 million.

6.  Transactions with Affiliated Companies

    Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and CEI occurring periodically with interest at market rates (6.28% at March 31, 1998). Included in the amounts due
(to)/from CEI are the following transactions:

                                                                  (Thousands of Dollars)
       Balance, December 31, 1997...............................        $ 50,856
       Cash transferred from CEI................................         (82,432)
       Net operating expense allocations and reimbursement......          45,618
                                                                        --------
       Balance, March 31, 1998..................................        $ 14,042
                                                                        =========

7.   Shareholders Equity

     The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the three months ended March 31, 1998 and 1997:

                                                  Three months ended March 31, 1998
                                          ------------------------------------------------
                                              Income            Shares          Per-share
                                            (Numerator)       (Denominator)      Amount
                                          ---------------    --------------    -----------
      Net loss                            $(101,919,000)
                                          --------------
      Basic EPS                            (101,919,000)       271,189,960         $(0.38)
                                                                               ===========
      Effect of Dilutive Securities
        Options                                      --            364,252
        ESPP                                         --            648,949
                                          --------------      -------------
      Diluted EPS                         $(101,919,000)       272,203,161         $(0.37)
                                          ==============      =============    ===========

                                                  Three months ended March 31, 1997
                                          ------------------------------------------------
                                              Income            Shares          Per-share
                                            (Numerator)       (Denominator)      Amount
                                          ---------------    --------------    -----------
      Net loss                              $(37,822,000)
                                           --------------
      Basic EPS                              (37,822,000)      270,312,756          $(0.14)
                                                                               ============
      Effect of Dilutive Securities
        Options                                       --         1,474,861
        ESPP                                          --           926,199
                                          --------------      -------------
      Diluted EPS                          $(37,822,000)       272,713,816          $(0.14)
                                          ==============      =============    ============

8.   Commitments and Contingencies

     Cox is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox's consolidated financial position or consolidated results of operations. See "--Part II - Other Information -- Item 1. Legal Proceedings."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three-month period ended March 31, 1998 and 1997.

Recent Acquisitions and Exchanges

     In May 1998, Cox signed a definitive agreement to acquire Prime South Diversified, Inc. ("PSDI") for a combination of Cox stock and cash. The transaction values all of the businesses of PSDI, comprised of 319,000 residential cable television customers, 105,000 hotel units and interests in various other non-consolidated operations in the greater Las Vegas area, at $1.3 billion. The closing of this transaction is subject to necessary government and regulatory approvals.

     In April 1998, Cox contributed its partnership interests and related assets and liabilities in PrimeStar Partners, L.P. to a new subsidiary of TCI Satellite Entertainment, Inc., PrimeStar, Inc., in exchange for $73.3 million and 19,835,000 shares of common stock of PrimeStar, Inc. totaling a 9.35% equity interest in PrimeStar, Inc. Cox will recognize a gain on this transaction during the second quarter.

     In April 1998, Cox and TCI Communications, Inc. ("TCIC"), part of Tele-Communications, Inc.'s TCI Group, signed a non-binding agreement to form a joint venture serving approximately 270,000 customers in several key Oklahoma communities. The partnership will operate TCIC's system serving approximately 150,000 customers in Tulsa and surrounding communities, along with Cox's system in the Oklahoma City area, which serves approximately 120,000 customers. The partnership will be managed by Cox.

Three Months Ended March 31, 1998 Compared with Three Months Ended March 31,
1997

     Revenues for the three months ended March 31, 1998 were $415.8 million, a 9% increase over revenues of $383.1 million for the three months ended March 31, 1997. Basic customers were 3,256,820, a 2.5% increase over customers at March 31, 1997 after adjusting for the trades and sales of cable systems during 1997.

     Complete basic revenues for the first quarter of 1998 increased 6% over the same period in 1997 to $284.4 million due to customer growth and average rate increases of 6% implemented primarily in the fourth quarter of 1997. These increases are the result of new channel additions, increased programming costs and pass-through of inflation adjustments.

     Premium service revenues for the current quarter were $45.6 million, down slightly compared to the comparable period of 1997. Although premium units decreased to 1,852,077 at March 31, 1998 from 1,999,568 at March 31, 1997 due to the completion of a premium channel promotion during early 1997, the average rate and contribution per unit increased in the current quarter. Advertising revenues increased 17% to $25 million due to growth in local and national advertising sales during 1998.

     Revenues from satellite operations were $33.5 million for the current quarter, a 29% increase over revenues of $25.9 million for the same quarter in 1997 as PrimeStar customers increased to 183,723 at March 31, 1998 from 145,040 at March 31, 1997. Cox consummated the merger of its PrimeStar distribution businesses on April 1, 1998 and currently owns 9.35% of the newly combined PrimeStar, Inc. As a result of the merger, Cox's PrimeStar operations will no longer be reflected in its consolidated operating cash flow. Other revenues increased to $17.0 million for the first quarter 1998 due to strong growth in high-speed data and telephony services.

     Programming costs were $95.0 million for the first quarter of 1998, an increase of 7% over the same period in 1997 due to customer growth, programming rate increases and new channel additions. Plant operations expenses decreased 14% to $32.8 million and included the effect of a revised cost component factor used to capitalize indirect costs relating to network construction activity. Marketing costs increased to $22.1 million for the current quarter due in part to costs associated with rollout of high-speed data and telephony services. General and administrative expenses for the first quarter of 1998 increased 17% to $87.4 million due primarily to direct costs associated with high-speed data and telephony services and annual salary increases.

     Operating income before depreciation and amortization ("EBITDA") is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA increased 7% to $149.1 million for the first quarter of 1998. EBITDA for the core video business, which excludes revenues and $12.1 million of direct costs associated with high-speed data and telephony services and satellite operations, grew 7% to $149.4 million compared to the first quarter of 1997.

     The EBITDA margin (EBITDA as a percentage of revenues) for the current quarter was 35.9%, a decrease from 36.4% for the first quarter of 1997 due to the increase in the direct costs of high-speed data and telephony services. The core video business EBITDA margin was 39.9% for the quarter, an increase from 39.6% for the comparable quarter of 1997.

     Depreciation was $87.0 million for the first quarter of 1998, a 19% increase compared to the same period in 1997 due to the continued upgrade and rebuild of the broadband network. Operating income for the first quarter of 1998 was $43.5 million, a decrease of 12% compared to the same period in 1997.

     Interest expense increased $6.3 million to $53.1 million for the first quarter of 1998 due to an increase in debt outstanding. Equity in net losses of affiliated companies was $141.8 million primarily due to losses of $76.9 million, $32.4 million and $18.9 million associated with Sprint PCS, Cox PCS and Teleport, respectively.

     Net loss for the current quarter was $101.9 million as compared to net loss of $37.8 million for the first quarter of 1997.


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

     Capital expenditures are primarily directed at upgrading and rebuilding broadband cable networks in preparation for the delivery of additional services. Capital expenditures for 1998 are expected to range between $725 million and $775 million. Capital expenditures during the three months ended March 31, 1998 were $156.8 million.

     Funding requirements in 1998 for investments in affiliated companies are expected to be approximately $70 million, primarily for Sprint PCS. Investments in affiliated companies during the three months ended March 31, 1998 of $12.8 million consists primarily of additional equity funding to Sprint PCS.

     During the three months ended March 31, 1998, net repayments of $800 million were made for the revolving credit borrowings.

Sources of Cash

     Cox generated $191.5 million from operating activities during the three months ended March 31, 1998. Proceeds from borrowings of $532.9 million under the commercial paper program and $199.3 million of medium term notes under the Shelf Registration program were used to refinance revolving credit borrowings mentioned above.

     Cox Enterprises, Inc. ("CEI") continues to perform day-to-day cash management services for Cox with settlements of balances between Cox and CEI occurring periodically at market interest rates. At March 31, 1998, an intercompany receivable of $14.0 million was due to Cox from CEI.

                          Part II - Other Information


Item 1.  Legal Proceedings

     On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On February 13, 1998, the Court granted Cox's motion to stay the suit and referred it on grounds of Primary Jurisdiction to the Federal Communications Commission for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. On April 14, 1998, plaintiffs filed a petition for a peremptory writ of mandate with the California Court of Appeals. The petition was denied on May 6, 1998. The outcome of this matter cannot be predicted at this time.

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

     On May 12, 1998, the United States Department of Justice filed a three-count antitrust complaint styled United States v. PrimeStar, Inc., et al.,
                                       --------------------------------
in the United States District Court for the District of Columbia, naming Cox as one of twelve defendants. The complaint seeks to enjoin the consummation of a June 11, 1997 Asset Acquisition Agreement by which PrimeStar, Inc. would acquire direct broadcast satellite ("DBS") assets owned by defendants MCI Communications Corp., The News Corporation Limited, and K. Rupert Murdoch. The complaint alleges that PrimeStar Inc. is controlled by its cable shareholders (Tele-Communications, Inc.; Time Warner Entertainment Co., L.P.; MediaOne Group; Comcast Corp.; and Cox) and that the acquisition of the DBS assets would violate
Section 7 of the Clayton Act by reducing competition in a "multichannel video programming service market" in which DBS operators compete with locally-franchised cable operators. The complaint also alleges that all of the defendants have violated Section 1 of the Sherman Act by agreeing to purchase and sell the DBS satellite assets, and that defendants PrimeStar and the cable company shareholders (including Cox) have violated Section 2 of the Sherman Act by seeking to acquire the DBS assets. The complaint seeks a preliminary and permanent injunction against the consummation of the Asset Acquisition Agreement, or alternatively that the PrimeStar cable owners be required to divest their ownership interests in PrimeStar, Inc.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27 -- Financial Data Schedule

         (b)  Reports on Form 8-K filed during the quarter ended March 31, 1998:
              None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Cox Communications, Inc.



   /s/ Jimmy W. Hayes                             Date:  May 13, 1998
--------------------------------------
  Jimmy W. Hayes
  Senior Vice President, Finance and
  Chief Financial Officer
  (Principal Financial Officer)