Form 10-Q
period 1998-06-30
COX COMMUNICATIONS INC /DE/
filed 1998-08-05
CIK 25305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1998

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

            There were 257,607,609 shares of Cox Class A Common Stock outstanding as of August 1, 1998.

            There were 13,798,896 shares of Cox Class C Common Stock outstanding as of August 1, 1998.

                           COX COMMUNICATIONS, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998


                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.............................................    2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................   12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......   16


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................   16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   17

SIGNATURES................................................................   18

                           Part I - Financial Information

Item 1.     Financial Statements

                              Cox Communications, Inc.
                            Consolidated Balance Sheets
                                                                                          June 30     December 31
                                                                                           1998          1997
                                                                                       ------------   ------------
                                                                                               (unaudited)
                                                                                         (Thousands of Dollars)
Assets
Cash................................................................................ $      20,648  $     28,259
Restricted Cash.....................................................................            --       204,210
Accounts and notes receivable, less allowance for doubtful
  accounts of $6,930 and $6,955.....................................................       138,311       144,073
Net plant and equipment.............................................................     2,117,980     1,979,063
Investments.........................................................................     2,037,857     1,598,273
Intangible assets...................................................................     2,620,866     2,458,717
Amounts due from Cox Enterprises, Inc ("CEI").......................................            --        50,856
Other assets........................................................................        87,166        93,150
                                                                                       ------------   ------------
     Total assets................................................................... $   7,022,828  $  6,556,601
                                                                                       ============   ============
Liabilities and shareholders' equity
Accounts payable and accrued expenses............................................... $     255,918  $    217,984
Deferred income.....................................................................        27,377        26,698
Deferred income taxes...............................................................       941,247       721,594
Other liabilities...................................................................        73,359        84,179
Debt................................................................................     3,071,280     3,148,834
Amounts due to CEI..................................................................        49,689            --
                                                                                       ------------   ------------
     Total liabilities..............................................................     4,418,870     4,199,289
                                                                                       ------------   ------------
Shareholders' equity
  Preferred Stock, $1 par value; 5,000,000 shares authorized;
     none issued....................................................................           --            --
  Class A Common Stock, $1 par value; 316,000,000 shares
     authorized; shares issued and outstanding: 257,562,179
     and 257,276,414................................................................       257,562       257,276
  Class C Common Stock, $1 par value; 14,000,000 shares
     authorized; shares issued and outstanding: 13,798,896..........................        13,799        13,799
  Additional paid-in capital........................................................     1,796,291     1,790,833
  Retained earnings (deficit).......................................................       (34,560)       79,605
  Foreign currency translation adjustment...........................................        15,332        13,510
  Net unrealized gain on securities.................................................       555,534       202,289
                                                                                       ------------   ------------
     Total shareholders' equity.....................................................     2,603,958     2,357,312
                                                                                       ------------   ------------
     Total liabilities and shareholders' equity..................................... $   7,022,828  $  6,556,601
                                                                                       ============   ============

See notes to consolidated financial statements.




                           COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS                       SIX MONTHS
                                                                     ENDED JUNE 30                      ENDED JUNE 30
                                                             -----------------------------       -----------------------------
                                                                1998              1997              1998              1997
                                                             -----------       -----------       -----------       -----------
                                                                                       (UNAUDITED)
                                                                     (THOUSANDS OF DOLLARS, EXCLUDING PER SHARE DATA)
Revenues
   Complete basic.........................................  $   291,016        $   270,448       $   575,384       $   538,337
   Premium service........................................       46,548             47,289            92,195            93,035
   Pay-per-view...........................................        7,990             15,703            18,350            26,675
   Advertising............................................       33,432             25,809            58,394            47,082
   Data...................................................        4,003                321             6,778               349
   Telephony..............................................        6,607              3,176            11,579             5,761
   Satellite..............................................           --             29,884            33,492            55,750
   Other..................................................        8,699              8,468            17,915            17,219
                                                            -----------        -----------       -----------       -----------
     Total revenues.......................................      398,295            401,098           814,087           784,208
Costs and expenses
   Programming costs......................................       95,692             92,203           190,664           180,732
   Plant operations.......................................       30,789             38,190            63,540            76,301
   Marketing..............................................       25,005             17,989            47,115            35,809
   General and administrative.............................       94,848             77,213           182,259           151,951
   Satellite operating and administrative.................           --             28,264            29,403            52,613
   Depreciation...........................................       80,405             85,296           167,445           158,143
   Amortization...........................................       17,794             18,977            36,351            36,027
                                                            -----------        -----------       -----------       -----------
Operating income..........................................       53,762             42,966            97,310            92,632
Interest expense..........................................      (51,004)           (50,170)         (104,128)          (96,986)
Equity in net losses of affiliated companies..............     (128,907)           (81,827)         (270,685)         (163,108)
Gain on exchanges of cable television systems.............           --                 --                --            24,642
Gain on sale of affiliated companies......................       77,150            190,844            77,150           193,780
Gain on sale of businesses................................       37,274                 --            37,274                --
Other, net................................................        3,501               (907)            4,784             3,093
                                                            -----------        -----------       -----------       -----------
Income (loss) before income taxes.........................       (8,224)           100,906          (158,295)           54,053
Income taxes..............................................        4,022             39,742           (44,130)           30,711
                                                            -----------        -----------       -----------       -----------
Net income (loss).........................................  $   (12,246)       $    61,164       $  (114,165)      $    23,342
                                                            ===========        ===========       ===========       ===========

Per share data
  Basic and diluted net income (loss) per share...........  $     (0.05)       $      0.23       $     (0.42)      $      0.09
  Basic weighted-average shares outstanding...............  271,345,485        270,335,907       271,268,152       270,324,395
  Diluted weighted-average shares outstanding.............  268,680,816        269,244,961       268,716,498       269,257,497

See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Foreign         Net
                                                 Common Stock       Additional  Retained      currency     unrealized
                                 Preferred  ---------------------    paid-in    earnings     translation    gain on
                                  Stock     Class A     Class C      capital    (deficit)    adjustment    securities      Total
                                 --------   ---------  ----------  -----------  ----------  ------------   ----------   ------------
                                                                      (unaudited)
                                                                 (Thousands of Dollars)
Balance at December 31, 1997....       --   $257,276    $13,799    $1,790,833   $  79,605      $13,510      $202,289     $2,357,312
  Net loss......................                                                 (114,165)                                 (114,165)
  Issuance of stock related to
     stock compensation plans...                 286                   5,458                                                  5,744
  Foreign currency translation
    adjustment..................                                                                 1,822                        1,822
  Change in net unrealized gain
    on securities...............                                                                              353,245       353,245
                                  -------   --------  -------     ----------    ---------      -------       --------    ----------
Balance at June 30, 1998........      --    $257,562  $13,799     $1,796,291    $ (34,560)     $15,332       $555,534    $2,603,958
                                  =======   ========  =======     ==========    =========      =======       ========    ==========

See notes to consolidated financial statements.

                          Cox Communications, Inc.
                    Consolidated Statements of Cash Flows

                                                                                             Six Months
                                                                                            Ended June 30
                                                                                     ----------------------------
                                                                                        1998              1997
                                                                                     ----------        ----------
                                                                                             (unaudited)
                                                                                        (Thousands of Dollars)
Cash flows from operating activities
Net income (loss)............................................................      $  (114,165)      $    23,342
Adjustments to reconcile net income to net cash provided
  by operating activities, net of effects of acquisitions:
  Depreciation...............................................................          167,445           158,143
  Amortization...............................................................           36,351            36,027
  Equity in net losses of affiliated companies...............................          270,685           163,108
  Deferred income taxes......................................................           14,939           (19,219)
  Gain on exchanges of cable television systems..............................              --            (24,642)
  Gain on sale of affiliated companies.......................................          (77,150)         (193,780)
  Gain on sale of businesses.................................................          (37,274)              --
(Increase) decrease in accounts and notes receivable.........................            6,534            (1,672)
Increase (decrease) in accounts payable and accrued expenses.................            6,314           (36,811)
Increase (decrease) in taxes payable.........................................           (1,767)           85,032
Other, net...................................................................           (7,577)          (11,249)
                                                                                    ----------        ----------
       Net cash provided by operating activities.............................          264,335           178,279
                                                                                    ----------        ----------

Cash flows from investing activities
Capital expenditures.........................................................         (357,035)         (361,855)
Investments in affiliated companies..........................................          (35,036)         (251,494)
Proceeds from sale of affiliated companies...................................           63,183             6,983
Proceeds from sale of businesses.............................................           73,957               --
Restricted cash invested.....................................................          204,210               --
Payments for purchases of cable television systems...........................         (258,067)              --
Payments for exchanges of cable television systems...........................              --            (53,442)
Decrease in amounts due from CEI.............................................           50,856               --
Other, net...................................................................           (4,486)           (4,058)
                                                                                    ----------        ----------
       Net cash used in investing activities.................................         (262,418)         (663,866)
                                                                                    ----------        ----------

Cash flows from financing activities
Short-term debt borrowings (repayments), net.................................         (800,000)          400,000
Commercial paper borrowings (repayments), net................................          522,009           (20,239)
Proceeds from issuance of debt...............................................          199,337           150,000
Repayment of debt............................................................           (9,825)           (7,113)
Proceeds from exercise of stock options......................................            5,744             1,311
Increase (decrease) in amounts due to CEI....................................           49,689           (35,120)
Increase in book overdrafts..................................................           23,518            32,843
                                                                                    ----------        ----------
       Net cash provided by (used in) financing activities...................           (9,528)          521,682
                                                                                    ----------        ----------

Net increase (decrease) in cash..............................................           (7,611)           36,095
Cash at beginning of period..................................................           28,259            42,349
                                                                                    ----------        ----------
Cash at end of period........................................................      $    20,648       $    78,444
                                                                                     =========         =========

See notes to consolidated financial statements.


                           COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                  SIX MONTHS
                                                                 ENDED JUNE 30
                                                            ------------------------
                                                               1998          1997
                                                            ----------    ----------
                                                                  (UNAUDITED)
                                                             (THOUSANDS OF DOLLARS)
Significant noncash transactions
     Transfer of PCS license...............................  $    --      $ 251,918
     Flextech merger stock exchange........................       --        203,119
     Gemstar merger stock exchange.........................       --         19,373
     Value of PrimeStar, Inc. shares received..............    94,696            --

Additional cash flow information
     Interest paid.........................................  $ 99,252     $ 102,403
     Income taxes refunded.................................   (57,302)      (35,101)


See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1998

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998 or any interim period.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Comprehensive Income

     During the first quarter of 1998, Cox adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires prominent disclosure of comprehensive income. Comprehensive income (loss) was $220.0 million and $(48.7) million for the three months ended June 30, 1998 and 1997, respectively, and $240.9 million and $50.3 million for the six months ended June 30, 1998 and 1997, respectively. Comprehensive income (loss) includes consolidated net income (loss) and the change in the foreign currency translation adjustment and net unrealized gain (loss) on securities for the periods presented.

     Recently Issued Accounting Pronouncements

     In June 1997, Statement of Financial Accounting Standards No. 131
("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information," was issued. This Statement requires that a public company report segment profit or loss, certain specific revenue and expense items, segment assets, and certain descriptive information about the determination of business segments. SFAS No. 131 is effective for Cox's annual 1998 financial statements and interim 1999 financial statements. Management has determined there will be no effect on Cox's financial statements as a result of the adoption of SFAS No. 131.

     In June 1998, Statement of Financial Accounting Standards No. 133
("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The effect on the financial statements upon adoption of SFAS No. 133 has not been determined.

     Reclassifications

     Certain amounts in the 1997 financial statements have been reclassified for comparative purposes.

 3.  ACQUISITIONS AND DISPOSALS OF BUSINESS

     In June 1998, Cox acquired a cable television system serving approximately 115,000 customers in Tucson, Sierra Vista and portions of Pima County, Arizona from TCI Communications, Inc. ("TCIC"), part of Tele-Communications, Inc.'s TCI Group, for approximately $250.0 million.

     In May 1998, Cox acquired a cable television system serving approximately 14,000 customers in Douglas County, Nebraska from Advance/Newhouse Partnership for approximately $8.0 million. Cox operates this system as part of its cluster of systems in the Omaha area.

     In April 1998, Cox contributed its partnership interests and net assets in and operations of PrimeStar Partners, L.P. to a new subsidiary of TCI Satellite Entertainment, Inc., PrimeStar, Inc., in exchange for $74.0 million and 18,939,217 shares of common stock of PrimeStar, Inc. The transaction resulted in recording a 9.43% equity interest in PrimeStar, Inc. and a pre-tax gain of $37.3 million.

     In May 1998, Cox signed a definitive agreement to acquire Prime South Diversified, Inc. ("PSDI") for a combination of Cox stock and cash. The transaction values all of the businesses of PSDI, comprised of 319,000 residential cable television customers, 105,000 hotel units and interests in various other non-consolidated operations in the greater Las Vegas area, at $1.3 billion. The closing of this transaction is subject to necessary government and regulatory approvals and is expected to occur in fourth quarter 1998.

     In April 1998, Cox and TCIC signed a non-binding agreement to form a joint venture serving approximately 270,000 customers in several key Oklahoma communities. The partnership will operate TCIC's system serving approximately 150,000 customers in Tulsa and surrounding communities, along with Cox's system in the Oklahoma City area, which serves approximately 120,000 customers. The partnership will be managed by Cox.

 4.  INVESTMENTS

     The summarized unaudited financial information presented below for significant equity method investments served as the basis for which Cox recorded its share of equity in net losses:


THREE MONTHS ENDED
-----------------------
(Thousands of Dollars)
                                                                             OUTDOOR                            GEMS
                              SPRINT PCS        COX PCS         TCGI          LIFE         SPEEDVISION       TELEVISION
                             ------------------------------------------------------------------------------------------
JUNE 30, 1998
-------------
REVENUES                       $ 192,294       $ 24,060       $295,300       $ 5,484           $ 6,729         $ 3,102
OPERATING LOSS                  (387,457)       (54,500)       (28,300)       (3,870)           (9,326)         (1,264)
NET LOSS                        (542,205)       (80,344)       (55,900)       (3,743)           (9,215)         (2,440)

JUNE 30, 1997
-------------
REVENUES                          25,386          1,793        115,700         2,841             1,880           2,560
OPERATING LOSS                  (277,712)       (31,217)       (28,600)       (4,798)           (8,113)         (1,794)
NET LOSS                        (331,332)       (47,512)       (51,400)       (5,056)           (8,454)         (2,803)


SIX MONTHS ENDED
-----------------------
(THOUSANDS OF DOLLARS)
                                                                              OUTDOOR                            GEMS
                               SPRINT PCS        COX PCS         TCGI          LIFE         SPEEDVISION       TELEVISION
                              ------------------------------------------------------------------------------------------
JUNE 30, 1998
REVENUES                     $   336,104       $  45,648      $ 455,400       $10,271          $ 11,630         $ 6,314
OPERATING LOSS                  (752,901)        (96,685)       (64,600)       (6,852)          (13,889)         (1,961)
NET LOSS                      (1,040,868)       (152,391)      (118,100)       (8,947)          (15,924)         (3,941)

JUNE 30, 1997
REVENUES                          34,853           2,872        212,500         5,358             3,360           5,019
OPERATING LOSS                  (468,526)        (72,488)       (52,200)       (9,510)          (15,186)         (3,663)
NET LOSS                        (546,835)       (103,157)       (96,400)       (9,919)          (15,732)         (5,683)

     In July 1998, Cox's equity ownership in Teleport Communications Group ("TCG") was converted into shares of AT&T Corp. ("AT&T") common stock as a result of the consummation of the merger between AT&T and TCG. TCG agreed to a merger with AT&T in January 1998 under which TCG shareholders exchanged each share of TCG for 0.943 of a share of AT&T common stock. Cox will recognize a gain on this transaction during the third quarter.

     In June 1998, Cox exercised its option to put 20% of its interest in Cox PCS to Sprint PCS, which resulted in a pre-tax gain of $62.2 million.

     During March 1998, FOX/Liberty Networks acquired a one-third ownership interest in each Speedvision and Outdoor Life Networks. Cox, whose ownership interest was 51.4% and 49.3% as of December 31, 1997, respectively, retained a one-third ownership stake in each network. Cox recognized a minimal gain on this transaction during the second quarter.

 5.  DEBT

                                                                            JUNE 30            DECEMBER 31
                                                                              1998                1997
                                                                     -----------------------------------------
                                                                              (THOUSANDS OF DOLLARS)
Revolving credit facilities......................................          $       --           $  799,999

Commercial Paper, net of unamortized discount of $8,966
and $2,191.......................................................           1,198,534              683,300

Medium-term notes, net of unamortized discount of $1,252
and $1,201.......................................................             463,301              263,352

Floating Rate Reset Notes, due June 15, 2009, net
of unamortized discount of $2,698 and $2,820.....................             147,302              147,180

6.375% Notes, due June 15, 2000, net of unamortized
discount of $469 and $587........................................             424,531              424,414

6.5% Notes, due November 15, 2002, net of unamortized
discount of $386 and $430........................................             199,614              199,570

6.875% Notes, due June 15, 2005, net of unamortized
discount and hedging of $11,833 and $12,462......................             363,167              362,538

7.25% Debentures, due November 15, 2015, net of
unamortized discount of $817 and $840............................              99,183               99,160

7.625% Debentures, due June 15, 2025, net of unamortized
discount and hedging of $17,861 and $17,953......................             132,139              132,047

Capitalized Lease Obligations....................................              43,509               37,274
                                                                           -------------------------------
    Total Debt...................................................          $3,071,280           $3,148,834
                                                                           ===============================

     In July 1998, Cox filed a Form S-3 Registration Statement (The "1998
Shelf Registration") with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $1 billion. During July 1998, Cox issued $200 million of 6.4% Notes under the 1998 Shelf Registration maturing August 1, 2008 and $200 million of 6.8% Debentures maturing August 1, 2028. The net proceeds to Cox were approximately $395.4 million.

     In addition, during July 1998, Cox issued $250 million of 6.15% Reset Put Securities due August 1, 2033 ("REPS") under the 1998 Shelf Registration. The REPS are subject to mandatory redemption from the existing holders on August 1, 2003 through either (i) the exercise by the Remarketing Dealer of its right to purchase the REPS for remarketing, or (ii) the repurchase of the REPS by Cox. If remarketed, the Remarketing Dealer will, based on Cox's then current credit spreads, determine the interest to be paid on the REPS. Upon issuance of the REPS, the Remarketing Dealer paid Cox a premium of $11.4 million for the right to serve as the Remarketing Dealer. Amortization of the premium will be reflected as adjustments to interest expense. The net proceeds to Cox were approximately $259.4 million.

     In anticipation of the issuance of these debt securities, Cox had entered into a series of transactions under a forward treasury lock agreement in order to hedge its interest rate exposure. Such hedging transactions totaled a notional amount of $50 million for the Notes due August 1, 2008, $50 million for the Debentures due August 1, 2028 and $50 million for the REPS due August 1, 2033. The hedging transactions were settled at a minimal cost which will be reflected as adjustments to interest expense over the life of the debt securities.

     On January 22, 1998, Cox sold $100 million in medium term notes pursuant to a Form S-3 Registration Statement filed April 1996 (the "1996 Shelf Registration"). The notes are due January 15, 2018 with interest at a fixed rate of 6.85%. The net proceeds to Cox were approximately $98.8 million. In addition, on January 22, 1998 Cox sold a second series of $100 million medium term notes under the 1996 Shelf Registration. The notes are due January 15, 2028 with interest at a fixed rate of 6.95%. The net proceeds to Cox from the second series of notes were approximately $98.8 million.

 6.  TRANSACTIONS WITH AFFILIATED COMPANIES

     Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and CEI occurring periodically with interest at market rates (6.34% at June 30, 1998). Included in the amounts due
(to)/from CEI are the following transactions:

                                                         (THOUSANDS OF DOLLARS)
     Balance, December 31, 1997..........................     $   50,856
     Cash transferred from CEI...........................       (121,518)
     Net operating expense allocations and reimbursement.         20,973
                                                              ----------
     Balance, June 30, 1998..............................     $  (49,689)
                                                              ==========

 7.  SHAREHOLDERS EQUITY

     The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the three and six months ended June 30, 1998 and 1997:

                                                Three months ended June 30, 1998
                                  ----------------------------------------------------------
                                     Income/(loss)            Shares             Per-share
                                      (Numerator)          (Denominator)           Amount
                                  -----------------     ----------------     ---------------
        Net loss                       $(12,246,000)
                                  -----------------
        BASIC EPS                       (12,246,000)         271,345,485              $(0.05)
                                                                             ===============
        EFFECT OF DILUTIVE
        SECURITIES
          Options                                --           (1,657,853)
          ESPP                                   --           (1,006,816)
                                  -----------------     ----------------
        DILUTED EPS                    $(12,246,000)         268,680,816              $(0.05)
                                  =================     ================     ===============

                                                Three months ended June 30, 1997
                                  ----------------------------------------------------------
                                     Income/(loss)            Shares             Per-share
                                      (Numerator)          (Denominator)          Amount
                                  -----------------     ----------------     ---------------
        Net income                      $61,164,000
                                  -----------------
        BASIC EPS                        61,164,000          270,335,907               $0.23
                                                                             ===============
        EFFECT OF DILUTIVE
        SECURITIES
          Options                                --             (381,000)
          ESPP                                   --             (709,946)
                                  -----------------     ----------------
        DILUTED EPS                     $61,164,000          269,244,961               $0.23
                                  =================     ================     ===============

                                                 Six months ended June 30, 1998
                                  ----------------------------------------------------------
                                     Income/(loss)            Shares             Per-share
                                      (Numerator)          (Denominator)           Amount
                                  -----------------     ----------------     ---------------
        Net loss                      $(114,165,000)
                                  -----------------
        BASIC EPS                      (114,165,000)         271,268,152              $(0.42)
                                                                             ===============
        EFFECT OF DILUTIVE
        SECURITIES
          Options                                --           (1,563,616)
          ESPP                                   --             (988,038)
                                  -----------------     ----------------
        DILUTED EPS                   $(114,165,000)         268,716,498              $(0.42)
                                  =================     ================     ===============

                                                 Six months ended June 30, 1997
                                  ----------------------------------------------------------
                                     Income/(loss)            Shares             Per-share
                                      (Numerator)          (Denominator)          Amount
                                  -----------------     ----------------     ---------------
        Net income                      $23,342,000
                                  -----------------
        BASIC EPS                        23,342,000          270,324,395               $0.09
                                                                             ===============
        EFFECT OF DILUTIVE
        SECURITIES
          Options                                --             (357,467)
          ESPP                                   --             (709,431)
                                  -----------------     ----------------
        DILUTED EPS                     $23,342,000          269,257,497               $0.09
                                  =================     ================     ===============


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying historical Consolidated Statements of Income for the three-month period ended June 30, 1998 and 1997.

RECENT ACQUISITIONS AND EXCHANGES

     In July 1998, Cox's equity ownership in Teleport Communications Group ("TCG") was converted into shares of AT&T Corp. ("AT&T") common stock as a result of the consummation of the merger between AT&T and TCG. TCG agreed to a merger with AT&T in January 1998 under which TCG shareholders exchanged each share of TCG for 0.943 of a share of AT&T common stock. Cox will recognize a gain on this transaction during the third quarter.

     In June 1998, Cox acquired a cable television system serving approximately 115,000 customers in Tucson, Sierra Vista and portions of Pima County, Arizona from TCI Communications, Inc. ("TCIC"), part of Tele-Communications, Inc.'s TCI Group, for approximately $250.0 million.

     In May 1998, Cox acquired a cable television system serving approximately 14,000 customers in Douglas County, Nebraska from Advance/Newhouse Partnership for approximately $8.0 million. Cox operates this system as part of its cluster of systems in the Omaha area.

     In April 1998, Cox contributed its partnership interests and net assets in and operations of PrimeStar Partners, L.P. to a new subsidiary of TCI Satellite Entertainment, Inc., PrimeStar, Inc., in exchange for $74.0 million and 18,939,217 shares of common stock of PrimeStar, Inc. The transaction resulted in recording a 9.43% equity interest in PrimeStar, Inc. and a pre-tax gain of $37.3 million.

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

     In April 1998, Cox and TCIC signed a non-binding agreement to form a joint venture serving approximately 270,000 customers in several key Oklahoma communities. The partnership will operate TCIC's system serving approximately 150,000 customers in Tulsa and surrounding communities, along with Cox's system in the Oklahoma City area, which serves approximately 120,000 customers. The partnership will be managed by Cox.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

     Revenues for the three months ended June 30, 1998 were $398.3 million, down 1% from revenues of $401.1 million for the three months ended June 30, 1997. Basic customers were 3,378,749 at June 30, 1998. Excluding the effect of the June 15, 1998 acquisition of the Tucson and Sierra Vista, Arizona cable television systems serving approximately 115,000 customers, customer growth was 2.3% compared to the prior year after adjusting for the cable television system transactions during 1997 and 1998.

     Complete basic revenues for the second quarter of 1998 increased 8% over the comparable period in 1997 to $291.0 million primarily due to customer growth and average rate increases of 6% implemented primarily during the fourth quarter of 1997. These increases are the result of new channel additions, increased programming costs and the pass-through of inflation adjustments.

     Pay-per-view revenues for the second quarter of 1998 were $8.0 million, down 49% from the same period in 1997 primarily as a result of the Tyson/Holyfield boxing event in 1997. Advertising revenues increased 30% to $33.4 million due to growth in local, national and political advertising sales during 1998.

     Data revenues for the second quarter of 1998 were $4.0 million primarily as a result of Cox's residential data service, Cox@Home, which as of June 30, 1998, had launched in seven markets with 1,759,182 "data ready" homes passed and had 34,263 customers. Telephony revenues for the second quarter of 1998 increased to $6.6 million from $3.2 million primarily due to growth in the commercial telephony business. Telephony revenues also included revenues from Cox's residential telephone offering, which had launched in four markets as of June 30, 1998.

     Programming costs were $95.7 million for the second quarter of 1998, an increase of 4% over the same period in 1997 due to customer growth, programming rate increases and new channel additions. Plant operations expenses decreased 19% to $30.8 million and included the effect of a revised cost component factor used to capitalize indirect costs relating to network construction activity. Marketing costs increased by 39% to $25.0 million for the current quarter due in part to costs associated with the rollout of high-speed data and telephony services. General and administrative expenses for the second quarter of 1998 increased 23% to $94.8 million due primarily to direct costs associated with high-speed data and telephony services.

     Operating income before depreciation and amortization ("EBITDA") is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA increased 3% to $152.0 million for the second quarter of 1998.

     The EBITDA margin (EBITDA as a percentage of revenues) for the current quarter was 38.2%, an increase from 36.7% for the second quarter of 1997 primarily due to the contribution of the partnership interests, net assets and operations in PrimeStar Partners, L.P. to PrimeStar, Inc., partially offset by a continued increase in data and telephony direct costs.

     Depreciation was $80.4 million for the second quarter of 1998, a 6% decrease compared to the same period in 1997 due to the contribution of the partnership interests, net assets and operations in PrimeStar Partners, L.P. to PrimeStar, Inc. Operating income for the second quarter of 1998 was $53.8 million, an increase of 25% compared to the same period in 1997.

     Interest expense increased $.8 million to $51.0 million for the second quarter of 1998 primarily due to the increase in total debt outstanding. Equity in net losses of affiliated companies was $128.9 million primarily due to losses of $79.0 million, $26.5 million and $12.4 million associated with Sprint PCS, Cox PCS and Teleport, respectively.

     In the second quarter of 1998, Cox exercised its option to put 20% of its interest in Cox PCS to Sprint PCS, which resulted in a pre-tax gain of $62.2 million. Also in the second quarter of 1998, Cox contributed its partnership interests, net assets and operations in PrimeStar Partners, L.P. to PrimeStar, Inc. in exchange for $74.0 million and 18,939,217 shares of common stock of PrimeStar, Inc. The transaction resulted in recording a 9.43% equity interest in PrimeStar, Inc. and a pre-tax gain of $37.3 million.

     Net loss for the current quarter was $12.2 million as compared to net income of $61.2 million for the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

     Revenues for the six months ended June 30, 1998 were $814.1 million, a 4% increase over revenues of $784.2 million for the six months ended June 30, 1997. Basic customers were 3,378,749 at June 30, 1998. Excluding the effect of the June 15, 1998 acquisition of the Tucson and Sierra Vista, Arizona cable television systems serving approximately 115,000 customers, customer growth was 2.3% compared to the prior year after adjusting for the cable television system transactions during 1997 and 1998.

     Complete basic revenues for the six months ended June 30, 1998 increased 7% over the same period in 1997 to $575.4 million due primarily to customer growth and average rate increases of 6% implemented primarily during the fourth quarter of 1997. These increases are the result of new channel additions, increased programming costs and the pass-through of inflation adjustments.

     Pay-per-view revenues for the six months ended June 30, 1998 were $18.4 million, down 31% from the same period in 1997 primarily as a result of the Tyson/Holyfield boxing event in 1997. Advertising revenues increased 24% to $58.4 million due to growth in local and national advertising sales during 1998.

     Data revenues for the first six months of 1998 were $6.8 million primarily as a result of Cox's residential data service, Cox@Home, which as of June 30, 1998, had launched in seven markets with 1,759,182 "data ready" homes passed and had 34,263 customers. Telephony revenues for the first six months of 1998 increased to $11.6 million from $5.8 million primarily due to growth in the commercial telephony business. Telephony revenues also included revenues from Cox's residential telephone offering, which had launched in four markets as of June 30, 1998.

     Programming costs were $190.7 million for the six months ended June 30, 1998, an increase of 5% over the same period in 1997 due to customer growth, programming rate increases and new channel additions. Plant operations expenses decreased 17% to $63.5 million and included the effect of a revised cost component factor used to capitalize indirect costs relating to network construction activity. Marketing costs increased by 32% to $47.1 million for the six months ended June 30, 1998 due in part to costs associated with the rollout of high-speed data and telephony services. General and administrative expenses for the first six months of 1998 increased 20% to $182.3 million due primarily to direct costs associated with high-speed data and telephony services.

     Operating income before depreciation and amortization ("EBITDA") is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA increased 5% to $301.1 million for the six months ended June 30, 1998.

     The EBITDA margin (EBITDA as a percentage of revenues) for the six months ended June 30, 1998 was 37.0%, a slight increase from 36.6% for the comparable period of 1997.

     Depreciation was $167.4 million for the first six months of 1998, a 6% increase compared to the same period in 1997 due to the continued upgrade and rebuild of the broadband network. Operating income for the six months ended June 30, 1998 was $97.3 million, an increase of 5% compared to the same period in 1997.

     Interest expense increased $7.1 million to $104.1 million for the six months ended June 1998 primarily due to the increase in total debt outstanding. Equity in net losses of affiliated companies was $270.7 million primarily due to losses of $155.9 million, $58.9 million and $31.4 million associated with Sprint PCS, Cox PCS and Teleport, respectively.

     In the first six months of 1998, Cox exercised its option to put 20% of its interest in Cox PCS to Sprint PCS, which resulted in a pre-tax gain of $62.2 million. Also in the first six months of 1998, Cox contributed its partnership interests, net assets and operations in PrimeStar Partners, L.P. to PrimeStar, Inc. in exchange for $74.0 million and 18,939,217 shares of common stock of PrimeStar, Inc. The transaction resulted in recording a 9.43% equity interest in PrimeStar, Inc. and a pre-tax gain of $37.3 million.

     Net loss for the six months ended June 30, 1998 was $114.2 million as compared to net income of $23.3 million for the comparable period of 1997.


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

     Capital expenditures are primarily directed at upgrading and rebuilding broadband cable networks in preparation for the delivery of additional services. Capital expenditures for 1998 are expected to range between $725 million and $775 million. Capital expenditures during the six months ended June 30, 1998 were $357.0 million.

     Funding requirements in 1998 for investments in affiliated companies are expected to be approximately $70 million, primarily for Sprint PCS. Investments in affiliated companies during the six months ended June 30, 1998 of $35.0 million consists primarily of additional equity funding to Sprint PCS.

     During the six months ended June 30, 1998, net repayments of $800 million were made for the revolving credit borrowings. In addition, payments for purchase of cable television systems of $258.1 million were made for purchases which were closed during the second quarter of 1998.

Sources of Cash

     Cox generated $264.3 million from operating activities during the six months ended June 30, 1998. Proceeds from borrowings of $522.0 million under the commercial paper program and $199.3 million of medium term notes under the 1996 Shelf Registration program were used to refinance revolving credit borrowings mentioned above.

     In July 1998, Cox filed a Form S-3 Registration Statement for the 1998 Shelf Registration program under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $1 billion. During July 1998, Cox sold $400 million of notes and debentures and $250 million of Reset Put Securities under the 1998 Shelf Registration.

     Cox Enterprises, Inc. ("CEI") continues to perform day-to-day cash management services for Cox with settlements of balances between Cox and CEI occurring periodically at market interest rates. At June 30, 1998, an intercompany payable of $49.7 million was due to CEI from Cox.

OTHER MATTERS

     Cox is continuing to address the Year 2000 issues to resolve the potential impact of the Year 2000 on the processing of data-sensitive information by Cox's computerized information systems. Testing on certain systems and applications has occurred and will continue on the remainder of the systems and applications throughout the course of the Year 2000 program. Total incremental expenses to bring current systems into compliance are not expected to have a material impact on Cox's financial position, results of operations or cash flows in future periods. However, if Cox, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, Cox plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Cox is exposed to interest rate risk due to its various debt instruments. In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," Cox estimated the fair value of its debt instruments based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The revolving credit agreements, commercial paper and floating rate reset notes, at June 30, 1998 and 1997, bear interest at current market rates and, thus, approximate fair value. The effect of a hypothetical one percentage point increase in interest rates would decrease the estimated fair value of remaining debt with a carrying amount of $1,766.5 million to $1,658.9 million.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On February 13, 1998, the Court granted Cox's motion to stay the suit and referred it on grounds of Primary Jurisdiction to the Federal Communications Commission for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. On April 14, 1998, plaintiffs filed a petition for a peremptory writ of mandate with the California Court of Appeals. The petition was denied on May 6, 1998. On May 18, 1998, the plaintiffs filed a petition for review in the Supreme Court of California which was denied on July 8, 1998. The outcome of this matter cannot be predicted at this time.

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

     On May 12, 1998, the United States Department of Justice filed a three-count antitrust complaint styled United States v. PrimeStar, Inc., et al., in the United States District Court for the District of Columbia, naming Cox as one of twelve defendants. The complaint seeks to enjoin the consummation of a June 11, 1997 Asset Acquisition Agreement by which PrimeStar, Inc. would acquire direct broadcast satellite ("DBS") assets owned by defendants MCI Communications Corp., The News Corporation Limited, and K. Rupert Murdoch. The complaint alleges that PrimeStar Inc. is controlled by its cable shareholders (Tele-Communications, Inc.; Time Warner Entertainment Co., L.P.; MediaOne Group; Comcast Corp.; and Cox) and that the acquisition of the DBS assets would violate
Section 7 of the Clayton Act by reducing competition in a "multichannel video programming service market" in which DBS operators compete with locally-franchised cable operators. The complaint also alleges that all of the defendants have violated Section 1 of the Sherman Act by agreeing to purchase and sell the DBS satellite assets, and that defendants PrimeStar and the cable company shareholders (including Cox) have violated Section 2 of the Sherman Act by seeking to acquire the DBS assets. The complaint seeks a preliminary and permanent injunction against the consummation of the Asset Acquisition Agreement, or alternatively that the PrimeStar cable owners be required to divest their ownership interests in PrimeStar, Inc. A February 1999 trial date has been set. The outcome of this matter cannot be determined at this time.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27  --  Financial Data Schedule

      (b)  Reports on Form 8-K filed during the quarter ended June 30, 1998:

           A Form 8-K dated May 5, 1998 (filed May 28, 1998) reported the proposed acquisition of Prime South Diversified, Inc. in Item 5 Other Events, and filed the Agreement and Plan of Merger associated therewith as Exhibit 2.1 of Item 7(c). The 8-K was amended on July 6, 1998 by the filing of pro forma financial statements reflecting the acquisition as Item 7(b).

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Cox Communications, Inc.




  /s/ Jimmy W. Hayes                                   Date:  August 5, 1998
  ------------------
  Jimmy W. Hayes
  Senior Vice President, Finance and
  Chief Financial Officer
  (Principal Financial Officer)