Form 10-Q/A
period 1998-06-30
COX COMMUNICATIONS INC /DE/
filed 1998-08-19
CIK 25305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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


                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.............................................    2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................   12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......   16


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................   16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   17

SIGNATURES................................................................   18

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

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Comprehensive Income

     During the first quarter of 1998, Cox adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires prominent disclosure of comprehensive income. Comprehensive income (loss) was $220.0 million and $50.3 million for the three months ended June 30, 1998 and 1997, respectively, and $240.9 million and $(45.6) million for the six months ended June 30, 1998 and 1997, respectively. Comprehensive income (loss) includes consolidated net income (loss) and the change in the foreign currency translation adjustment and net unrealized gain (loss) on securities for the periods presented.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on April 24, 1998. Three matters were voted upon at the meeting: (a) the election of a Board of Directors of seven members to serve until the 1999 Annual Meeting or until their successors are duly elected and qualified; (b) ratification of the appointment by the Board of Directors of Deloitte & Touche, LLP, independent auditors for the fiscal year ending December 31, 1998; and (c) approval of the Cox Communications, Inc. Annual Incentive Plan.

The following directors were elected and they received the votes indicated:

Nominee                              Votes in Favor         Votes Withheld
-------                              --------------         --------------
Janet Morrison Clarke                 383,514,528              219,822
John R. Dillon                        383,463,636              270,714
David E. Easterly                     383,465,414              268,936
Robert F. Erburu                      383,184,358              549,992
James C. Kennedy                      383,436,801              297,549
James O. Robbins                      383,467,301              267,049
Andrew J. Young                       383,508,477              225,873

Ratification of Deloitte & Touche, LLP, as independent auditors of the fiscal year ending December 31, 1998 was approved with 383,601,801 votes in favor, 19,648 votes opposed to, and 112,901 abstentions.

The Cox Communications, Inc. Annual Incentive Plan was approved with 379,332,020 votes in favor, 4,139,380 votes opposed to, and 262,950 abstentions.


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



Cox Communications, Inc.




  /s/ Jimmy W. Hayes                                   Date:  August 18, 1998
  ------------------
  Jimmy W. Hayes
  Senior Vice President, Finance and
  Chief Financial Officer
  (Principal Financial Officer)