Form 10-Q
period 1998-09-30
COX COMMUNICATIONS INC /DE/
filed 1998-11-13
CIK 25305

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission File Number 1-13576


                [LOGO OF COX COMMUNICATIONS, INC. APPEARS HERE]


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

          There were 263,402,432 shares of Cox Class A Common Stock outstanding as of November 1, 1998.

          There were 13,798,896 shares of Cox Class C Common Stock outstanding as of November 1, 1998.

                           COX COMMUNICATIONS, INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                        PART I - FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS..............................  2

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................  12

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  18

                          PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS..............................................  19

Item 2.   CHANGES IN SECURITIES..........................................  19

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................  21

SIGNATURES...............................................................  22

                        Part I - Financial Information

Item 1. Consolidated Financial Statements

                           Cox Communications, Inc.
                          Consolidated Balance Sheets

                                                                                           September 30,  December 31,
                                                                                               1998           1997
                                                                                           -------------  ------------
                                                                                                   (unaudited)
                                                                                              (Thousands of Dollars)

Assets
Cash...................................................................................  $      10,277  $     28,259
Restricted cash........................................................................              -       204,210
Accounts and notes receivable, less allowance for doubtful
  accounts of $8,038 and $6,955........................................................        147,133       144,073
Net plant and equipment................................................................      2,234,813     1,979,063
Investments............................................................................      4,088,098     1,598,273
Intangible assets......................................................................      2,601,568     2,458,717
Amounts due from Cox Enterprises, Inc. ("CEI").........................................              -        50,856
Other assets...........................................................................         97,385        93,150
                                                                                         -------------  ------------

     Total assets......................................................................  $   9,179,274  $  6,556,601
                                                                                         =============  ============

Liabilities and shareholders' equity
Accounts payable and accrued expenses..................................................  $     258,518  $    217,984
Deferred income........................................................................         27,646        26,698
Deferred income taxes..................................................................      1,720,253       721,594
Other liabilities......................................................................         36,960        84,179
Debt...................................................................................      3,296,242     3,148,834
Amounts due to CEI.....................................................................         42,267             -
                                                                                         -------------  ------------
     Total liabilities.................................................................      5,381,886     4,199,289
                                                                                         -------------  ------------

Shareholders' equity
  Preferred Stock, $1 par value; 5,000,000 shares authorized;
     none issued.......................................................................             -              -
  Class A Common Stock, $1 par value; 316,000,000 shares
     authorized; shares issued and outstanding: 257,689,188
     and 257,276,414...................................................................        257,689       257,276
  Class C Common Stock, $1 par value; 14,000,000 shares
     authorized; shares issued and outstanding: 13,798,896.............................         13,799        13,799
  Additional paid-in capital...........................................................      1,798,519     1,790,833
  Retained earnings....................................................................      1,032,414        79,605
  Foreign currency translation adjustment..............................................         23,873        13,510
  Net unrealized gain on securities....................................................        671,094       202,289
                                                                                         -------------  ------------
     Total shareholders' equity........................................................      3,797,388     2,357,312
                                                                                         -------------  ------------

     Total liabilities and shareholders' equity........................................  $   9,179,274  $  6,556,601
                                                                                         =============  ============

See notes to consolidated financial statements.

                                              Cox Communications, Inc.
                                      Consolidated Statements of Operations

                                                                    Three Months                     Nine Months
                                                                 Ended September 30               Ended September 30
                                                          -------------------------------   --------------------------
                                                                 1998          1997             1998            1997
                                                          --------------- ---------------   -------------- -----------
                                                                                     (unaudited)
                                                                     (Thousands of Dollars, except per share data)
Revenues
   Complete basic......................................   $    302,791      $ 271,964      $   878,175    $    810,301
   Premium service.....................................         47,864         46,729          140,059         139,764
   Pay-per-view........................................         10,007          9,467           28,357          36,142
   Advertising.........................................         32,378         25,515           90,772          72,597
   Data................................................          5,099            948           11,877           1,297
   Telephony...........................................          8,723          3,428           20,302           9,189
   Satellite...........................................              -         32,278           33,492          88,028
   Other...............................................          9,103         17,872           27,018          35,091
                                                          ------------      ---------     ------------    ------------
     Total revenues....................................        415,965        408,201        1,230,052       1,192,409
Costs and expenses
   Programming costs...................................         99,911         89,122          290,575         269,854
   Plant operations....................................         35,222         33,234           98,762         109,535
   Marketing...........................................         25,897         23,657           73,012          59,466
   General and administrative..........................         96,065         82,738          278,323         234,689
   Satellite operating and administrative..............              -         27,101           29,404          79,714
   Depreciation........................................         88,731         81,424          256,176         239,567
   Amortization........................................         19,849         21,583           56,200          57,610
                                                          ------------      ---------     ------------    ------------
Operating income.......................................         50,290         49,342          147,600         141,974
Interest expense.......................................        (48,673)       (52,484)        (152,801)       (149,470)
Equity in net losses of affiliated companies...........       (143,346)      (107,210)        (414,031)       (270,318)
Gain on exchanges of cable television systems..........              -              -                -          24,642
Gain on sale of affiliated companies...................              -              -           77,150         193,780
Gain on sale of businesses.............................              -              -           37,274               -
Gain on exchange of stock of affiliated company........      1,719,295              -        1,719,295               -
Gain on issuance of stock by affiliated company........        150,386              -          150,386               -
Other, net.............................................         (4,434)            10              350           3,102
                                                          ------------      ---------     ------------    ------------
Income (loss) before income taxes......................      1,723,518       (110,342)       1,565,223         (56,290)
Income taxes...........................................        656,544        (28,384)         612,414           2,327
                                                          ------------      ---------     ------------    ------------

Net income (loss)......................................   $  1,066,974      $ (81,958)    $    952,809    $    (58,617)
                                                          ============      =========     ============    ============


Per share data
   Basic net income (loss) per share...................   $       3.93   $      (0.30)    $       3.51    $      (0.22)
   Diluted net income (loss) per share.................           3.90          (0.30)            3.49           (0.22)
   Basic weighted-average shares outstanding...........    271,389,369    270,504,264      271,309,002     270,396,146
   Diluted weighted-average shares outstanding.........    273,516,712    271,343,694      273,289,009     270,919,226


See notes to consolidated financial statements.

                                                     Cox Communications, Inc.
                                           Consolidated Statement of Shareholders' Equity

                                                                                                                Net
                                                                                                 Foreign     unrealized
                                                     Common Stock    Additional                 currency       gain
                                       Preferred  -----------------   paid-in     Retained    translation       on
                                         Stock    Class A   Class C   capital     earnings     adjustment   securities      Total
                                       ---------  -------   -------  ----------  ----------   -----------   -----------     -----
                                                                                (unaudited)
                                                                           (Thousands of Dollars)
Balance at December 31, 1997....          -       $257,276  $13,799  $1,790,833  $   79,605     $13,510      $202,289     $2,357,312
  Net income....................                                                    952,809                                  952,809
  Issuance of stock related to
     stock compensation plans...                       413                7,686                                                8,099
  Foreign currency translation
    adjustment..................                                                                 10,363                       10,363
  Change in net unrealized gain
    on securities...............                                                                              468,805        468,805
                                       ---------  --------  -------  ----------  ----------     -------      --------     ----------
Balance at September 30, 1998...          -       $257,689  $13,799  $1,798,519  $1,032,414     $23,873      $671,094     $3,797,388
                                       =========  ========  =======  ==========  ==========     =======      ========     ==========


See notes to consolidated financial statements.

                                      Cox Communications, Inc.
                              Consolidated Statements of Cash Flows

                                                                                           Nine Months
                                                                                       Ended September 30
                                                                                   -------------------------
                                                                                        1998         1997
                                                                                   ------------ ------------
                                                                                          (unaudited)
                                                                                     (Thousands of Dollars)
Cash flows from operating activities
Net income (loss).................................................................     $ 952,809   $ (58,617)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions:
  Depreciation....................................................................       256,176     239,567
  Amortization....................................................................        56,200      57,610
  Equity in net losses of affiliated companies....................................       414,031     270,318
  Deferred income taxes...........................................................       719,940      86,281
  Gain on exchanges of cable television systems...................................             -     (24,642)
  Gain on sale of affiliated companies............................................       (77,150)   (193,780)
  Gain on sale of businesses......................................................       (37,274)          -
  Gain on exchange of stock of affiliated company.................................    (1,719,295)          -
  Gain on issuance of stock by affiliated company.................................      (150,386)          -
Increase in accounts and notes receivable.........................................        (2,288)     (8,486)
Increase in accounts payable and accrued expenses.................................         7,309         160
Decrease in taxes payable.........................................................       (51,258)    (50,863)
Other, net........................................................................         1,376      (1,986)
                                                                                   -------------   ---------
       Net cash provided by operating activities..................................       370,190     315,562
                                                                                   -------------   ---------

Cash flows from investing activities
Capital expenditures..............................................................      (549,157)   (530,551)
Investments in affiliated companies...............................................      (160,806)   (326,598)
Proceeds from sale of affiliated companies........................................        63,183       6,983
Proceeds from sale of businesses..................................................        73,957      11,410
Restricted cash invested..........................................................       204,210           -
Payments for purchases of cable television systems................................      (258,067)          -
Payments for exchanges of cable television systems................................             -     (53,442)
Decrease in amounts due from CEI..................................................        50,856           -
Other, net........................................................................        (4,082)     (9,289)
                                                                                   -------------   ---------
       Net cash used in investing activities......................................      (579,906)   (901,487)
                                                                                   -------------   ---------

Cash flows from financing activities
Revolving credit borrowings (repayments), net.....................................      (800,000)    350,000
Commercial paper borrowings (repayments), net.....................................        86,009     (21,739)
Proceeds from issuance of debt....................................................       843,531     249,400
Repayment of debt.................................................................       (13,564)    (11,083)
Proceeds from exercise of stock options...........................................         8,099       4,553
Payments to reacquire nonvoting redeemable preferred stock outstanding............             -     (10,000)
Increase in amounts due to CEI....................................................        42,267      18,937
Increase in book overdrafts.......................................................        25,392       7,293
                                                                                   -------------   ---------
       Net cash provided by financing activities..................................       191,734     587,361
                                                                                   -------------   ---------

Net increase (decrease) in cash...................................................       (17,982)      1,436
Cash at beginning of period.......................................................        28,259      42,349
                                                                                   -------------   ---------
Cash at end of period.............................................................     $  10,277   $  43,785
                                                                                    ============   =========

See notes to consolidated financial statements.

                                      Cox Communications, Inc.
                              Consolidated Statements of Cash Flows
                                           (Continued)
                                                                                          Nine Months
                                                                                      Ended September 30
                                                                                    ----------------------
                                                                                        1998        1997
                                                                                    ----------    --------
                                                                                          (unaudited)
                                                                                    (Thousands of Dollars)
Significant noncash transactions
     PrimeStar merger stock exchange.............................................   $   94,696   $      -
     Teleport stock issuance.....................................................      150,386          -
     Teleport merger stock exchange..............................................    2,076,861          -
     Transfer of PCS license.....................................................            -    251,918
     Flextech merger stock exchange..............................................            -    203,119
     Gemstar merger stock exchange...............................................            -     19,373
     @Home stock issuance........................................................            -    329,051

Additional cash flow information
     Interest paid...............................................................   $  123,935   $130,624
     Income taxes refunded.......................................................      (56,268)   (33,092)


See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                              SEPTEMBER 30, 1998

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998 or any interim period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Comprehensive Income

    During the first quarter of 1998, Cox adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires prominent disclosure of comprehensive income. Total comprehensive income was $1,191.1 million and $72.0 million for the three months ended September 30, 1998 and 1997, respectively, and $1,432.0 million and $26.3 million for the nine months ended September 30, 1998 and 1997, respectively. The components of total comprehensive income include consolidated net income (loss) and the change in the foreign currency translation adjustment and net unrealized gain (loss) on securities for the periods presented.

    Recently Issued Accounting Pronouncements

    In June 1997, SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," was issued. This Statement requires that a public company report segment profit or loss, certain specific revenue and expense items, segment assets and certain descriptive information about the determination of business segments. SFAS No. 131 is effective for Cox's annual 1998 financial statements and interim 1999 financial statements. Management is in the process of determining the effect on Cox's financial statements as a result of the adoption of SFAS No. 131.

    In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement is effective for fiscal years beginning after June 15, 1999. The effect on Cox's financial statements upon adoption of SFAS No. 133 has not been determined.

    Reclassifications

    Certain amounts in the 1997 financial statements have been reclassified for comparative purposes.

3.  ACQUISITION AND DISPOSAL OF BUSINESSES

    In October 1998, Cox completed the acquisition of a cable television system located in Las Vegas, Nevada, and certain related businesses owned by Prime South Diversified, Inc. ("PSDI") for a combination of cash and Cox stock with an aggregate value of approximately $1,325.0 million, including the refinancing of certain PSDI indebtedness. PSDI operated a cable television system serving 319,000 residential cable television customers, 105,000 hotel units and interests in various other non-consolidated operations in the greater Las Vegas area. The following unaudited selected pro forma information for the nine months ended September 30, 1998 and 1997 presents the consolidated results of operations as if the acquisition had occurred on January 1, 1997. The pro forma information presented is preliminary and may be adjusted once completed information of the fair value of PSDI assets and liabilities is developed. The pro forma information is not necessarily indicative of the combined results of future operations, and do not reflect any synergies and other cost reductions that may result from the integration of PSDI operations with Cox.


                                                          PRO FORMA
                                                         NINE MONTHS
                                                      ENDED SEPTEMBER 30
                                                ----------------------------
                                                    1998           1997
                                                -------------  -------------
                                                         (UNAUDITED)
                                                    (THOUSANDS OF DOLLARS,
                                                    EXCEPT PER SHARE DATA)

    Revenues.................................... $ 1,369,407   $ 1,313,381
    Operating income............................     157,652       139,273
    Net income..................................     935,748       (91,710)


    Basic net income (loss) per share........... $      3.38   $     (0.33)
    Diluted net income (loss) per share.........        3.35         (0.33)


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

    In April 1998, Cox and TCIC signed a non-binding agreement to form a joint venture serving approximately 270,000 customers in several key Oklahoma communities. The partnership would operate TCIC's system serving approximately 150,000 customers in Tulsa and surrounding communities, along with Cox's system in the Oklahoma City area, which serves approximately 120,000 customers. The partnership would be managed by Cox. As of September 30, 1998, Cox and TCIC are continuing to negotiate with respect to this transaction, which would be further subject to the signing of a definitive agreement and the receipt of all appropriate regulatory and other approvals. There is no assurance that a definitive agreement will be reached between the parties or that transaction will be consummated.

4.       Investments

          The summarized unaudited financial information presented below for significant equity method investments served as the basis for which Cox recorded its share of equity in net losses:

                                                               THREE MONTHS ENDED
                       ---------------------------------------------------------------------------------------------------
                                                             (THOUSANDS OF DOLLARS)
                                                                             OUTDOOR                            GEMS
                           SPRINT PCS        COX PCS         TELEPORT         LIFE            SPEEDVISION    TELEVISION
                       ---------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
-----------------------
REVENUES                    $   428,881       $  28,373       $ 295,300      $  6,247          $  7,322         $ 4,338
OPERATING LOSS                 (660,298)        (45,624)        (28,300)       (3,633)           (6,632)         (1,490)
NET LOSS                       (599,471)        (73,581)        (55,900)       (2,948)           (6,711)         (2,695)

SEPTEMBER 30, 1997
-----------------------
REVENUES                    $    72,534       $   2,760       $ 115,700      $  3,386          $  3,304         $ 2,593
OPERATING LOSS                 (382,712)        (33,771)        (28,600)       (5,361)           (8,266)         (1,586)
NET LOSS                       (457,179)        (46,737)        (51,400)       (5,628)           (8,643)         (2,456)


                                                               NINE MONTHS ENDED
                       --------------------------------------------------------------------------------------------------
                                                             (THOUSANDS OF DOLLARS)
                                                                                OUTDOOR                         GEMS
                           SPRINT PCS             COX PCS        TELEPORT         LIFE         SPEEDVISION    TELEVISION
                       --------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
-----------------------
REVENUES                    $   764,985       $  74,021       $ 605,800      $ 16,518          $ 18,952         $ 9,357
OPERATING LOSS               (1,413,197)       (142,309)       (116,300)      (10,485)          (20,520)         (3,451)
NET LOSS                     (1,640,339)       (225,972)       (190,700)      (12,867)          (22,645)         (6,636)

SEPTEMBER 30, 1997
-----------------------
REVENUES                    $   107,387       $   5,632       $ 315,629      $  8,744          $  6,664         $ 7,612
OPERATING LOSS                 (851,238)       (106,259)       (102,684)      (14,871)          (23,452)         (5,249)
NET LOSS                     (1,004,014)       (149,894)       (150,861)      (15,547)          (24,375)         (8,139)

     Cox's equity ownership in Teleport Communications Group, Inc. ("Teleport") was accounted for using a quarter lag. In April 1998, Teleport completed the acquisition of another entity for a combination of stock and cash consideration. As a result of Teleport's stock issuance, Cox recognized a pre-tax gain of $150.4 million in the quarter ended September 30, 1998. In July 1998, Cox's equity ownership in Teleport was exchanged for shares of AT&T Corp. ("AT&T") common stock as a result of the consummation of the merger between AT&T and Teleport. Under the terms of the Merger agreement, Teleport shareholders exchanged each share of Teleport for 0.943 of a share of AT&T common stock. As a result of the exchange, Cox recognized a pre-tax gain of $1,719.3 million during the quarter ended September 30, 1998 and has accounted for the AT&T common stock as "available-for-sale" securities pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     In June 1998, Cox exercised its option to put 20% of its interest in Cox PCS to Sprint PCS, which resulted in a pre-tax gain of $62.2 million.

     During March 1998, FOX/Liberty Networks acquired a one-third ownership interest in Speedvision and in Outdoor Life Networks. Cox, whose ownership interest was 51.4% and 49.3% as of December 31, 1997, respectively, retained a one-third ownership stake in each network. Cox recognized a minimal gain on this transaction during the second quarter of 1998.

5.    DEBT

                                                                      SEPTEMBER 30         DECEMBER 31
                                                                          1998                1997
                                                                 -----------------------------------------
                                                                           (THOUSANDS OF DOLLARS)
Revolving credit facilities, effective interest rate
  6.1%.............................................................  $       --           $  799,999
Commercial Paper, net of unamortized discount of $5,561
  and $2,191, effective interest rate 5.8% and 6.0%................     765,939              683,300
Medium-term notes, net of unamortized discount of $1,220
  and $1,201, interest ranging from 6.9% to 8.9%...................     463,334              263,352
Floating Rate Reset Notes, due June 15, 2009, net
  of unamortized discount of $2,636 and $2,820, effective
  interest rate 4.6% and 4.9%......................................     147,364              147,180
6.15% Reset Put Securities, due August 1, 2033, net of
  unamortized discount and hedging of $1,865.......................     248,135                   --
6.375% Notes, due June 15, 2000, net of unamortized
  discount of $411 and $567........................................     424,589              424,414
6.5% Notes, due November 15, 2002, net of unamortized
  discount of $364 and $430........................................     199,636              199,570
6.875% Notes, due June 15, 2005, net of unamortized
  discount and hedging of $11,510 and $12,462......................     363,490              362,538
6.4% Notes, due August 1, 2008, net of unamortized
  discount and hedging of $1,724...................................     198,276                   --
7.25% Debentures, due November 15, 2015, net of
  unamortized discount of $805 and $840............................      99,195               99,160
7.625% Debentures, due June 15, 2025, net of unamortized
  discount and hedging of $17,814 and $17,953......................     132,186              132,047
6.8% Debentures, due August 1, 2028, net of unamortized
  discount and hedging of $2,751...................................     197,249                   --
Capitalized Lease Obligations......................................      56,849               37,274
                                                                     -------------------------------
    Total Debt.....................................................  $3,296,242           $3,148,834
                                                                     ===============================

          In July 1998, Cox filed a Form S-3 Registration Statement (the "1998 Shelf Registration") with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $1,000 million. During July 1998, Cox issued $200 million of 6.4% Notes maturing August 1, 2008 and $200 million of 6.8% Debentures maturing August 1, 2028 under the 1998 Shelf Registration. The net proceeds to Cox were approximately $395.4 million.

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

     In anticipation of the issuance of these debt securities, during June 1998 Cox entered into a series of transactions under a forward treasury lock agreement in order to hedge its interest rate exposure. Such hedging transactions totaled a notional amount of $50 million for the Notes due August 1, 2008, $50 million for the Debentures due August 1, 2028 and $50 million for the REPS due August 1, 2033. The hedging transactions were settled at a minimal cost which are being reflected as adjustments to interest expense over the life of the debt securities.

     During January 1998, Cox issued $100 million of Medium Term Notes under a Form S-3 Registration Statement filed April 1996 (the "1996 Shelf Registration"). The Notes are due January 15, 2018 and bear interest at a fixed rate of 6.85%. The net proceeds to Cox were approximately $98.8 million. In addition, during January 1998 Cox issued a second series of $100 million Medium Term Notes under the 1996 Shelf Registration. These Notes are due January 15, 2028 and bear interest at a fixed rate of 6.95%. The net proceeds to Cox from the second series of Notes were approximately $98.8 million.

6.   TRANSACTIONS WITH AFFILIATED COMPANIES

     Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and CEI occurring periodically with interest at market rates (6.29% at September 30, 1998). Included in the amounts due (to)/from CEI are the following transactions:


                                                       (THOUSANDS OF DOLLARS)

     Balance, December 31, 1997....................         $     50,856
     Cash transferred from CEI.....................             (182,658)
     Net operating expense allocations and
         reimbursement.............................               89,535
                                                            ------------
     Balance, September 30, 1998...................         $    (42,267)
                                                            =============

7.   SHAREHOLDERS EQUITY

     The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income (loss) from operations for the three and nine month periods ended September 31, 1998 and 1997:

                                         THREE MONTHS ENDED SEPTEMBER 30, 1998
                              -----------------------------------------------------------
                                   INCOME                SHARES            PER-SHARE
                                (NUMERATOR)          (DENOMINATOR)           AMOUNT
                              ---------------       ---------------     --------------
Net income                    $1,066,974,000
                              --------------
BASIC EPS                      1,066,974,000           271,389,369              $3.93
                                                                             ========
EFFECT OF DILUTIVE SECURITIES
     Options                              --             1,757,422
     Employee Stock Purchase
         Plan ("ESPP")                    --               369,921
                              --------------         -------------
DILUTED EPS                   $1,066,974,000           273,516,712              $3.90
                              ==============         =============           ========

                                          THREE MONTHS ENDED SEPTEMBER 30, 1997
                              ----------------------------------------------------------
                                     LOSS                 SHARES             PER-SHARE
                                 (NUMERATOR)          (DENOMINATOR)           AMOUNT
                              -----------------     -----------------     --------------
Net loss                       $(81,958,000)
                              --------------
BASIC EPS                       (81,958,000)          270,504,264             $(0.30)
                                                                             ========
EFFECT OF DILUTIVE SECURITIES
      Options                            --               839,430
DILUTED EPS                    $(81,958,000)          271,343,694             $(0.30)
                              ==============        =============           ========

                                           NINE MONTHS ENDED SEPTEMBER 30, 1998
                               ----------------------------------------------------------
                                   INCOME                SHARES            PER-SHARE
                                (NUMERATOR)          (DENOMINATOR)           AMOUNT
                               ---------------     -----------------     --------------
Net income                     $952,809,000
                               ------------
BASIC EPS                       952,809,000           271,309,002              $3.51
                                                                          ==========
EFFECT OF DILUTIVE SECURITIES
   Options                              --             1,631,256
   ESPP                                 --               348,751
                               ------------         -------------
DILUTED EPS                    $952,809,000           273,289,009              $3.49
                               ============         =============         ==========

                                        NINE MONTHS ENDED SEPTEMBER 30, 1997
                             ----------------------------------------------------------
                                  LOSS                 SHARES             PER-SHARE
                               (NUMERATOR)          (DENOMINATOR)           AMOUNT
                             -----------------     -----------------     --------------
Net loss                       $(58,617,000)
                               ------------
BASIC EPS                       (58,617,000)          270,396,146             $(0.22)
                                                                          ==========
EFFECT OF DILUTIVE SECURITIES
  Options                                --               523,080
                               ------------         -------------
DILUTED EPS                    $(58,617,000)          270,919,226             $(0.22)
                               ============         =============         ==========

8.      COMMITMENTS AND CONTINGENCIES

        Cox is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox's consolidated financial position or consolidated results of operations. See "-- Part II - Other Information -- Item 1. Legal Proceedings."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the accompanying historical consolidated financial statements for the three- and nine-month periods ended September 30, 1998 and 1997.

        The forward looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report, which reflect management's best judgement based on factors currently known, involve risks, uncertainties and other factors which may cause the actual performance of Cox Communications, Inc. ("Cox") to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures within the broadband communications industry; terms and availability of capital; the level of success of Cox's operating initiatives; changes in business strategy and development plans; the ability of Cox to mitigate the impact of the Year 2000 Issue; and other factors included in the discussion below. Cox claims the protection of the safe harbor for forward looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, for all forward looking statements included in this report.

RECENT ACQUISITIONS AND EXCHANGES

        In October 1998, Cox completed the acquisition of a cable television system located in Las Vegas, Nevada, and certain related businesses owned by Prime South Diversified, Inc. ("PSDI") for a combination of stock and cash with an aggregate value of approximately $1,325.0 million, including the refinancing of certain PSDI indebtedness. PSDI operated a cable television system serving 319,000 residential cable television customers, 105,000 hotel units and interests in various other non-consolidated operations in the greater Las Vegas area.

     In July 1998, Cox's equity ownership in Teleport Communications Group Inc. ("Teleport") was exchanged for shares of AT&T Corp. ("AT&T") common stock as a result of the consummation of the merger between AT&T and Teleport. Under the terms of the merger agreement, Teleport shareholders exchanged each share of Teleport for 0.943 of a share of AT&T common stock. As a result of the exchange, Cox recognized a pre-tax gain of $1,719.3 million during the quarter ended September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     Consolidated revenues for the three months ended September 30, 1998 were $416.0 million, a 2% increase over revenues of $408.2 million for the three months ended September 30, 1997. Basic customers were 3,406,678, a 2.2% increase over customers at September 30, 1997 after adjusting for the cable television system transactions consummated during 1997 and 1998.

     Complete basic revenues for the third quarter of 1998 increased 11% over the comparable period in 1997 to $302.8 million primarily due to basic and digital customer growth and rate increases implemented primarily during the fourth quarter of 1997. Digital television had launched in seven markets with 54,609 customers as of September 30, 1998. The rate increases are the result of new channel additions, increased programming costs and the pass-through of inflation adjustments.

     Pay-per-view revenues for the third quarter of 1998 increased 6% to $10.0 million due to the increase in digital customers. Advertising revenues increased 27% to $32.4 million due to growth in local and national advertising sales during 1998.

     Data revenues for the third quarter of 1998 were $5.1 million primarily as a result of Cox's residential data service, Cox@Home, which as of September 30, 1998, had launched in eight markets with 46,777 customers. Telephony revenues for the third quarter of 1998 increased to $8.7 million from $3.4 million primarily due to growth in the commercial telephony business. Telephony revenues also included revenues from Cox's residential telephone offering, which had launched in five markets with 18,200 customers as of September 30, 1998.

     Programming costs were $99.9 million for the third quarter of 1998, an increase of 12% over the same period in 1997 due to basic and digital customer growth, programming rate increases and new channel additions. Plant operations expenses increased 6% to $35.2 million. Marketing costs increased by 9% to $25.9 million for the current quarter due in part to costs associated with the rollout of digital video, high-speed data and telephony services. General and administrative expenses for the third quarter of 1998 increased 16% to $96.1 million due primarily to costs associated with digital video, high-speed data and telephony services.

     Operating income before depreciation and amortization ("EBITDA") is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA increased 4% to $158.9 million for the third quarter of 1998. The EBITDA margin (EBITDA as a percentage of revenues) for the current quarter was 38.2%, an increase from 37.3% for the third quarter of 1997.

     Depreciation was $88.7 million for the third quarter of 1998, a 9% increase compared to the same period in 1997 due to the continued upgrade and rebuild of the broadband network. Operating income for the third quarter of 1998 was $50.3 million, an increase of 2% compared to the same period in 1997.

     Interest expense decreased $3.8 million to $48.7 million for the third quarter of 1998 due to the decrease in Cox's average borrowing rates. Equity in net losses of affiliated companies was $143.3 million primarily due to losses of $82.5 million, $28.8 million and $12.5 million associated with Sprint PCS, Cox PCS and Teleport, respectively.

     A pre-tax gain $150.4 million was recognized in the third quarter as a result of an equity investee's (Teleport) issuance of common stock to consummate its acquisition of another entity. In addition, Cox's equity ownership in Teleport was exchanged for shares of AT&T common stock as a result of the consummation of the merger between AT&T and Teleport in July resulting in a pre-tax gain of $1,719.3 million.

     Net income for the current quarter was $1,067.0 million as compared to net loss of $82.0 million for the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     Consolidated revenues for the nine months ended September 30, 1998 were $1,230.1 million, a 3% increase over revenues of $1,192.4 million for the nine months ended September 30, 1997. Basic customers were 3,406,678, a 2.2% increase over customers at September 30, 1997 after adjusting for the cable television system transactions consummated during 1997 and 1998.

     Complete basic revenues for the nine months ended September 30, 1998 increased 8% over the same period in 1997 to $878.2 million due primarily to basic and digital customer growth and rate increases implemented primarily during the fourth quarter of 1997. Digital television had launched in seven markets with 54,609 customers as of September 30, 1998. The rate increases are the result of new channel additions, increased programming costs and the pass-through of inflation adjustments.

     Pay-per-view revenues for the nine months ended September 30, 1998 were $28.4 million, down 22% from the same period in 1997 primarily as a result of the Tyson/Holyfield boxing event in 1997. Advertising revenues increased 25% to $90.8 million due to growth in local and national advertising sales during 1998.

     Data revenues for the first nine months of 1998 were $11.9 million primarily as a result of Cox's residential data service, Cox@Home, which as of September 30, 1998, had launched in eight markets with 46,777 customers. Telephony revenues for the first nine months of 1998 increased to $20.3 million from $9.2 million primarily due to growth in the commercial telephony business. Telephony revenues also included revenues from Cox's residential telephone offering, which had launched in five markets with 18,200 customers as of September 30, 1998.

     Programming costs were $290.6 million for the nine months ended September 30, 1998, an increase of 8% over the same period in 1997 due to basic and digital customer growth, programming rate increases and new channel additions. Plant operations expenses decreased 10% to $98.8 million and included the effect of a revised cost component factor used to capitalize indirect costs relating to network construction activity beginning in the third quarter of 1997. Marketing costs increased by 23% to $73.0 million for the nine months ended September 30, 1998 due in part to costs associated with the rollout of digital video, high-speed data and telephony services. General and administrative expenses for the first nine months of 1998 increased 19% to $278.3 million due primarily to costs associated with digital video, high-speed data and telephony services.

     EBITDA increased 5% to $460.0 million for the nine months ended September 30, 1998. The EBITDA margin for the nine months ended September 30, 1998 was 37.4%, an increase from 36.8% for the comparable period of 1997.

     Depreciation was $256.2 million for the first nine months of 1998, a 7% increase compared to the same period in 1997 due to the continued upgrade and rebuild of the broadband network. Operating income for the nine months ended September 30, 1998 was $147.6 million, an increase of 4% compared to the same period in 1997.

     Interest expense increased $3.3 million to $152.8 million for the first nine months of 1998 primarily due to the increase in total debt outstanding offset by the decrease in Cox's average borrowing rates. Equity in net losses of affiliated companies was $414.0 million primarily due to losses of $238.4 million, $87.6 million and $43.9 million associated with Sprint PCS, Cox PCS and Teleport, respectively.

     In the second quarter of 1998, Cox exercised its option to put 20% of its interest in Cox PCS to Sprint PCS, which resulted in a pre-tax gain of $62.2 million. Also in the second quarter of 1998, Cox contributed its partnership interests, net assets and operations in PrimeStar Partners, L.P. to PrimeStar, Inc. in exchange for $74.0 million and 18,939,217 shares of common stock of PrimeStar, Inc. The transaction resulted in recording a 9.43% equity interest in PrimeStar, Inc. and a pre-tax gain of $37.3 million. In the third quarter, a pre-tax gain of $150.4 million was recognized as a result of an equity investee's (Teleport) issuance of common stock to consummate its acquisition of another entity. In addition, Cox's equity ownership in Teleport was exchanged for shares of AT&T common stock as a result of the consummation of the merger between AT&T and Teleport in July resulting in a pre-tax gain of $1,719.3 million.

     Net income for the nine months ended September 30, 1998 was $952.8 million as compared to net loss of $58.6 million for the nine months ended September 30, 1997.

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

     Capital expenditures are primarily directed at upgrading and rebuilding broadband cable networks in preparation for the delivery of additional services. Capital expenditures for 1998 are expected to range between $725 million and $775 million. Capital expenditures during the nine months ended September 30, 1998 were $549.2 million.

     Funding requirements in 1998 for investments in affiliated companies are expected to be approximately $170 million. Investments in affiliated companies during the nine months ended September 30, 1998 of $160.8 million included (i) $72.6 million of additional equity funding to Sprint PCS and (ii) the purchase of 46,373,264 shares of Telewest Communications plc. ("Telewest") stock for $71.7 million in connection with the Telewest acquisition of another UK company. As a result of this acquisition, Cox's ownership interest was diluted from 14.6% to 11.9%.

     During the nine months ended September 30, 1998, net repayments of $800.0 million were made for the revolving credit borrowings. In addition, payments for the purchase of cable television systems of $258.1 million were made using proceeds from restricted cash during the second quarter of 1998. At September 30, 1998, Cox had $2,000 million of borrowing capacity under its revolving credit facilities.

Sources of Cash

     Cox generated $370.2 million from operating activities during the nine months ended September 30, 1998. Proceeds from the issuance of debt of $843.5 million include $199.3 million of Medium Term Notes under the 1996 Shelf Registration program and $644.2 million of Notes, Debentures and Reset Put Securities under the 1998 Shelf Registration. The proceeds were used to refinance revolving credit borrowings mentioned above and to pay down outstanding commercial paper.

     Cox Enterprises, Inc. ("CEI") continues to perform day-to-day cash management services for Cox with settlements of balances between Cox and CEI occurring periodically at market interest rates. At September 30, 1998, an intercompany payable of $42.3 million was due from Cox to CEI.

OTHER MATTERS

Year 2000 Readiness Disclosure

General
-------

     The Year 2000 Issue is the result of computer programs and embedded computer microprocessors being unable to properly process dates or date-sensitive calculations beyond December 31, 1999. Cox recognizes the importance of this issue and is taking a proactive approach in order to facilitate an appropriate transition into the year 2000. Any of Cox's computer systems that process dates or date-sensitive calculations are exposed to the Year 2000 Issue as these systems may recognize only the last two digits to identify the year in a date, or identify digits as an instruction. Accordingly, the year "00" may be recognized as the year 1900 rather than the year 2000, which may result in miscalculations or system failures. A computer system is deemed to be year 2000 compliant when it continues to produce understandable, accurate and predictable results which conform to the original functional specifications, regardless of the millennium change.

State of Readiness
------------------

     In June 1997, Cox appointed a project team, comprised of both internal and external resources, to develop its Year 2000 initiative (the "Initiative"). The Initiative will involve, as necessary, the upgrade and replacement of affected computer systems and software applications ("IT Systems") and equipment with embedded microprocessors ("Non-IT Systems"), as well as the design and implementation of a contingency and business continuation plan.

     The project team has developed a plan to assess, remediate, and test its IT and Non-IT systems sufficiently in advance of the year 2000 in order to reduce the risk of an interruption in critical services as a result of the millennium date change. The scope of the Initiative includes the following systems: (1) both custom and packaged software applications (the "Applications"); (2) local- and wide-area networks, hardware, processors and operating systems (the "Infrastructure"); (3) the Cox plant, distribution network and programming components (the "Plant"); and (4) business-critical third party vendors ("External Agents").

     The general phases of the Initiative common to all systems are as follows:
(1) inventory of all business processes to document the Year 2000 status for each product and service; (2) assign priorities to identified items; (3) assess the Year 2000 compliance of items determined to be material to Cox; (4) repair or replace material items that are determined not to be Year 2000 compliant; (5) test material items; (6) integration testing of multiple IT and Non-IT assets, both custom and vendor-provided, to determine correct manipulation of dates and date-related data; and (7) design and implement contingency and business continuation plans for each organization and Cox location. As of September 30, 1998, the project team has completed Phases 1 through 3 for substantially all of the Applications, Infrastructure, Plant and External Agents.

     Applications. Applications consist of custom and packaged software. In 1995, Cox began a Company-wide business systems replacement project to meet the growth in the cable business and to meet emerging business needs. Accordingly, Cox is in the process of replacing or upgrading substantially all of its applications irrespective of the Year 2000 Issue.

  Cox's two most critical Applications are its common financial system and the cable operation support system. The financial system is based on packaged software from JDEdwards. This software will be upgraded to version 7.5 by the end of November 1998. Cox has made appropriate inquiries and JDEdwards has provided certification that Version 7.5 is Year 2000 compliant. Cox operates all of its cable properties using the ICOMS subscriber management system licensed from Convergys, Inc. Cox has made appropriate inquiries and Convergys, Inc. has provided opinions indicating that ICOMS is Year 2000 compliant. Cox expects to have substantially all of the Applications completed through Phase 4 by December 1998. In addition, Cox is currently planning to implement Phase 5 and 6 testing procedures for the Applications in early 1999 and Phase 7 contingency and business continuation planning in mid-1999.

     Cox has a very limited inventory of custom or in-house developed software and anticipates that all such software will be repaired or replaced by the end of 1998, with testing procedures to begin in December 1998.

  Infrastructure. Infrastructure consists of local- and wide-area networks, hardware, processors and operating systems. Substantially all Infrastructure activities have been completed through Phase 3 including activities relating to hardware, operating systems and networking equipment. Cox has received recommendations from significant vendors as to the appropriate version of software needed to be Year 2000 compliant. Cox intends to remain current with all Year 2000 compliant software versions where available and expects to be completed through Phase 4 for the Infrastructure by the end of 1998. In addition, Cox is currently planning to implement Phase 5 and 6 testing procedures, as necessary, for the Infrastructure in early 1999 and Phase 7 contingency and business continuation planning in mid-1999. The project team has also conducted reviews of the Infrastructure Year 2000 exposure to Non-IT systems (i.e., elevator, automated lighting, etc.). Based upon the project team's review, Cox has concluded that exposure from Non-IT systems failing to be Year 2000 compliant is limited and does not pose a material financial risk to the Company.

  Plant. The Plant is comprised of an integrated distribution network providing video, voice, and data services to its customers. In 1995, Cox began to deploy fiber optic cable and to upgrade the technical quality of its hybrid fiber-coaxial broadband network facilitating the delivery of additional programming and services. As a result, substantially all of Cox's Plant equipment and software is state-of-the-art, which has helped to reduce the level of Plant Year 2000 Issues. As of September 30, 1998, Cox is substantially complete through Phase 3 for all Plant equipment and software. Certain equipment is known to require upgrades or replacement to operate properly. Some of these upgrades are not yet available from their respective vendors. Cox expects substantially all Plant activities will be completed through Phase 4 by mid-1999. Cox is currently developing testing and integration testing procedures, and will implement Phase 5 and 6 testing activity in mid-1999. Due to the nature of the Plant network, testing procedures are dependent on vendor and Cox testing performed in a non-production environment. Phase 7 contingency and business continuation planning is scheduled to commence in mid-1999.

     External Agents. Cox's assessment of External Agents includes a formal communication program with the Company's significant vendors to determine the extent to which Cox is vulnerable to those third parties who fail to remediate their own Year 2000 non-compliance. As of September 30, 1998, Cox had substantially completed through Phase 3 for External Agents. Cox expects to be substantially completed through Phase 4 for External Agents by early 1999. In addition, Cox is currently developing testing and integration testing procedures, including the purchase of testing programs, and will implement Phase 5 and 6 testing activity early 1999. Phase 7 contingency and business continuation planning is scheduled to commence mid-1999. With respect to customers, most of Cox's customer base consists of individual subscribers, thus, vulnerability to a few key customers is not a significant risk to Cox. Cox is not aware of any anticipated Year 2000 non-compliance by its vendors or customers that could materially affect Cox's business operations; however, Cox does not control the systems of other companies and cannot assure that such systems will be converted in a timely fashion and, if not converted, would not have an adverse effect on Cox's business operations.

     Like most other companies, Cox is dependent upon a variety of external suppliers including vendors providing electrical power, telephony, water, fuel for vehicles and other necessary commodities. Cox also relies upon the interstate banking system and related electronic communications for such functions as transmitting financial data from field locations to the home office and sweeping cash into lockboxes. Cox is currently not aware of any material non-compliance by these vendors that will materially affect Cox's business operations; however, Cox does not control these systems and can not assure that they will be converted in a timely fashion and, if not converted, would not have an adverse effect on Cox's business operations.

Costs
-----

     Total costs associated with Year 2000 compliance are not expected to be material to Cox's financial position. Most of the costs associated with Cox's Applications systems upgrades and replacements are being incurred irrespective of the Year 2000 Initiative. In addition, the timing of these upgrades and replacements has not been accelerated in order to become Year 2000 compliant. As of September 30, 1998, the total incremental costs expended on the Initiative is approximately $.8 million. Cox expects that the total incremental costs of the Initiative upon completion will be approximately $3.3 million.

Risks and Reasonably Likely Worst Case Scenarios
------------------------------------------------

     The failure to correct a material Year 2000 problem could result in system failures leading to a disruption in, or failure of certain normal business activities or operations. Such failures could materially and adversely affect Cox's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, Cox is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Cox's results of operations, liquidity or financial condition. The Initiative is expected to significantly reduce Cox's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Agents. Cox believes that, with the implementation of new business systems and completion of the Initiative as scheduled, the possibility of significant disruptions to normal operations should be reduced.

Contingency and Business Continuation Plan
------------------------------------------

     The Initiative calls for the development of suitable contingency planning for Cox's at-risk business functions. It is a function of Cox's normal business practices to address contingency issues related to the integrated distribution network in order to avoid, wherever feasible, interrupted service providing video, voice and data products to Cox's customers. The contingency planning will be revised to specifically address Year 2000 exposure with respect to product offerings in mid-1999.

     All statements relating to the Year 2000 made in Forms 10-K, 10-Q or Registration Statements filed by Cox with the Securities and Exchange Commission after January 1, 1996 are hereby incorporated by reference and designated as Year 2000 Readiness Disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Cox is exposed to interest rate risk due to its various debt instruments. In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," Cox estimated the fair value of its debt instruments based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. At September 30, 1998, the revolving credit facilities, commercial paper and Floating Rate Reset Notes bear interest at current market rates and, thus, approximate fair value. The effect of a hypothetical one percentage point increase in interest rates would decrease the estimated fair value of remaining debt with a carrying amount of $2,382.9 million to $2,339.7 million.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On February 13, 1998, the Court granted Cox's motion to stay the suit and referred it on grounds of Primary Jurisdiction to the Federal Communications Commission for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. On April 14, 1998, plaintiffs filed a petition for a peremptory writ of mandate with the California Court of Appeals. The petition was denied on May 6, 1998. On May 18, 1998, the plaintiffs filed a petition for review in the Supreme Court of California which was denied on July 8, 1998. On October 1, 1988, the plaintiffs filed a Petition for Order to Show Cause with the Federal Communications Commission requesting that the Commission issue an order finding Cox to be in violation of its rules and requiring that Cox forfeit the sum of no more than $250,000 for the violation. Cox's response to the Petition is due November 16, 1998. The outcome of this matter cannot be predicted at this time.

     Cox and its subsidiaries in Arizona, Oklahoma, Louisiana, Florida and Las Vegas are defendants in eight putative subscriber class action suits in the respective state courts initiated between October 17, 1997 and October 26, 1998. In addition, on November 2, 1998, a ninth such suit was filed against Cox with regard to its former Indiana cable system. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. The actions are being defended vigorously. The outcome of these matters cannot be predicted at this time.

     On May 12, 1998, the United States Department of Justice filed a three-count antitrust complaint styled United States v. PrimeStar, Inc., et al., in
                                 -------------------------------
the United States District Court for the District of Columbia, naming Cox as one of twelve defendants. The complaint seeks to enjoin the consummation of a June 11, 1997 Asset Acquisition Agreement by which PrimeStar, Inc. would acquire direct broadcast satellite ("DBS") assets owned by defendants MCI Communications Corp., The News Corporation Limited, and K. Rupert Murdoch (the "Acquisition"). On October 15, 1998, PrimeStar, Inc. announced that the Acquisition would not be consummated. The parties have notified the Department of Justice and the United States District Court that the Acquisition has been abandoned. A formal stipulation of dismissal was filed on November 6, 1998.

ITEM 2. CHANGES IN SECURITIES

      On October 1, 1998, Cox acquired a cable television system located in Las Vegas, Nevada, and certain related businesses owned by Prime South Diversified, Inc. ("PSDI") for a combination of cash and Cox stock (the "Las Vegas Acquisition") with an aggregate value of approximately $1,325.0 million, including the refinancing of certain PSDI indebtedness. As part of the consideration, Cox issued 5,667,709 shares of its Class A Common Stock and 2,418,186 shares of its Series A Convertible Preferred Stock. All of such shares were issued to a limited number of sophisticated persons and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

      The Las Vegas Acquisition was structured as a merger of PSDI with and into Cox Communications Las Vegas, Inc., a wholly owned subsidiary of Cox ("CCLV"), with CCLV as the surviving corporation. G.C. Investments and Barbara J. Greenspun, as trustee of the Unified Credit Trust created under a Declaration of Trust dated December 6, 1988, (collectively, the "Greenspun Shareholders") owned a majority interest in PSDI, and the remaining PSDI interests were held by Prime Cable of Austin, Texas, and various individual and institutional investors.

      The Series A Stock is a newly created series of preferred stock issued in accordance with Cox's certificate of incorporation, which authorizes 5,000,000 shares of preferred stock. All of the issued and outstanding shares of Series A Stock are held by the Greenspun Shareholders. Cox has no other issued or outstanding preferred stock. The following summary of the material terms of the Series A Stock is qualified in its entirety by reference to the Certificate of Designations of Powers, Preferences and Rights of the Series A Stock, filed as
Exhibit 3.1 to the Form 8-K filed by Cox on October 15, 1998 and incorporated herein by reference.

 .  Dividends. Holders of Series A Stock are entitled to dividends only when, and
   ---------
   to the extent that, dividends are declared on the Series A Stock by the board of directors of Cox.

 .  Ranking. In the event that Cox liquidates, holders of Series A Stock are
   -------
   entitled to receive $44.275 per share, plus any accrued and unpaid dividends (the "Liquidation Price"), before holders of Cox's common stock receive any distributions.

 .  Voting. Holders of Series A Stock are entitled to one vote per share, and
   ------
   such holders vote together with the holders of Class A Common Stock on all matters upon which holders of Class A Common Stock are entitled to vote.

 .  Antidilution. The number of outstanding shares of Series A Stock is subject
   ------------
   to adjustment upon the occurrence of certain diluting events which affect the number of outstanding shares of Class A Common Stock.

 .  Pre-emptive Rights. Holders of Series A Stock have the right to purchase
   ------------------
   additional shares of Series A Stock if Cox or its affiliates contribute assets or cash to CCLV.

 .  Conversion. Shares of Series A Stock are convertible into shares of Class A
   ----------
   Common Stock at the option of the holders (an "Optional Conversion") only after October 1, 2003, a change in control of Cox or notification of the liquidation of Cox, whichever first occurs. Shares of Series A Stock representing at least a majority of such shares then outstanding must be converted in any Optional Conversion, and holders of Series A Stock are entitled to a total of two Optional Conversions. Shares of Series A Stock are convertible into shares of Class A Common Stock pursuant to a formula based upon the fair market value of CCLV and the average closing price of the Class A Common Stock over a specified ten-day period (the "Average Closing Price"). Shares of Series A Stock will automatically convert into shares of Class A Common Stock if CCLV makes a distribution on its capital stock. The number of shares of Series A Stock to be automatically converted in the event of such a distribution will be determined by a formula based on the fair market value of the distribution and the Average Closing Price. In addition, upon any sale of all or substantially all of the assets of Cox, all outstanding shares of Series A Stock will automatically convert into shares of Class A Common Stock pursuant to a formula based on the fair market value of CCLV and the Average Closing Price.

 .  Redemption. Any time after October 1, 2028 or in the event that the Greenspun
   ----------
   Shareholders no longer hold the investment power with respect to at least 50% of the then outstanding shares of

   Series A Stock, Cox may redeem all, but not less than all, of the outstanding shares of Series A Stock at the Liquidation Price.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               27  --  Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1998:

              A Form 8-K dated October 1, 1998 (filed October 15, 1998) reported the closing of the acquisition of Prime South Diversified, Inc. ("PSDI") under Item 2 and included audited financial statements of PSDI as of December 31,1996 and 1997 and for each of the three years in the period ended December 31, 1997, unaudited financial statements of PSDI for the six months ended June 30, 1998 and pro forma financial statements reflecting the acquisition under Item 7.

              A Form 8-K dated May 5, 1998 (filed May 28, 1998) reported the issuance of a press release announcing the proposed PSDI acquisition in Item 5, and that report was amended on July 6, 1998 to file pro forma financial statements reflecting the acquisition under as Item 7(b).

              A Form 8-K dated July 27, 1998 (filed August 7, 1998) reported under Item 5 the completion of the sale of $200 million principal amount of its 6.40% Notes due 2008, $200 million principal amount of its 6.80% Debentures due 2028 and $250 million principal amount of its 6.15% Reset Put Securities due 2033.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Cox Communications, Inc.




  /s/ Jimmy W. Hayes                            Date:     November 12, 1998
  ----------------------------------
  Jimmy W. Hayes
  Senior Vice President, Finance and
  Chief Financial Officer
  (Principal Financial Officer)