Form 10-K405
period 1998-12-31
COX COMMUNICATIONS INC /DE/
filed 1999-03-29
CIK 25305

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ x ]
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1998
                                      OR
[ ]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from            to

                         Commission File Number 1-6590

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 10, 1999, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $5,839,163,300 based on the closing price on the New York Stock Exchange on such date.

There were 263,687,181 shares of Class A Common Stock outstanding as of March 10, 1999.
There were 13,798,896 shares of Class C Common Stock outstanding as of March 10, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Stockholders are incorporated by reference into Part II. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

                            COX COMMUNICATIONS, INC.

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
 Item 1.  Business.......................................................     2
 Item 2.  Properties.....................................................    35
 Item 3.  Legal Proceedings..............................................    35
 Item 4.  Submission of Matters to a Vote of Security Holders............    36
                                    PART II
 Item 5.    Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    36
 Item 6.  Selected Consolidated Financial Data...........................    37
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    38
 Item 7a. Quantitative and Qualitative Disclosure about Market Risk......    49
 Item 8.  Consolidated Financial Statements and Supplementary Data.......    50
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    80
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    80
 Item 11. Executive Compensation.........................................    80
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    80
 Item 13. Certain Relationships and Related Transactions.................    80
                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K............................................................    80
 SIGNATURES...............................................................   84

                                    PART I

ITEM 1. BUSINESS

  Cox Communications, Inc. is among the nation's largest broadband communications companies with U.S broadband network operations and investments in cable television programming, telecommunications and technology, and broadband networks.

  Cox's business strategy includes the development of new and advanced communications services for its customers by capitalizing on its highly clustered cable television systems, its industry leading position in upgrading the technological capabilities of its broadband networks, and its commitment to customer service. Cox believes that an integrated package of existing multichannel video, new services such as digital video, high-speed Internet access, local and long-distance telephone, and commercial competitive local exchange carrier operations, will enhance its ability to acquire and retain customers while increasing revenues per customer.

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

  Cox is an indirect 73.3% owned subsidiary of Cox Enterprises, Inc. (CEI). CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest media companies in the United States with consolidated revenues in 1998 of approximately $5.4 billion. CEI, which has a 101-year history in the media and communications industry, publishes 15 daily newspapers and owns or operates 11 television stations in addition to its interest in Cox. Through its indirect majority-owned subsidiary, Cox Radio, Inc., CEI owns or operates 57 radio broadcast stations pending closing of previously announced transactions. Through Manheim Auctions, CEI is also the world's largest operator of auto auctions.

U.S. Broadband Networks

Business Strategy

  Cox's strategy for its U.S. broadband networks is to capitalize on the capabilities of its advanced broadband platform and the strength of its current cable television business to provide its residential and commercial customers with an integrated package of existing multichannel video and new services, including digital video, high-speed Internet access, and local and long-distance telephone services. Cox believes that the long-term competitive advantages of clustering, aggressive investment in the technological capabilities of its broadband network and commitment to customer service will enhance its ability to continue to grow its core cable television operations and offer new services to existing and new customers.

  Clustering. As an integral part of its broadband communications strategy, Cox has continually sought the advantages and efficiencies of operating large cable television clusters. As of December 31, 1998, approximately 85% of Cox's customers were served by Cox's ten largest clusters which averaged over 300,000 customers each. See "--Cable Television Business--Operating Data." Large cable television clusters enable Cox to reduce expenses through the consolidation of marketing and support functions and to place more experienced management teams at the system level who are better equipped to meet the new competitive and regulatory challenges of today's telecommunications industry. Large operating clusters will also increase the speed and effectiveness of Cox's new product and services deployment, enhancing its ability to increase both customers and revenues.

  In addition to strategic acquisitions of contiguous cable television systems which expand existing operations, Cox will pursue other cable acquisitions that are value accretive.

  Technology and Capital Improvements. Cox emphasizes high technical standards for its cable television clusters. Cox continues to deploy fiber optic cable and to upgrade the technical quality of its hybrid fiber-coaxial broadband network. The result is a significant increase in network capacity, quality and reliability, facilitating the delivery of additional programming and services such as digital video, high-speed Internet access, and local and long-distance telephone services. Cox's aggressive investment in its broadband network upgrade will allow it to offer these services quickly.

  Cox strives to maintain the highest technological standards in the industry. Cox's U.S. cable television systems have bandwidth capacities ranging from 400 MHz to 750 MHz, which permits carriage of 54 to 112 analog channels. At the end of 1998, approximately 77% of Cox's networks had bandwidth capacity of 550 MHz or 750 MHz. Cox anticipates that approximately 86% of its networks will have bandwidth capacity of 550 MHz or 750 MHz by the end of 1999. In Cox's ten largest systems, by the end of 1999, Cox anticipates that approximately 80% of its customers will have access to 750 MHz capacity and approximately 2.5 million customers will be able to receive two-way services.

  In addition to increasing channel capacity, Cox's aggressive investment in technology has improved the reliability of its service. Cox's hybrid fiber-coaxial broadband networks had a 99.992% reliability rate in 1998, as measured by average customer minutes of outage per year, which exceeds the BellCore standard of 99.989% utilized by the Regional Bell Operating Companies. Cox's fiber optic network design of ring-in-ring architecture provides significant improvements over existing non-ring network architecture in capability, flexibility, and reliability, without creating additional cost.

  Customer and Community Service. Strong customer service is a key element of Cox's business strategy to deliver new advanced communications services for its customers. Cox has always been committed to customer service and has been recognized by several industry groups as a leader in providing quality customer service. In 1996, Cox was distinguished by J.D. Power & Associates for achieving highest overall customer satisfaction among cable television users in the first study on the cable industry. Cox systems have won the "Customer is Key Award" nine times, more than all other cable companies combined. CTAM, the marketing society of the cable and telecommunications industries, presents this award to recognize outstanding customer service. Cox believes that its high level of customer satisfaction will help it compete more effectively as it has begun delivering new services such as digital video, high-speed Internet access, and local and long-distance telephone. Cox places special emphasis on training its customer contact employees and has developed customer service standards and programs that exceed national customer service standards developed by the National Cable Television Association and the FCC.

A key element of Cox's community service is enhancing education through the use of cable technology and programming. Cox currently participates in four education initiatives:

  1. "Cox Cable in the Classroom," which provides schools with free basic cable service and more than 540 hours of commercial-free educational television programming each month;

  2. "Cable's High Speed Connection," branded "Cox Line to Learning" program, a National Cable Television Association nationwide initiative in which major cable companies are providing high-speed Internet access, free of charge, to each accredited public and private school in their respective communities where digital services are available;

  3. Cox Model Technology Schools established by Cox in Chula Vista, California, Omaha, Nebraska, Norfolk, Virginia, and Warwick, Rhode Island where it is testing future broadband services, such as interactive fiber optic links to local colleges, to determine their value in the classroom; and

  4. The Multimedia Academy established by Cox to train educators, students, parents, and community leaders about the use of multimedia technology as an educational tool.

  Alternative Revenue Sources. Implementation of Cox's business strategy will allow Cox to develop revenue sources ancillary to its core cable television, telephony and high-speed Internet access businesses. In recent years, Cox has increasingly generated revenues from additional sources such as advertising, pay-per-view and home shopping.

  Cox derives revenues from the sale of advertising time on satellite-delivered networks such as ESPN, MTV and CNN. Currently, Cox inserts advertising on 20 channels in each of its cable television systems. Local cable television advertising is often more effective and less expensive than alternative local advertising sources. As such, Cox expects continued growth of this revenue source. In addition, Cox participates in the national and regional cable television advertising market through its investment in National Cable Communications, L.L.C., a partnership which represents cable television companies to advertisers. National Cable Communications is the largest representation firm in spot cable advertising sales.

Cable Television Business

  Cox's cable television operations represent the core element of its integrated broadband communications strategy. Cox owns and operates 18 cable television systems in 14 states. These clusters pass approximately 5.9 million homes and provide service to approximately 3.7 million customers.

  Cox's cable television systems offer customers packages of basic and cable programming services consisting of television signals available off-air, a limited number of television signals from so-called "superstations," numerous satellite-delivered non-broadcast channels (such as Cable News Network, MTV:
Music Television, USA Network, ESPN, Arts and Entertainment Channel, The Discovery Channel, The Learning Channel, Turner Network Television and Nickelodeon), displays of information featuring news, weather, stock and financial market reports and public, governmental and educational access channels. In some systems, some of these satellite-delivered non-broadcast services are offered at a per channel charge or are packaged together to form a tier of services offered at a discount from the combined per channel rate. Cox's cable television systems also provide premium television services to their customers for an extra monthly charge. Such services (including Home Box Office, Showtime, Starz and Cinemax) are satellite-delivered channels that consist principally of feature motion pictures presented without commercial interruption, sports events, concerts and other entertainment programming. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium television services, which constitute the principal sources of revenues to Cox.

  Operating Data. The following table indicates the growth of Cox's cable television systems by summarizing basic customers, new services, the number of homes passed by cable, premium service units and penetration levels as of December 31 for each of the five years set forth below:

                            1998       1997       1996       1995       1994
                          ---------  ---------  ---------  ---------  ---------
Basic customers(a)......  3,741,608  3,235,338  3,259,384  3,248,759  1,851,726
New services(b).........    169,731     18,941        --         --         --
                          ---------  ---------  ---------  ---------  ---------
Revenue Generating Units
 (c)....................  3,911,339  3,254,279  3,259,384  3,248,759  1,851,726
Homes passed(d).........  5,923,428  5,023,870  5,016,749  5,005,858  2,878,857
Basic penetration(e)....       63.2%      64.4%      65.0%      64.9%      64.3%
Premium service
 units(f)...............  2,206,833  1,865,184  2,000,673  1,827,068  1,203,606

--------
(a) A home with one or more television sets connected to a cable television system is counted as one basic service customer.
(b) New services include Cox Digital Television, Cox@Home and Cox Digital Telephone.
(c) Each basic customer and each new service is a Revenue Generating Unit. In certain locations, a household may purchase more than one new service, each of which is counted as a separate Revenue Generating Unit.
(d) A home is deemed to be "passed" if it can be connected to the distribution system without any further extension of the distribution plant.
(e) Basic customers as a percentage of homes passed by cable.
(f) Premium service units include single or multi-channel services offered for a monthly fee per service.

  The following table is a summary of certain operating data as of December 31, 1998 for Cox's cable television clusters:

                                                               Homes     Basic
                                                              Passed   Customers
                                                             --------- ---------
    Top Ten Clusters:
      Phoenix, AZ..........................................  1,118,795   601,126
      San Diego, CA........................................    709,817   501,174
      New England..........................................    609,664   428,018
      Hampton Roads, VA....................................    600,984   393,693
      Las Vegas, NV........................................    509,439   298,432
      New Orleans, LA......................................    457,867   268,323
      Orange County, CA....................................    333,913   255,223
      Omaha, NE............................................    271,193   171,080
      Oklahoma City, OK....................................    208,323   121,668
      Pensacola/Ft. Walton Beach, FL (a)...................    207,249   153,592
                                                             --------- ---------
        Subtotal Top Ten...................................  5,027,244 3,192,329

    Other Systems:
      Tucson, AZ (b).......................................    256,551   124,722
      Lubbock/Midland, TX..................................    138,064    80,111
      Santa Barbara/Bakersfield, CA........................    134,455    92,858
      Gainesville/Ocala, FL................................    121,135    88,157
      Middle Georgia.......................................    107,650    71,529
      Cleveland, OH........................................    103,431    73,989
      Roanoke, VA..........................................     79,292    57,385
      Humboldt, CA.........................................     43,735    31,741
                                                             --------- ---------
        Subtotal Other Systems.............................    984,313   620,492
                                                             --------- ---------
    Total (including Ft. Walton Beach) (a).................  6,011,557 3,812,821
                                                             ========= =========
    Total (excluding Ft. Walton Beach) (a).................  5,923,428 3,741,608
                                                             ========= =========

--------
(a) The Ft. Walton Beach cable television system (with 88,129 homes passed and 71,213 customers) is owned by TWC Cable Partners, which is 50.0% owned by Cox and 50.0% owned by Time Warner. Cox manages the Ft. Walton Beach cable television system as part of its Pensacola cluster. The partnership also owns a cable television system in Staten Island, NY, that is managed by Time Warner.
(b) Includes 31,896 homes passed and 25,517 customers for the Sierra Vista, AZ cable television system, which is currently being marketed for sale.

  Franchises. Cable television systems are constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, service standards including number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984, as amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996.

  As of March 1999, Cox held approximately 189 franchises. These franchises provide for the payment of fees to the issuing authority. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. For both 1998 and 1997, franchise fee payments made by Cox averaged approximately 4% of gross revenues.

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

Digital Television

  Digital compression technology currently allows up to 12 digital channels to be inserted into the space of only one traditional analog channel. Digital compression enables Cox to increase the channel capacity of its cable television systems by approximately 200 channels. Cox believes that the cable television system upgrades, along with the implementation of digital compression technology, will provide its customers with greater programming diversity, better picture quality, improved reliability, and enhanced service. A Cox Digital Television customer can currently receive up to 200 channels including enhanced pay-per-view service, digital music channels, new networks grouped by genre and an interactive program guide. Below is a summary of Cox Digital Television operating statistics as of December 31, 1998 and 1997:

                                                                December 31
                                                             ------------------
                                                               1998      1997
                                                             ---------  -------
      Markets launched......................................         7        1
      "Digital Television Ready" homes passed............... 2,028,307  172,019
      Digital customers.....................................    74,843    1,513
      Digital penetration...................................       3.7%     0.9%

High-Speed Internet Access

  The use of computers, online services and the Internet has increased significantly over the last few years. Cox believes in the revenue opportunities of Internet related services and is taking advantage of these opportunities by providing high-speed Internet access and work-at-home services to residential customers through its residential data service, "Cox@Home." Cox@Home delivers access to the Internet at speeds that can be up to 100 times faster than traditional phone modems and provides unique online content that capitalizes on the immense capacity of Cox's broadband network. In 1997, Cox launched "Cox@Work" to provide high-speed Internet access and work-at-home services to businesses. To enhance Cox's entry into the cable based high-speed Internet access market, Cox acquired an interest in @Home Corporation in August 1996. See "--Investments--Telecommunications and Technology Investments--@Home Network." Below is a summary of Cox@Home operating statistics as of December 31, 1998 and 1997:

                                                                December 31
                                                             ------------------
                                                               1998      1997
                                                             ---------  -------
      Markets launched......................................         8        6
      "Data Ready" homes passed............................. 2,634,515  954,271
      Customers.............................................    67,069   15,896
      Penetration...........................................       2.5%     1.7%

Local and Long Distance Telephony

  Cox utilizes the capacity and reliability of its advanced broadband network, which will pass virtually all homes and most businesses in its markets, by providing local telephone services and reselling long distance services. Cox can thereby access a portion of a revenue market of approximately $180.0 billion for telephony services. In 1997, "Cox Digital Telephone" was introduced to residential customers in Orange County, California and Omaha, Nebraska. Below is a summary of Cox Digital Telephone operating statistics as of December 31, 1998 and 1997:

                                                                   December 31
                                                                  --------------
                                                                   1998    1997
                                                                  ------- ------
      Markets launched...........................................       6      2
      "Telephone Ready" homes passed............................. 611,253 56,312
      Customers..................................................  27,819  1,532
      Lines......................................................  42,668  2,335

Commercial Telephony and Data

  Cox delivers telecommunications services to businesses through its competitive local exchange carrier operation. Through its dedicated fiber optic networks, Cox's competitive local exchange carrier operations provide business customers video, telephony and high-speed Internet access services. Below is a summary of Cox's competitive local exchange carrier operation as of December 1998 and 1997:

                                                                   December 31
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
      Cities in operation.......................................       7       4
      Buildings connected on-net................................     530     433
      Fiber route miles.........................................   3,905   2,889
      Circuit switches installed................................       8       7
      Voice grade equivalent circuits........................... 322,615 251,086

Investments

Cable Television Programming Investments

  Cox has made substantial investments in cable television networks as a means of generating additional interest among consumers in cable television. The following table summarizes our significant programming investments as of December 31, 1998:

                                                                               Cox
                                                                            Percentage
                                                                            Ownership
Investment                                   Description                     Interest
----------                                   -----------                    ----------
Digital Cable Radio        Digital audio services, including Music Choice
 Associates..............                                                      13.6%
Discovery Communications,  Owns Discovery Channel, Learning Channel,
 Inc. ...................  Animal Planet Network, retail and other
                           ancillary businesses                                24.6
Flextech plc.............  Cable and satellite television programming based
                           in the United Kingdom                               12.6
GEMS Television..........  Spanish-language service targeted at women          50.0
Hits-at-Home.............  Pay-per-view programming, including Viewer's
                           Choice                                              11.1
Outdoor Life Network.....  Outdoor recreation-related programming              33.0
Product Information        Infomercial distribution
 Network.................                                                      45.0
Speedvision Network......  Automotive, marine and aviation-related
                           programming                                         32.7
The Sunshine Network,      Regional sports (Florida)
 Inc. ...................                                                       5.3

  Digital Cable Radio Associates. Digital Cable Radio Associates distributes audio programming, under the brand name Music Choice, in a digital format via coaxial cable to more than one million customers in the United States. This service allows cable television customers to receive compact disc quality sound in diverse music formats. Cox currently holds a 13.6% interest, with the remaining interests held in varying proportions by General Instruments, Sony Music Entertainment, MediaOne, Comcast, Time Warner, Adelphia Communications and EMI Music. Cox accounts for its investment in Digital Cable Radio Associates under the cost method.

  Discovery Communications, Inc. The principal businesses of Discovery Communications, Inc. are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, Discovery Europe, and its retail division consisting primarily of over 100 stores of The Nature Company. The Discovery Channel provides nature, science and technology, history, exploration and adventure programming and is distributed to customers in virtually all U.S. cable homes. The Learning Channel broadcasts a variety of educational and nonfiction programming. In addition, through internally generated funding, significant investments are being made by Discovery in building a documentary programming library. Cox holds a 24.6% interest in Discovery, with the remaining interest held in varying proportions by Liberty Media, NewChannels Corp. and Discovery's management. Cox accounts for its investment in Discovery under the equity method.

  Flextech plc. Cox holds a 12.6% interest, in Flextech plc, an English publicly-held programming company. Cox accounts for its investment in Flextech under the fair value method.

  GEMS Television. GEMS Television provides Spanish language television programming for distribution in the United States, South America and other Spanish and Portuguese-speaking regions. The programming of GEMS Television is produced in Venezuela, consists largely of telenovelas (soap operas) and is targeted primarily to women in Latin America and to Spanish-speaking women in the United States. Cox and International Television, Inc., a subsidiary of Empresas 1-BC, Venezuela's largest media company, are equal partners in GEMS Television. Cox accounts for its investment in GEMS Television under the equity method.

  Hits-at-Home. Hits-at-Home, which operates under the brand-name Viewer's Choice, is a cable operator-controlled buying cooperative for pay-per-view programming. Cox holds an 11.1% interest in Hits-at-Home, with the remaining equity interests held in varying proportions by Time Warner, Liberty Media, Comcast Corporation and MediaOne. Cox accounts for its investment in Hits-at-Home under the cost method.

  Outdoor Life Network. Outdoor Life's programming consists primarily of outdoor recreation, adventure and wildlife themes. Cox recognized a minimal gain in connection with FOX/Liberty Networks' acquisition of a one-third equity interest in Outdoor Life during May 1998. Cox accounts for its investment in Outdoor Life under the equity method.

  Product Information Network. Product Information Network is a network for the distribution of multiple direct response television commercials or "infomercials" through cable television systems and other television programming outlets. Product Information Network is a joint venture between Cox and Jones International, Ltd. Cox accounts for its investment in Product Information Network under the equity method.

  Speedvision Network. Speedvision's programming consists of a broad variety of material for automobile, boat and airplane enthusiasts. Cox recognized a minimal gain in connection with FOX/Liberty Networks' acquisition of a one-third equity ownership interest during May 1998. Cox accounts for its investment in Speedvision under the equity method.

Telecommunications and Technology Investments

  Cox has made substantial investments in telecommunications and technology. A summary of Cox's significant telecommunications and technology investments as of December 31, 1998 is set forth below:

                                                                           Cox
                                                                        Percentage
                                                                        Ownership
Investment                                Description                    Interest
----------                                -----------                   ----------
@Home Network........... Nationwide network providing high-speed internet access and unique online content via
                          cable modems                                     12.3%
AT&T Corp. ............. Long-distance telephone and other
                          telecommunications services                       1.9
Cox Communications PCS,  Offers Sprint PCS wireless phone service in
 L.P. ..................  Southern California and parts of Nevada and
                          Arizona                                          32.0
National Cable
 Communications......... Cable television advertising sales                16.7
NextLink Nevada......... Telecommunications services in Las Vegas and
                          other areas of Nevada                            35.0
PrimeStar, Inc. ........ DBS services                                      9.4
Sprint PCS.............. Wireless telecommunications                       11.9(a)
Syntellect, Inc. ....... Pay-per-view ordering technology                  8.6

(a) In addition, Cox also owns warrants and convertible preferred stock approximating 5.2 million common shares.

  @Home Network. @Home is a national Internet "backbone" service that allows customers access to the Internet at speeds that can be up to one hundred times faster than traditional phone modems by using a cable modem and the cable television broadband network. Cox holds approximately 12.3% of @Home (11.3% on a fully diluted basis after giving effect to the exercise of certain warrants issued to Cablevision Systems Corporation). Cox accounts for its investment in @Home as a fair value method investment.

  On January 19, 1999, Excite Inc. and @Home entered into a merger agreement pursuant to which Excite would be merged with and into @Home. The merger is subject to approval by Excite's and @Home's stockholders. If this merger is consummated, Cox's percentage ownership interest in @Home will be reduced as a result of the issuance of @Home common stock to the stockholders of Excite.

  AT&T Corp./Teleport. Prior to April 1998, Cox owned 34.4% of the Class B Common Stock of Teleport Communications Group, Inc. (Teleport), which represented 22.4% of total shares outstanding and 32.7% of the voting power of Teleport.

  In April 1998, Teleport completed the acquisition of another entity for a combination of stock and cash consideration. As a result of Teleport's stock issuance, Cox recognized a pre-tax gain of $150.4 million.

  In July 1998, Cox exchanged its interest in Teleport for 36.9 million shares of AT&T common stock. As a result of the exchange, Cox recognized a pre-tax gain of $1,719.3 million during the quarter ended September 30, 1998 and has accounted for the AT&T common stock as a fair value method investment. In addition, Cox recognized a pre-tax gain of $30.4 million as a result of the sale of 3.3 million shares of AT&T common stock during the quarter ended December 31, 1998. Cox received gross proceeds of $215.6 million related to the sale of these shares.

  Cox recorded $46.6 million, $48.6 million and $28.5 million of equity in net losses in affiliated companies for the years ended December 31, 1998, 1997 and 1996, respectively, for its ownership in Teleport.

  Also during December 1998, Cox entered into four costless collar agreements to minimize the impact of potential adverse market risk on 10.0 million shares of AT&T common stock. These costless collar agreements mature at various dates through January 2003. Cox has recorded the costless collar agreements at their estimated fair market value, with unrealized losses resulting from changes in fair value between measurement dates of $4.3 million at December 31, 1998 recorded as a component of accumulated other comprehensive income.

  Cox Communications PCS, L.P. Cox and CEI, through subsidiaries, formed a partnership, Cox Pioneer Partnership, which is owned approximately 78.0% by Cox and approximately 22.0% by CEI. On December 31, 1996, Cox Pioneer Partnership and Sprint Spectrum Holdings Company, L.P. (a partnership of Cox, TCI, Comcast and Sprint Corporation) formed Cox Communications PCS, L.P. to operate a personal communications services system in the Los Angeles-San Diego MTA. In February 1998, Cox Pioneer Partnership exercised its right under the Cox PCS partnership agreement to sell a portion of its interest in Cox PCS to Sprint Spectrum Holdings Company, L.P. This sale occurred in June 1998 and, as of December 31, 1998, Sprint Spectrum Holdings Company, L.P., as general partner and limited partner, owned 59.2% of Cox PCS, and Cox Pioneer Partnership, as general partner, owned 40.8% of Cox PCS. The net proceeds from this sale were allocated between Cox and CEI in accordance with the partnership agreement of Cox Pioneer Partnership. Cox's share of the proceeds was $63.2 million. In addition, Cox recognized a $62.2 million pre-tax gain as a result of this transaction.

  Cox recorded $107.8 million and $85.0 million of equity in net losses in affiliated companies for the years ended December 31, 1998 and 1997, respectively, related to the operations of Cox PCS. Cox also recorded $60.7 million of equity in net losses of affiliated companies for the year ended December 31, 1996 related to the operations of the personal communications services system prior to the formation of Cox PCS. Cox accounts for its investment in Cox PCS under the equity method.

  National Cable Communications. Cox has a 16.7% interest in National Cable Communications, which represents cable television companies to advertisers. National Cable Communications is the largest representation firm in spot cable advertising sales. It enables advertisers to place advertising with selected multiple systems on a regional or national single-source basis, and enhances the ability of affiliated cable television systems to attract advertisers other than purely local advertisers. The other members in National Cable Communications are MediaOne, Time Warner, Comcast, Liberty Media and Katz Cable Corporation. Katz Cable Corporation is also the manager of National Cable Communications pursuant to a management agreement. Cox accounts for its investment in National Cable Communications under the cost method.

  NextLink Nevada. On October 1, 1998, Cox acquired a 35.0% interest in NextLink Nevada in connection with the acquisition of Prime South Diversified, Inc. In February 1999, Cox purchased an additional 5.0% interest in NextLink Nevada. The business of NextLink Nevada consists of marketing, offering and providing telephony services in the Las Vegas metropolitan area and elsewhere in the state of Nevada through telephone networks owned or leased by NextLink Nevada. In addition, Cox acquired notes receivable from NextLink Nevada amounting to approximately $12.4 million at December 31, 1998. Principal and interest are due quarterly. Cox accounts for its investment in NextLink Nevada under the equity method.

  PrimeStar Partners, L.P. Prior to April 1998, Cox owned a 10.4% interest in the PrimeStar Partners, L.P., a provider of direct broadcast satellite services. In April 1998, Cox contributed its 10.4% partnership interest and net assets in and operations of PrimeStar Partners, L.P. to a newly formed entity, PrimeStar, Inc., in exchange for a 9.43% interest and $74.0 million in cash. As a result of this transaction, Cox recorded a $37.3 million pre-tax gain on the estimated fair market value of the common stock received and has accounted for its investment in PrimeStar, Inc. using the cost method.

  During fourth quarter 1998, Cox concluded, after careful analysis, that it would not recover its investment and recognized $131.4 million in charges related to its investment in PrimeStar, Inc. In January 1999, PrimeStar, Inc. announced the sale of its direct broadcast satellite service to Hughes Electronics Corporation (a division of General Motors Corporation and the parent company of DirecTV, a direct broadcast satellite service competing with Cox's cable television systems) for $1.8 billion in cash and stock. PrimeStar, Inc. will use the $1.8 billion proceeds to extinguish outstanding obligations and wind-down its remaining operations. The pending sale is subject to consent of certain PrimeStar, Inc. lenders and the receipt of necessary regulatory and other approvals.

  Sprint PCS. Prior to November 1998, Cox, TCI, Comcast and Sprint engaged in the wireless communications business, primarily personal communications services, through a limited partnership, Sprint Spectrum L.P. in which Cox owned a 15.0% interest. Sprint Spectrum was the holder of 29 broadband personal communications services licenses.

  Cox recorded $330.0 million, $225.2 million and $56.5 million of equity in net losses in affiliated companies for the years ended December 31, 1998, 1997 and 1996, respectively, for its ownership interest in Sprint Spectrum.

  Subsidiaries of Cox, TCI and Sprint also formed a partnership, PhillieCo L.P. PhillieCo held a broadband personal communications services license for the Philadelphia MTA. Prior to November 1998, Cox owned a 17.6% interest in PhillieCo. PhillieCo was affiliated with the Sprint PCS nationwide network and used the "Sprint PCS" trademark.

  In November 1998, as a result of a reorganization by Sprint Corporation, both the Sprint Spectrum and PhillieCo partnerships were combined into a new publicly traded tracking stock of Sprint Corporation, Sprint PCS. Cox's equity ownership in both Sprint Spectrum and PhillieCo was converted into common shares, convertible preferred stock and warrants of Sprint PCS. Cox recognized a $769.5 million pre-tax gain in connection with this reorganization in fourth quarter 1998 based on the estimated fair market value of the common stock, convertible preferred stock and warrants received and has accounted for these instruments as fair value method investments.

  Syntellect, Inc. Cox holds 1,150,000 shares of Syntellect, Inc. common stock, representing approximately 8.6% of the equity of Syntellect as of December 31, 1998. Syntellect designs, manufactures and markets a full line of cable-specific voice and data products and services. Applications include inbound and outbound call processing, pay-per-view ordering, information management and voice production services. Cox accounts for its investment in Syntellect as a fair value method investment.

Broadband Network Investments

  Telewest Communications plc. At December 31, 1998, Cox had an 11.9% ownership interest in Telewest Communications plc, a company that is currently operating and constructing cable television and telephony systems in the United Kingdom. In December 1997, Cox recognized a $183.9 million charge due to the decline in the fair market value of Telewest considered to be other-than-temporary. In January 1999, Cox sold its entire interest in Telewest and received $727.9 million in proceeds resulting in a pre-tax gain of $400.8 million.

  TWC Cable Partners. Cox and Time Warner each have a 50.0% ownership interest in a joint venture which owns two cable television systems in Fort Walton Beach, Florida and Staten Island, New York. As of December 31, 1998, these systems passed approximately 207,000 homes and provided service to approximately 154,000 customers. The Ft. Walton Beach system is managed as part of Cox's Pensacola cluster and the Staten Island system is managed by Time Warner. Cox accounts for its investment in TWC Cable Partners under the equity method.

Competition

  Each of Cox's major business segments faces competition in varying forms. Cable television faces competition from other providers of video and entertainment. Telephone services face competition from incumbent and new entrant providers of landline and wireless communications services. Wireless services face competition from incumbent and recently-authorized cellular, personal communications services and specialized mobile radio providers commonly known as SMR systems.

Cable Television Competition

  Cable television service was first offered as a means of improving television reception in markets where terrain factors or remoteness from major cities limited the availability of off-air television. In some of the areas served by Cox's systems, a substantial variety of television programming can be received off-air or otherwise. The extent to which cable television service is competitive depends upon the cable television system's ability to provide a greater variety of programming than is available off-air. The cable television systems owned by Cox compete with a number of different sources of news, information and entertainment, including:

 . local television broadcast stations that provide free off-air programming which can be received in many communities by using a roof-top antenna and television set;

 . satellite program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the customer's property;

 . satellite master antenna television systems, commonly known as SMATV or satellite TV systems, which serve condominiums, apartment and office complexes and private residential developments, but do not use or cross public rights-of-way;

 . multichannel, multipoint distribution service operators, commonly known as MMDS or wireless cable operators, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers;

 .  interactive online computer services;

 .  newspapers, magazines and book stores;

 .  movie theaters;

 .  live concerts and sporting events; and

 .  home video products, including videotape cassette recorders.

  Since Cox's U.S. cable television systems operate under non-exclusive franchises, other companies commonly known as overbuilders may obtain permission to build cable television systems in areas where Cox operates. To date, the extent of actual overbuilding in these areas has been relatively slight, and fewer than 2% of Cox's total homes passed are overbuilt at this time. While Cox believes that the current level of overbuilding has not had a material impact on its operations, it is unable to predict the extent to which adverse effects may occur in the future as a result of overbuilds.

  Satellite TV systems transmit signals by satellite to receiving facilities located on customers' premises such as condominiums, apartment and office complexes and other private residential developments. A private cable television system normally is free of the regulatory burdens imposed on franchised cable television systems. The Telecommunications Act of 1996 broadens the definition of satellite TV systems not subject to regulation as a franchised cable communications service. The operators of these private systems often enter into exclusive agreements with apartment building owners or homeowners' associations that may preclude operators of franchised cable television systems from serving residents of such private complexes, although some states have enacted laws to provide franchised cable systems access to such private complexes. Courts have reviewed challenges to these laws and have reached varying results. Cox is unable to predict the extent to which additional competition from these services will materialize in the future or the impact such competition would have on

Cox's operations. However, Cox is continuing to develop competitive packages of services (Cox Digital Television, Cox@Home and Cox Digital Telephone) to offer these residential and commercial developments.

  In recent years, Congress enacted legislation and the FCC has initiated new policies and authorized new technologies to provide a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial additional competition to cable television systems. These technologies include, among others, direct broadcast satellite service, commonly known as DBS service, whereby signals are transmitted by satellite directly to small receiving dishes located on the customer's property. High-powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using roof-top or wall-mounted antennas. According to the FCCs Fifth Annual Report regarding the status of competition in the video programming market, medium and high-power satellites provided video programming to over 7.2 million subscribers as of June 1998 DBS providers typically offer to their subscribers more than 200 channels of programming including:

 .  news channels;

 .  movies;

 .  broadcast stations;

 .  live concerts and sporting events; and

 . other program services similar to those program services provided by cable television systems.

DBS systems use:

 . video compression technology to increase significantly the channel capacity of their systems; and

 . digital technology to improve significantly the technical quality of the signals transmitted to subscribers.

DBS service currently has certain competitive advantages and disadvantages compared to cable service. The advantages of DBS include more programming and greater channel capacity

The disadvantages of DBS service compared to cable service include:

 .  a lack of local programming and local service; and

 .  higher additional outlet costs.

  Currently, satellite program providers are only authorized to provide the signals of television network stations to subscribers who live in areas where over-the-air reception cannot be received. Congress is presently considering proposals that will enhance the ability of DBS providers to transmit local broadcast signals to local markets which, if adopted, will likely improve the competitive position of DBS providers against cable operators.

  The availability of reasonably-priced home satellite dish earth stations, commonly called HSDs, enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the Cable Television Consumer Protection Act of 1992 contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. The 1996 Act and FCC regulations implementing that law preempt certain local restrictions on the use of home satellite dish earth stations and roof-top antennae to receive satellite programming and over-the-air broadcasting services. Recently, the FCC revised its rules to extend the prohibition on local restrictions that hamper consumer use of television antennas, small satellite dishes, and wireless cable antennas to include viewers who rent property and desire to use antennas in areas where they have "exclusive use," including balconies, patios, gardens, and yards exclusively used by the renter.

  Programming is currently available to the owners of home satellite dish earth stations through conventional, medium and high-powered satellites. PrimeStar, a consortium comprised of cable operators including Cox and a satellite company, commenced operation in 1990 of a medium-power DBS satellite system using the Ku portion of the satellite frequency spectrum and currently provides service consisting of approximately 160 channels of programming, including broadcast signals and pay-per-view services. Two major companies, DirecTV and EchoStar Communications Corporation, are currently offering nationwide high-power DBS services. DirecTV and Primestar recently reported that DirecTV and its parent company are acquiring Primestar's medium-power DBS business and the high-power DBS business of Tempo, a subsidiary of Primestar. EchoStar recently announced that it is acquiring a high-power DBS license from MCI Telecommunications Corporation and two DBS satellites currently under construction from News Corp. Various agencies of the federal government must still approve these transactions; however, if they are completed, DirecTV and EchoStar will significantly enhance the number of channels on which they can provide programming to subscribers and will improve significantly their competitive positions against cable operators. Cox is unable to predict the impact DirecTV's and EchoStar's enhanced operations may have on its business and operations as a result of these transactions. The FCC has initiated a DBS rulemaking proceeding, which, among other issues, requests comments on whether the FCC should implement cross-ownership restrictions between DBS and cable television operators.

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

  Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service commonly known as MMDS or wireless cable systems, which are licensed to serve specific areas using low-power microwave frequencies to transmit video programming over-the-air to subscribers. Recent amendments to the FCC's rules will permit reverse path or two-way transmission over wireless facilities. This development, along with the use of digital compression technology, will enable wireless cable systems to deliver more channels and additional services. BellSouth Entertainment, a Bell South-affiliated company, recently commenced wireless cable service in the New Orleans market using wireless cable technology and offering a basic package of over 160 local, cable, satellite and CD music channels. Cox has initiated the introduction of new programming services in response to the increasing competitive environment in which the New Orleans system operates. A wireless cable operator is also authorized or has commenced to provide service in several California communities where Cox operates. The FCC also has awarded licenses in the 28 GHz band for a new multichannel wireless video service similar to MMDS called Local Multipoint Distribution Service, commonly known as LMDS, which is capable of transmitting voice as well as video transmissions. The FCC has imposed cross-ownership restrictions of these frequencies by cable operators and telephone companies which were upheld by the United States Court of Appeals for the District of Columbia Circuit. For a three-year period until the year 2000, cable operators and telephone companies will be precluded from operating on these frequencies in the same authorized or franchised service areas in which they provide service. Cox is unable to predict whether wireless video services will have a material impact on its operations.

  The 1996 Act repeals the cable/television cross-ownership ban adopted in the Cable Communications Policy Act of 1984, and contains restrictions on telephone companies buying out incumbent cable operators in a telephone company's service area, especially in suburban and rural markets. The 1996 Act enables common carriers to provide video programming services as either cable operators or open video system (OVS) operators (see "--Legislation and Regulation").

  Other new technologies, including Internet-based services, may become competitive with services that cable television systems can offer. The 1996 Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television, commonly known as DTV, to incumbent television broadcast licensees. DTV is expected to deliver high definition television pictures, multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC has also authorized television broadcast stations to transmit textual and graphic information useful both to consumers and to businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. Telephone companies and other common carriers also provide facilities for the transmission and distribution of data and other non-video services.

  Cox's cable systems offer interactive online computer services. Cox's cable systems will compete with a number of other companies, many of whom have substantial resources, such as existing Internet service providers, commonly known as ISPs, and local and long distance telephone companies. Recently, a number of ISPs have requested local authorities and the FCC to provide access rights to cable television systems' broadband infrastructure so that they may be able to deliver their services directly to cable television subscribers. In a recent report, the FCC declined to institute a proceeding to examine this issue, and concluded that alternative means of access are or soon will be made available to a broad range of ISPs. Because the FCC believes the marketplace is working and expanding consumer choice for broadband services, it declined to take action on ISP access to broadband cable facilities, and the FCC indicated that it would continue to monitor this issue. Several local jurisdictions also are reviewing this issue.

  Telephone companies are accelerating the deployment of Asymmetric Digital Subscriber Line Technology commonly known as ADSL. These companies report that ADSL technology will allow Internet access to subscribers at peak data transmission speeds equal to or greater than that of modems over conventional telephone lines. Several of the Regional Bell Operating Companies have requested the FCC to fully deregulate packet-switched networks (a type of data communications in which small blocks of data are independently transmitted and reassembled) to allow them to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. Cox cannot predict the likelihood of success of the online services offered by these competitors, ISP attempts to gain access to the cable industry's broadband facilities, or the impact of those developments on Cox's business.

Telephony Competition

  Landline Telecommunications Services. While the current switched voice and data telecommunications market is dominated by local telephone companies, also known as incumbent LECs, the 1996 Act presents new opportunities for new entrants into these markets. Incumbent LECs provide a wide range of local telecommunications services and equipment to customers, as well as providing originating and terminating access to their local networks to long distance carriers and mobile radio service providers. Because incumbent LECs historically have had exclusive state franchises by law to provide telephone service, they have established long-term, exclusive relationships with their customers. Under the new law, and subject to certain limitations for rural LECs, the FCC is directed to preempt any state law or regulation that acts to prevent new competitive entry into incumbent LEC markets.

  The 1996 Act represents the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934. The 1996 Act is intended to open local exchange markets to competition, which should result in a substantial increase in Cox's business opportunities to deliver telephony over its broadband networks. Among its more significant provisions, the 1996
Act:

 .  removes legal barriers to entry in local telephone markets;

 . requires incumbent LECs to "interconnect" with competitors, including the provision of necessary elements for local competition such as telephone number portability;

 . establishes procedures for incumbent LEC entry into new markets such as long distance and cable television;

 . allows for the relaxation of regulation of telecommunications services provided by incumbent LECs and all other telecommunications service providers; and

 . directs the FCC to establish an explicit subsidy mechanism for the preservation of universally affordable telephone service.

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

  In addition to incumbent LECs and existing competitive access providers, new entrants potentially capable of offering switched and non-switched services include individual cable television companies, electric utilities, long-distance carriers, microwave carriers, wireless service providers, re-sellers and private networks built by large end-users or groups of these entities in combination.

  On August 1, 1996, the FCC adopted a report and order promulgating rules to implement the 1996 Act's provision that obligates competitive LECs and incumbent LECs to interconnect their networks. The Local Competition Order adopts a methodology to establish prices that are consistent with the 1996 Act for interconnection, compensating carriers for completing local calls, unbundled elements and resale of incumbent LEC services. The Local Competition Order adopts a national pro-competitive framework for interconnection but leaves to the individual state commissions the task of implementing the FCC's rules as part of their review of interconnection agreements. The states are required to base rates for interconnection, compensation for completing local calls and the purchase of incumbent LEC unbundled network elements on an incremental cost methodology established by the FCC, called Total Element Long-Run Incremental Cost (TELRIC). Incumbent LECs may present the states with TELRIC cost studies, while the FCC adopted interim "default" rates which the states could apply pending state review of TELRIC studies. Additionally, the FCC interpreted a non-discrimination provision in the 1996 Act to allow carriers to request that the incumbent LEC make available to them under identical terms and conditions any interconnection, service or network element contained in an approved agreement between the incumbent LEC and another carrier (known as the "pick and choose" rule).

  Any petitions for reconsideration of the FCC's Local Competition Order remain pending at the FCC. The Eighth Circuit Court of Appeals in an opinion in 1997 overturned many of the interconnection rules affecting LECs, including most aspects of the FCC's pricing rules, intrastate dialing parity rules, certain rules governing unbundled elements and the "pick and choose" rule on the belief that the FCC lacked the authority to impose rules upon state commissions. The government appealed the Eighth Circuit's opinion and on January 25, 1999, the Supreme Court upheld the FCC's interconnection rules in all respects relevant to Cox. The Court:

 . upheld the FCC's jurisdiction to set the pricing methodology for the purchase of unbundled network elements and resale, as well as the FCC's right to define unbundled network elements broadly;

 . affirmed the FCC's power to forbid incumbent LECs from separating network elements that are normally provisioned together;

 .  upheld the FCC's rule which allows carriers to request that the incumbent
   LEC make available to them any interconnection, service or network element contained in an approved agreement to which the LEC was a party under the same terms and conditions, thereby allowing carriers to adopt provisions found in other interconnection agreements; and

 . overturned the FCC criteria governing when proprietary network elements must be unbundled by an incumbent LEC.

  Significantly, the Court did not overturn any of the FCC's specific determinations about unbundled network elements, but only the methodology by which those determinations were made. The FCC has informally announced its intention to quickly review its original determinations on the availability to competitors of proprietary network elements. As a primarily facilities-based provider, Cox relies on very few of the incumbent LEC unbundled network elements to provide its telecommunications services.

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

   July 1996, the FCC released an Order promulgating rules implementing the 1996 Act's directive for local telephone number portability (the "Number Portability Order"). Under the Number Portability Order and several subsequent orders in that proceeding, the FCC:

 . ordered all LECs to begin phased development of a long-term service provider portability method in the 100 largest Metropolitan Statistical Areas (MSAs) no later than October 1, 1997;

 . ordered all LECs to complete deployment in those MSAs by March 31, 1998 in areas where other carriers have requested the availability of portability; and

 . ordered each LEC after March 31, 1998, to make number portability available within specified periods, but no longer than six months, after receiving a specific request by another telecommunications carrier in areas outside the 100 largest area MSAs.

Several LECs have petitioned the FCC for additional time to implement portability in certain markets due to difficulties in performing required equipment upgrades and the failure of a vendor to provide necessary database services. The FCC granted several of these requests for a limited period of time.

  In February 1999, the FCC also granted a request to delay implementation of service provider local number portability for the broadband commercial mobile radio service (CMRS) until November 24, 2002. Until long-term service provider number portability is available, all LECs must provide currently available number portability measures as soon as reasonably possible after a specific request from another carrier. Because new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Order should enhance Cox's ability to offer service in competition with the incumbent LECs. It is uncertain how effective these regulations will be in promoting cost effective and efficient number portability.

  On May 12, 1998, the FCC outlined general standards for LECs to use in determining which costs are carrier specific and directly related to providing local number portability. The FCC adopted a two-part test that requires carriers to show the costs:

 . would not have been incurred "but for" the implementation of local number portability; and

 .  were incurred "for the provision of" number portability services.

  These costs may be recovered either from a carrier's customers or other carriers that use an incumbent LEC's database to route calls to the correct carrier. The FCC directed incumbent LECs to file local number portability tariffs, and the FCC is in the process of addressing the type of costs incumbent LECs may recover from providers as part of the local number portability tariff review. Many incumbent LECs have asked the FCC to reconsider its local number portability cost recovery rules which they view as too limited. The Number Portability Order is subject to appeals pending before the Tenth Circuit Court of Appeals. The FCC has notified carriers that they must report their revenues to the regional number portability administrator, Lockheed Martin IMS, by April 16, 1999. Currently, Cox will be required to contribute to the number portability cost recovery mechanism in the fourth quarter 1999 but the amount of that contribution is uncertain.

  The 1996 Act mandated creation of a Federal-State Joint Board regarding universal service and subsequent action by the FCC. In the fall of 1996, the Joint Board proposed a new regime for funding universal telephone service and for distributing universal service subsidies. The FCC received public comment on that proposal and adopted a Universal Service Order in the Universal Service proceeding on May 7, 1997. The recommended decision proposed, and the Universal Service Order adopted:

 . specific explicit subsidy programs to replace the previous subsidies for high cost carriers and for low income consumers;

 .  new subsidies for access to telecommunications services; and

 . Internet access services and internal connections for schools and libraries and new subsidies for telecommunications services for rural health care facilities.

  Under the Universal Service Order, any telecommunications carrier that provides all of the services that fall within the definition of "universal service" would be eligible to apply to a state commission to receive subsidies for providing these services in high cost areas. Entities that provide telecommunications services, internal connections or Internet services used by eligible schools and libraries are also able to provide these services on a discounted basis with repayment from a federal schools and libraries fund. The FCC has not identified subsidies for high cost areas generally or adopted final rules for subsidies to rural carriers. These topics are the subject of ongoing proceedings that are expected to continue through 1999. As part of this process, the FCC is developing a "cost proxy" model intended to identify those markets and carriers in need of subsidies to maintain universal service.

  Funding for the federal universal service subsidies will come from mandatory payments imposed on all telecommunications carriers (with limited exceptions). Under the proposed contribution factors for the first quarter of 1999, Cox will be required to contribute an amount equal to 0.58% of its total telecommunications revenues and an additional 3.18% of its interstate telecommunications revenues to the federal universal service fund. In addition to the federal universal service plan, it is likely that most or all states will adopt their own universal service support mechanisms.

  Although the FCC has acted on many petitions for reconsideration of the Universal Service Order, many other petitions for reconsideration remain pending. The Universal Service Order also is the subject of pending appeals by incumbent LECs, wireless service providers and state regulators in the United States Court of Appeals for the Fifth Circuit.

  Various challenges to the Universal Service Order are before the FCC, ranging from the legality of the assessment program to the manner in which telecommunications carrier mandatory funding contributions are assessed. The Court heard oral argument on December 1, 1998. A judicial determination adverse to the FCC could result in changes to the structure and composition of carrier support payments required for federal universal service programs. The ultimate resolution of the legality of federal universal service rules could affect carrier contribution obligations to both federal and state universal service programs. Many states are moving forward developing (or already have in place) state universal service fund programs under which Cox contributes. It is not likely there will be major changes in either federal or state universal service programs until the Fifth Circuit issues a decision.

  The FCC submitted a report to Congress in April 1998 stating that some Internet telephony services previously understood to be exempt from universal service assessments, because they are classified for regulatory purposes as information services, should be regulated as telecommunications services and required to contribute to universal service funds. The FCC also indicated that for the first time it will be exploring ways to assess universal service contributions on companies which build their own networks. However, the FCC has not adopted rules to implement these conclusions, preferring instead to apply these conclusions on a case-by-case basis. Depending upon how these new policies are applied in particular cases, it could have an impact on the universal service contributions made by Cox.

  The FCC has also initiated a proceeding to consider whether to adopt rules governing the manner in which carriers disclose end user charges to recover their mandatory contributions to universal service programs. The FCC's "Truth in Billing" proceeding may impact the disclosures that all carriers, including Cox, provide to their customers in their bills whenever they pass through universal service charges as a bill line item. The FCC has not adopted final rules in this proceeding.

  While not directly required under the 1996 Act, the FCC also adopted an order intended to reform interstate access charges that are generally acknowledged to contain subsidy elements (the "Access Reform Order"). The Access Reform Order modified the previous access charge system by shifting some costs from per-minute charges to flat charges and through other changes. The FCC also simultaneously adopted an order that reduced access charges under the existing rate regulation regime. The Access Reform Order also affirmed the FCC's previous determination that interstate access charges should not be imposed on enhanced services traffic such as Internet access traffic. The FCC is continuing its review in this area and may take additional action to reform access charges this year.

  On February 25, 1999, the FCC adopted an order addressing the jurisdictional nature of dial-up traffic delivered to ISPs. The Commission announced that dial-up traffic delivered to ISPs is largely interstate. The Commission stated, however, that its action was not intended to dislodge previous state decisions interpreting interconnection agreements between incumbent LECs and competitive LECs to require reciprocal compensation between two local carriers jointly delivering dial-up traffic to ISPs. The FCC also adopted a notice of proposed rulemaking requesting comment on the approach the FCC should take on a forward-looking basis toward intercarrier compensation for dial-up traffic delivered to ISPs.

  Enforcement of some of Cox's interconnection agreements may be affected by this decision. Incumbent LECs could refuse to pay Cox reciprocal compensation for dial-up traffic delivered to ISPs. State commissions may decide to reconsider their previous decisions in light of the Commission's findings. Accordingly, there can be no assurance that Cox will recover reciprocal compensation for traffic delivered to ISPs that it believes it is entitled to under some of its existing contracts with incumbent LECs.

  On February 19, 1998, the FCC adopted new rules concerning the privacy of customer information maintained by telecommunications providers. These rules will apply to all telecommunications providers and will permit carriers to use such information for marketing services within specified categories, such as local service or long distance service, without specific customer permission. Use of such information to market services in a different category of service will require affirmative oral or written customer permission.

  The FCC has delayed the implementation of portions of its rules that relate to how carriers identify the customer information which a customer has restricted, particularly the portion of the rules that requires all carriers to develop an electronic auditing and compliance system. This delay will extend for six months after the date that the rules are reconsidered, which is currently scheduled for an FCC meeting on February 25, 1999.

  Other Personal Communications Service Providers. Sprint PCS and Cox PCS will face direct competition for personal communications service subscribers from other licensed personal communications service systems within its markets. There are potentially six commercial mobile radio service providers (not counting resellers and marketing agents for licensees) in each personal communications service service area. Three licensees will each hold 30 MHz of personal communications service spectrum, one of which is licensed for a basic trading area, and the remaining three licensees will hold 10 MHz of personal communications service spectrum. It is likely that some of the 10 MHz licenses will be used to provide niche services or will be purchased by existing cellular providers for added spectrum, while the 30 MHz licenses will be used to offer a broad range of voice, data and related communications services, and may ultimately develop into services that include a wireless local loop functionality.

  Sprint PCS may also face competition from other current or developing technologies. SMR systems, such as those used by taxicabs, as well as other forms of mobile communications service, may provide competition in certain markets. SMR systems are permitted by the FCC to be interconnected to the public switched telephone network and are significantly less expensive to build and operate than cellular telephone systems. SMR systems, however, are licensed to operate on substantially fewer channels than personal communications services systems and generally lack personal communications services's ability to expand capacity through frequency reuse by using many low-power transmitters and micro-cells to hand off calls.

  Nextel, which holds a considerable number of SMR licenses across the nation, is implementing its digital system to use available SMR spectrum to provide a range of mobile radio communications services. This service, commonly known as Enhanced Specialized Mobile Radio (ESMR) service is regulated in a manner that reflects its potential interchangeability with cellular and personal communications services services. In 1994, the FCC decided to license SMR systems in the 800 MHz bands for wide-area use, thus increasing potential competition with cellular and personal communications services. In 1997, the FCC completed the auction of contiguous spectrum blocks for ESMR. This auction resulted in Nextel winning rights to a significant number of additional SMR licenses. The FCC is expected to commence a second auction of SMR spectrum on June 8, 1999.

  The results of these auctions may further the potential of digital SMR services to compete with cellular and personal communications services.

Legislation and Regulation

  The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

  A federal law known as the Communications Act of 1934, as amended, establishes a national policy to guide the development and regulation of cable television systems. This Act, as it relates to the cable television industry, was amended by the Cable Communications Policy Act of 1984 and the Cable Television Consumer Protection and Competition Act of 1992. The 1984 Cable Act established comprehensive national standards and guidelines for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. The 1992 Cable Act permitted a greater degree of regulation of the cable industry, and in particular subjected cable television systems to regulation of the rates charged customers for basic and certain cable programming services.

  In 1996, a new law, the Telecommunications Act of 1996, further amended the Communications Act, including the 1984 and 1992 Cable Acts, and established the most comprehensive reform of the nation's telecommunications laws since the adoption of the Communications Act in 1934. The articulated long-term goal of this 1996 amendment to the Communications Act is to promote competition and decrease governmental regulation of various communications industries, including the cable television industry. However, until the desired competition develops, various federal, state and local governmental units will have broad regulatory authority and responsibilities over telecommunications and cable television matters. The courts, especially the federal courts, will continue to play an important oversight role as the statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

  The 1996 Act is intended, in part, to promote substantial competition in the marketplace for telephone local exchange service and in the delivery of video and other services and permits cable television operators to enter the local telephone exchange market. Cox's ability to competitively offer telephone services may be adversely affected by the degree and form of regulatory flexibility afforded to LECs, and in part, will depend upon the final outcome of the appeals of various FCC orders, including the Universal Service Order and the Number Portability Order. The 1996 Act also repeals the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act and permits local telephone companies commonly known as LECs and other service providers to provide video programming.

  The most far-reaching changes in communications businesses will result from the telephony provisions of the 1996 Act. These provisions promote local exchange competition as a national policy by eliminating legal barriers to competition in the local telephone business and setting standards to govern the relationships among telecommunications providers, establishing uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services. The statute expressly preempts any legal barriers to competition under state and local laws. Many of these barriers had been lifted by state actions during the early 1990s, but the 1996 Act completes the task. The 1996 Act also establishes new requirements to maintain and enhance universal telephone service and subjects telecommunications providers to new obligations to maintain the privacy of customer information.

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

  It is premature to predict the effect of the 1996 Act on the cable industry in general or Cox in particular. The FCC was required to undertake numerous rulemaking proceedings to interpret and implement the 1996 Act. Most of these rulemakings have been completed, but are subject to pending petitions for reconsideration, appeals, or both. It is not possible at this time to predict the outcome of those proceedings or their effect on Cox.

  The Communications Act allocates principal responsibility for enforcing federal policies between the FCC, state and local governmental authorities. The FCC and state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Communications Act. At various times interested parties to these administrative proceedings have challenged the new or amended regulations and policies in the courts with varying levels of success. Cox expects that further court actions and regulatory proceedings will occur and will refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect the cable industry and Cox's business and operations. In the following paragraphs, the federal laws and regulations materially affecting the growth and operation of the cable industry are summarized. A brief description of certain state and local laws is also provided.

  Cable Television Regulation. The Communications Act and the regulations and policies of the FCC affect significant aspects of Cox's cable television system operations, including:

 .  subscriber rates;

 . the content of the programming Cox offers to subscribers, as well as the manner in which Cox markets its program packages to subscribers;

 . the use of Cox's cable systems' facilities by the local franchising authorities, the public and other unrelated companies;

 .  franchise agreements with local governmental authorities;

 .  cable system ownership limitations and prohibitions;

 .  the use of utility poles and conduit; and

 .  compliance with technical standards.

The federal laws and regulations relating to these and other areas materially affecting Cox's cable operations are summarized in the paragraphs below.

  Rate Regulation. The Communications Act limits the ability of cable television systems to raise rates for basic services and equipment, as well as certain non-basic cable programming services. The Communications Act authorizes rate regulation for certain cable services and customer equipment in communities that are not subject to "effective competition," as defined by federal law. The Communications Act and the FCC's regulations prohibit the regulation of cable television operators' rates where comparable video programming services, other than DBS, are offered by local telephone companies, or their affiliates, or by third parties using the local telephone company's facilities, or where "effective competition" is established as defined by federal law. Under the effective competition standard implemented by the 1992 Cable Act, most cable television systems became subject to rate regulation.

  Where there is no effective competition to the cable television operator's services, the Communications Act gives local franchising authorities the responsibility to regulate the monthly rates charged by the operator for:

 . the lowest level of programming service offered by the cable television operator, typically called basic service, which includes the local broadcast channels and any public access or governmental channels that are required by the operator's franchise; and

 . the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

Local franchising authorities who wish to regulate basic service rates and related equipment rates must first obtain FCC certification to regulate by:

 . submitting certain general information to the FCC about the community and the cable television operator;

 .  following a simplified FCC certification procedure; and

 . agreeing to follow established FCC rules and policies when regulating the operator's rates.

  Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that Cox and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, Cox may also justify its rates using a detailed and complicated cost-of-service methodology, which, among other things, permits the use of an industry-wide 11.25% after tax rate of return on Cox's allowable rate base. The FCC's rules also require franchising authorities to regulate equipment rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

  If the local franchising authority concludes that Cox's rates are too high under the FCC's rate rules, the local franchising authority may require Cox to reduce its rates and to refund overcharges to subscribers with interest. Cox may appeal adverse local rate decisions to the FCC, and the FCC may reverse any rate decision made by a local franchising authority if the decision is inconsistent with the FCC's rules and policies. Approximately 124 communities served by Cox's cable systems representing approximately 42% of the communities served currently regulate Cox's basic service and equipment rates.

  The FCC also adopted several years ago comprehensive and restrictive regulations that allow cable television systems to modify regulated rates on a quarterly or annual basis using various methodologies that account for changes in:

 .  the number of regulated channels;

 .  inflation; and

 . certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations.

Cox cannot predict whether the FCC will modify these rate regulations in the future.

  The Communications Act and FCC regulations also permit local franchising authorities to file complaints with the FCC concerning rates Cox charges for certain non-basic cable programming service tiers. The Communications Act requires the FCC:

 . to issue a final order within 90 days after receipt of a rate complaint from a local franchising authority;

 .  to reduce any rates found to be unreasonable; and

 . to order the operator to pay refunds to subscribers for any rate overcharges.

  The 1996 Act prohibits the regulation of non-basic cable programming service tiers after March 31, 1999, although Congress could consider legislation to delay, eliminate altogether or reinstitute the regulation of non-basic rates.

The Communications Act also:

 . prohibits the regulation of the rates charged by cable operators for programming offered on a per-channel or per-program basis, and for certain multi-channel groups of new non-basic programming that operators offered to subscribers after September 30, 1994;

 . requires operators to charge uniform rates throughout each franchise area that is not subject to effective competition, as defined by federal law;

 . prohibits regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments; and

 . permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

  Franchising authorities in a number of communities in which Cox operates cable television systems initiated basic service rate regulation pursuant to
Section 623 of the Communications Act and corresponding regulations of the FCC and required Cox to justify its existing basic service rates. In addition, certain subscribers and franchising authorities filed complaints with the FCC pursuant to Section 623 of the Communications Act and corresponding FCC regulations challenging the reasonableness of Cox's rates for cable programming services. Cox submitted rate justifications to these franchising authorities and filed responses to the rate complaints with the FCC. Franchising authorities and the FCC issued a number of rate decisions regarding basic and non-basic cable programming service tier rates, and the FCC is currently processing several additional rate complaints.

  Carriage of Broadcast Television Signals. The Communications Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations:

 . to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or

 . to negotiate for "retransmission consent" to carry the station on the cable system.

  The Communications Act also requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable television systems. Additionally, cable television systems must obtain retransmission consent for:

 . all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN);

 .  commercial radio stations; and

 .  certain low-power television stations.

The FCC has also initiated an administrative proceeding to consider the requirements, if any, for mandatory carriage of digital television signals. Cox cannot predict the ultimate outcome of this proceeding which could have a material effect on the number of services that Cox will be required to carry on its cable television systems.

  Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable television systems' use of utility poles and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which Cox operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable television systems that have installed fiber optic cables and that are using such cables for the distribution of non-video services. The FCC has concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's poles.

  The FCC's existing pole attachment rate formula governs charges assessed by utilities for attachments made by cable operators providing only cable services. In a pending administrative rulemaking proceeding, the FCC is considering whether to modify its existing cable pole attachment rate formula.

  The 1996 amendments to the Communications Act modified the FCC's pole attachment regulatory scheme:

 . by requiring the FCC to adopt new regulations that are effective in 2001 and that govern the charges for pole attachments used by companies, including cable operators, that provide telecommunications services;

 . by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law until the new rate formula becomes effective in 2001; and

 . by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility.

  The 1996 Act amendments increase significantly future pole attachment rates for cable television systems which use pole attachments in connection with the provision of telecommunications services as a result of a new rate formula charged to telecommunication carriers for the non-useable space of each pole. These rates are to be phased in after a five-year period beginning in 2001. In adopting its new attachment regulations, the FCC concluded, in part, that a cable operator providing Internet service on its cable system is not providing a telecommunications service for purposes of the new rules. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal district court recently upheld the constitutionality of the new statutory provision and the utilities involved in that litigation have appealed the lower court's decision. Cox is unable to predict the outcome of this litigation or the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on its business and operations.

  Ownership. The FCC rules generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal (predicted grade B contour as defined under FCC regulations) reaches any portion of the community served by the cable television system, on the other hand. For purposes of the cross-ownership rules, "control" of licensee companies is attributed to all 5% or greater stockholders, except for mutual funds, banks and insurance companies which may own less than 10% without attribution of control. This rule prohibits Cox from owning or operating a cable television system in the same area in which CEI or one of CEI's subsidiaries owns or operates a television broadcast station. The FCC has requested comment as to whether to raise the attribution criteria from 5% to 10% and for passive investors from 10% to 20%, and whether it should exempt from attribution certain widely held limited partnership interests where each individual interest represents an insignificant percentage of total partnership equity. The 1996 Act eliminated the statutory ban on the cross-ownership of a cable television system and a television station, and permits the FCC to amend or revise its own regulations regarding the cross-ownership ban. The FCC has repealed its broadcast network/cable system cross-ownership ban, and has initiated a rulemaking proceeding in connection with a review of its cross-ownership rules to determine whether the cable television/broadcast cross-ownership ban is necessary and in the public interest or whether it should be eliminated. The FCC has eliminated its regulatory restriction and cross-ownership of cable systems and national broadcasting networks. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the transfer of ownership of cable television systems.

  The cross-ownership prohibitions would preclude investors from holding ownership interests in Cox if they simultaneously served as officers or directors of, or held an attributable ownership interest in, these other businesses, and would also preclude Cox from acquiring a cable television system when Cox's officers or directors served as officers or directors of, or held an attributable ownership in, these other businesses which were located within the same area as the cable television system which was to be acquired.

  The 1996 Act generally restricts common carriers from holding greater than a 10% financial interest or any management interest in cable operators which provide cable television service within the carrier's telephone exchange service area or from entering joint ventures or partnerships with cable operators in the same market subject to four general exceptions which include population density and competitive market tests. The FCC may waive the buyout restrictions if it determines that, because of the nature of the market served by the cable television system or the telephone exchange facilities:

 . the cable operator or LEC would be subject to undue economic distress by enforcement of the restrictions;

 . the cable television system or LEC facilities would not be economically viable if the provisions were enforced;

 . the anticompetitive effects of the proposed transaction clearly would be outweighed by the public interest in serving the community; and

 .  the local franchising authority approves the waiver.

  General Ownership Limitations. The Communications Act generally prohibits Cox from owning and/or operating a satellite TV or wireless cable system in any area where Cox provides franchised cable service. However, federal law also provides that the cable/satellite TV and the cable/wireless cable cross-ownership rules do not apply in any franchise area where a cable operator faces "effective competition," as defined by federal law. The FCC has relaxed its restrictions on ownership of satellite TV systems to permit a cable operator to acquire satellite TV systems in the operator's existing franchise area, so long as the programming services provided through the satellite system are offered according to the terms and conditions of the cable operator's local franchise agreement.

  The Communications Act required the FCC to adopt rules establishing national subscriber limits and limits on the number of channels that can be occupied on a cable television system by a video programmer in which the operator has an attributable interest. Although the FCC did adopt such rules, several years ago a federal district court concluded that the statutory limitation is unconstitutional and it delayed the effectiveness of these FCC horizontal ownership limits. An appeal of the district court's decision has been consolidated with appeals challenging the FCC's regulatory ownership restrictions. Both appeals are pending. In connection with these ownership limitations, the FCC recently:

 . reaffirmed the current 30% horizontal ownership limit, but maintained its voluntary stay on enforcement of that limit pending further action by the federal appellate court;

 .  reaffirmed its horizontal ownership information reporting requirements;

 . made effective the requirement that any person holding an attributable interest (as defined by FCC rules) in cable television systems reaching 20% or more of homes passed by cable plant nationwide notify the FCC of any incremental change in that person's cable ownership interests; and

 . opened an administrative proceeding to reevaluate its cable television attribution rules due to recent developments in the cable industry, including strategic alliances, partnerships, system swaps, mergers and acquisitions among cable entities.

  Local Telephone Company Ownership of Cable Systems. Federal cross-ownership restrictions have previously limited entry into the cable television business by potentially strong competitors such as telephone companies. The 1996 amendments to the Communications Act made far-reaching changes in the regulation of local telephone companies that provide cable television services. The 1996 amendments:

 . eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including eliminating the federal statutory telephone company/cable television cross-ownership prohibition, thereby allowing local telephone companies to offer video services in their local telephone service areas;

 . preempted legal barriers to competition that previously existed in state and local laws and regulations;

 .  set basic standards for relationships between telecommunications providers;
   and

 . generally limited acquisitions and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over "open video systems," subject to certain conditions. A federal appellate court recently overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. Cox expects the FCC to modify its open video rules to comply with the federal court's decision, but Cox is unable to predict the impact any rule modifications may have on its business and operations.

  Common carriers that qualify as OVS operators are exempt from many of the regulatory obligations that currently apply to cable operators. However, certain restrictions and requirements that apply to cable operators will still be applicable to OVS operations. Common carriers that elect to provide video services over an OVS may do so upon obtaining certification by the FCC. Among other requirements, the 1996 Act:

 . prohibits OVS operators from discriminating in the provision of video programming services; and

 . requires OVS operators to limit carriage of video services selected by the OVS operator to one-third of the OVS' capacity.

 . OVS operators must also comply with the FCC's sports exclusivity, network nonduplication and syndicated exclusivity restrictions, public, educational, and government channel use requirements, the "must-carry" requirements of the 1992 Cable Act, and regulations that prohibit anticompetitive behavior or discrimination in the prices, terms and conditions of providing vertically integrated satellite-delivered programming.

  The manner in which OVS operators will be treated as cable operators for purposes of copyright liability has not yet been determined by the Copyright Office. Upon compliance with such requirements and FCC rules that mirror statutory requirements, an OVS operator will be exempt from various statutory restrictions which apply to cable operators, such as broadcast-cable ownership restrictions, commercial leased access requirements, rate regulation, and consumer electronics compatibility requirements. Although OVS operators are not subject to franchise fees, as defined by the 1996 Act, they may be subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. Such fees may not exceed the rate at which franchise fees are imposed on cable operators and may be itemized separately on subscriber bills.

  Under the 1996 Act, common carriers leasing capacity for the provision of video programming services over cable television systems or OVS operators are not bound by the interconnection obligations of Title II, which otherwise would require the carrier to make capacity available on a nondiscriminatory basis to any other person for the provision of cable television service directly to subscribers. Additionally, under the 1996 Act, common carriers providing video programming are not required to obtain a Section 214 certification to establish or operate a video programming delivery system.

  The FCC has ruled that cable operators may elect to operate OVS systems, but only if they are subject to effective competition. Under the FCC's rules, a cable television operator may not terminate an existing franchise agreement to become an OVS operator.

  Other Statutory Provisions. One of the underlying competitive policy goals of the Communications Act is to limit the ability of vertically integrated program suppliers from favoring affiliated cable operators over unaffiliated program distributors. Consequently, with certain limitations, the federal law generally:

 . precludes any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

 . requires such programmers to sell their programming to other multichannel video distributors; and

 . limits the ability of such programmers to offer exclusive programming arrangements to their affiliates.

  The Communications Act also contains restrictions on the transmission by cable operators of obscene or indecent programming. It requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming, or alternatively, to carry such programming only at "safe harbor" time periods currently defined by the FCC as the hours between 10 p.m. to 6 a.m. A three-judge federal district court recently determined that this provision was unconstitutional; however, the federal government announced that it will appeal the lower court's ruling.

  The Communications Act also includes provisions, among others, concerning:

 .  customer service;

 .  subscriber privacy;

 .  marketing practices;

 .  equal employment opportunity; and

 .  regulation of technical standards and equipment compatibility.

  Other FCC Regulations. The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. The FCC is also considering additional rules relating to inside wiring that, if adopted, may disadvantage incumbent cable operators. MDU owners can use these new rules to attempt to force cable operators without MDU service contracts to either sell, abandon or remove internal wiring which may carry voice as well as video communications and terminate service to MDU subscribers unless operators retain rights under common or state law to maintain ownership rights in the wiring.

  Consumer Equipment. The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable television operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. This latter requirement could make it more difficult or costly for cable television operators to upgrade their customer premises equipment and the FCC has been asked to reconsider its regulations. The 1996 Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to this statutory mandate, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to Cox's cable facilities, so long as the equipment does not harm Cox's network, does not interfere with the services purchased by other subscribers, and is not used to receive unauthorized services. As of July 1, 2000, cable television operators are required to separate security from non-security functions in the subscriber premises equipment which they sell or lease to their subscriber and offer their subscribers the option of using component security modules obtained from the cable operator with set-top units purchased or leased from retail outlets. As of January 1, 2005, Cox will be prohibited from selling or leasing new set-top equipment (e.g., converter box) which includes integrated security functions (e.g., signal scrambling). All new equipment provided beginning on that date must be capable of using separate component security modules. However, Cox will not be required to discontinue the leasing of old converters that include integrated security functions if those converters were provided to subscribers before January 1, 2005.

  The FCC actively regulates other parts of Cox's cable operations, involving such areas as:

 .  hiring and promotion of employees and use of outside vendors;

 .  consumer protection and customer service standards;

 .  technical standards and testing of cable facilities;

 . program carriage and limitations dealing with exclusivity of syndicated and network programs, local sports broadcast programming, advertising in children's programming, political advertising, origination cablecasting, sponsorship identification and closed captioning of video programming;

 .  registration of cable systems and the filing of informational reports;

 .  maintenance of various records and public inspection files;

 .  microwave frequency usage;

 .  antenna structure notification, marking and lighting; and

 .  emergency alert system requirements.

  The FCC may enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Local franchising authorities are also permitted to enforce the FCC's technical and consumer protection standards. The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. Cox is unable to predict the impact that any further FCC rule changes may have on its business and operations.

  Regulatory Fees and Other Matters. Pursuant to the Communications Act, the FCC has adopted requirements for payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. Currently, cable television systems are required to pay regulatory fees of $0.44 per subscriber per year, which may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Fees are also assessed for other licenses, including licenses for business radio and cable television relay systems. Those fees, however, may not be collected directly from subscribers.

  In addition, the FCC has adopted regulations pursuant to the 1992 Cable Act which require cable systems not subject to effective competition to permit subscribers to purchase video programming on a per-channel or a per-event basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally cable systems must become technically capable of complying with the statutory obligation by December 2002. On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable subscribers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On October 1, 1998, the plaintiffs files a "show cause" petition with the FCC. The petition requests the FCC to require the defendants to show cause why the California cable systems should not be found in violation of the "buy-through" provision of the Communications Act and the FCCs rules and to issue a $0.5 million forfeiture against the defendants' cable systems. CoxCom, Inc. (successor-in-interest by merger to Cox Communications San Diego, Inc., Cox Communications Santa Barbara, Inc., Cox

Communications Bakersfield, Inc. and Cox Communications Palos Verdes, Inc.) files an opposition to the petition on December 1, 1998, responding to the matters raised in the petition. Both parties have files additional pleadings with the FCC in connection with the matters raised in the petition.

  The government of Mexico has authorized the allocation of a new broadcast station on channel 3 in Tijuana, Mexico, which when operational, will cause interference with the operations of Cox's cable system serving the San Diego area. Cox provides its subscribers with converters which are tuned to channel 3, and ingress from the Mexican station's signal will cause co-channel interference on the system in those areas of the San Diego market where the Mexican station's signal is received. The United States Government has requested the Mexican government to modify the Mexican station's channel allocation and technical facilities. If the Mexican government declines to make the requested modifications, Cox would be required to incur expenses to retune subscribers' converters to a different channel. Cable reception in those franchise areas where the Mexican station could be received would be disrupted until the converters were retuned.

  Copyright. Cable systems utilize local and distant television and radio broadcast signals in their channel line-ups. This programming is protected by the copyright laws and Cox generally does not obtain a license to use this programming directly from the owners of the programming. Consequently, Cox must comply with an alternative federal copyright licensing process covering television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of revenues to a federal copyright royalty pool, Cox obtains blanket permission to retransmit copyrighted material on broadcast signals. The nature and amount of future payments for broadcast signal carriage cannot be predicted at this time.

  In a report to Congress, the Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses:

 .  to make them as simple as possible to administer;

 . to provide copyright owners with full compensation for the use of their works; and

 . to treat every multichannel video delivery system the same, except to the extent that technological differences or differences in the regulatory burdens placed upon the delivery system justify different copyright treatment.

  The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect Cox's ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to Cox's subscribers. Cox cannot predict the outcome of this legislative activity.

  Cox distributes programming and advertising that use music controlled by the two principal major music performing rights organizations, the Association of Songwriters, Composers, Artists and Producers (ASCAP) and Broadcast Music, Inc. (BMI). In October 1989, the special rate court of the U.S. District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. The same federal district court established a special rate court for BMI. BMI and cable industry representatives concluded negotiations for a standard licensing agreement covering the performance of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable television systems. ASCAP and cable television industry representatives have also met to develop a standard licensing agreement covering the use of ASCAP-controlled music in local origination and access channels and pay-per-view programming. Although Cox cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees Cox may be required to pay for past and future use of ASCAP-controlled music, Cox does not believe such license fees will be significant to its financial position, results of operations or liquidity.

  Franchise Matters. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. Consistent with the Communications Act, state and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services. Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Communications Act does provide some oversight and guidelines to govern a cable operator's relationship with a local franchising authority. For example, the Communications Act:

 . affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions;

 . generally prohibits a cable television system from operating in communities without a franchise, except where a system operated in the community without a franchise prior to July 1984 and the franchising authority has not required a cable operator to obtain a franchise;

 .  encourages competition with existing cable television systems by:

 . allowing municipalities to operate their own cable systems without franchises;

 . preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable television system's service area; and

 . prohibiting (with limited exceptions) the common ownership of cable television systems and co-located wireless cable or satellite TV systems.

 . permits local authorities when granting or renewing Cox's franchises to establish requirements for cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;

 . permits Cox to obtain modification of its franchise requirements from the franchise authority or by judicial action if warranted by changed circumstances;

 .  generally prohibits franchising authorities from:

 .     imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict Cox from providing telecommunications services;

 .     imposing franchise fees on revenues Cox derives from providing telecommunications services over its cable systems, or

 .     restricting Cox's use of any type of subscriber equipment or transmission technology; and

 . limits Cox's payment of franchise fees to the local franchising authority to 5% of gross revenues derived from providing cable services over Cox's cable television systems.

  Cox has franchises covering approximately 288 communities. The franchises typically require that periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). These franchise fees may be passed on to subscribers and separately itemized on their monthly bills. In 1997, a federal appellate court overturned an FCC order that had concluded a cable operator's gross revenue did not include money collected from subscribers that is allocated by the operator to pay local franchise fees. Instead, the court concluded that a cable operator's gross revenue includes all revenue received from subscribers, without deduction. The FCC subsequently determined that cable operators may "pass through" on subscribers' monthly bills any additional payments of franchise fees that franchising authorities require cable operators to make for past periods when they had relied upon the FCC's earlier decision. Various municipal groups have requested the FCC to reconsider its decision. Cox is unable to predict the ultimate resolution of this matter, but does not expect that any additional franchise fees required to pay to franchising authorities will be material to Cox's business and operations.

  The Communications Act contains renewal procedures designed to protect cable operators against arbitrary denials of renewal, although recent changes to the franchise renewal provision could make it easier for a franchising authority to deny a franchise renewal. Moreover, even if a franchise is renewed, the franchising authority may seek to impose upon new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on Cox in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have typically obtained franchise renewals. Cox believes that it has generally met the terms of its franchises and has provided quality levels of service. Cox anticipates that its future franchise renewal prospects generally will be favorable.

  Cable television systems use local streets and rights-of-way. Consequently, Cox must comply with state and local regulation which is typically imposed through the franchising process. Cable systems generally are operated pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on a percentage of the system's gross customer revenues, to the granting authority. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

  Each franchise generally contains provisions governing:

 .  cable service rates;

 .  franchise fees;

 .  franchise term;

 .  system construction and maintenance obligations;

 .  system channel capacity;

 .  design and technical performance;

 .  customer service standards;

 .  franchise renewal;

 .  sale or transfer of the franchise;

 .  territory of the franchisee;

 .  indemnification of the franchising authority;

 .  use and occupancy of public streets; and

 .  types of cable services provided.

  The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable television system, and courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities have immunity from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

  A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable television systems are continuing and can be expected to increase. To date, those states in which Cox operates that have enacted such state level regulation are Connecticut, Massachusetts, and Rhode Island. State and local franchising jurisdiction is not unlimited, however; and it must be exercised consistently with federal law.

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

  The 1996 Act also eliminates the interexchange (referred to as interLATA) restrictions contained in the Modified Final Judgment and the 1981 consent decree. The 1996 Act which required AT&T to divest its local telephone operations establishes procedures under which a Bell Operating Company, commonly known as a BOC, can enter the market for interLATA services within its telephone service area. Before a BOC can enter the landline interLATA market, it must enter into a state-approved interconnection agreement with a company that provides local exchange service to business and residential customers predominantly over its own facilities. Alternatively, if no such competitor requests interconnection, the BOC can request authority to provide interLATA services if it offers interconnection pursuant to state-approved terms and conditions. The interconnection provided by the BOC must comply with a "competitive checklist." Several BOCs have filed applications for authority to provide interLATA services, including Southwestern Bell for Oklahoma and BellSouth for Louisiana. The FCC has denied each of the applications it has considered to date, although some of these denials are subject to pending appeals.

  Regulatory Requirements for All LECs Including New Entrants. Under the 1996 Act, new landline entrants will become subject to additional federal regulatory requirements when they provide local exchange service in any market. The 1996 Act imposes a number of access and interconnection requirements on all LECs, with additional requirements imposed on incumbent LECs. Specifically, the 1996 Act:

 . requires the FCC to implement rules under which all LECs must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale and access to rights of way; and

 . specifies procedures for state commissions to review and approve both voluntary and compulsory interconnection agreements entered into between new entrants and incumbent LECs.

These requirements also place burdens on new entrants that may benefit other competitors. In particular, the resale requirement means that a company can seek to resell the facilities of a new entrant without making a similar investment in facilities.

  One of the goals of the Communications Act as originally passed was to extend telephone service to all citizens of the United States. This goal has been achieved primarily by state commissions maintaining the rates for basic local exchange service at a reasonable level. It was widely accepted that incumbent LECs were able to maintain relatively low local rates by subsidizing them with revenues from business and toll services, and by subsidizing rural service at the expense of urban customers. The extent of these subsidies has been widely disputed and incumbent LECs that possess this information generally have not made it available for review and verification.

  The 1996 Act continues the goal of preserving and advancing universal service by requiring the FCC to establish an explicit mechanism for subsidizing service to those who might otherwise drop off the public switched telephone network. The rules adopted by the FCC in the Universal Service Order require telecommunications carriers generally (subject to limited exemptions) to contribute to funding existing universal service programs for high cost carriers and low income customers and to new universal service programs for schools, libraries and rural health care providers. The FCC has not yet finalized its program for universal service funding for high cost areas generally or made modifications to its universal service programs for rural carriers.

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

  Another goal of the 1996 Act is to increase competition for telecommunications services, thereby reducing the need for continuing regulation of these services. To this end the 1996 Act requires the FCC to streamline its regulation of incumbent LECs and permits the FCC to forbear from regulating particular classes of telecommunications services or providers, including through relaxation or potentially eventual termination of FCC service tariffing requirements. Indeed, several incumbent LECs have petitions pending before the FCC requesting relaxed regulation of high capacity special access offerings, including in markets where Cox provides competing services.

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

  In addition to incumbent LECs and existing competitive access providers, new entrants potentially capable of offering switched and non-switched services include individual cable television companies, electric utilities, long distance carriers, microwave carriers, wireless service providers, re-sellers and private networks built by large end-users or any combination of these entities.

  Broadband PCS Auction. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating the entry of or the rates charged by any Commercial Mobile Radio Service provider commonly known as a CMRS provider, including personal communications services providers. On February 3, 1994, the FCC adopted rules implementing the 1993 Budget Act and created the CMRS regulatory classification. The CMRS classification applies to all mobile services (including personal communications services) that are for profit and that provide interconnected service to the public or a substantial portion of the public. At that time, the FCC preempted state regulation and established a procedure for states to petition the FCC for authority to regulate CMRS rates. Eight states submitted requests to continue regulation of cellular providers within their jurisdictions. On May 19, 1995, the FCC released orders denying the requests.

  States are permitted under the 1993 Budget Act to regulate "other terms and conditions" of CMRS, including the siting and zoning of CMRS equipment. A petition for rulemaking is pending before the FCC requesting that the FCC preempt state and local siting and zoning regulation to the extent such regulation acts to inhibit or prevent entry into the CMRS marketplace. The petition generally has been opposed by state and local governments and supported by CMRS providers and potential personal communications services providers. The 1996 Act contains a provision prohibiting state and local governments from discriminating in their zoning decisions which apply to personal wireless service facilities and enforcing rules or regulations that prevent the provision of wireless services.

  Additionally, the 1996 Act specifically determined that CMRS providers are not required to provide equal access to interexchange carriers for the provision of interexchange services. While the FCC has prescribed rules for the unblocking of access to a preferred interexchange carrier, the legislation eliminates the equal access requirement imposed on the wireless affiliates of the BOCs. In addition, the 1996 Act permits the BOCs, upon enactment, to provide interexchange service to their cellular customers.

  The FCC has allocated 120 MHz of spectrum in the 2 GHz band to be licensed to competing broadband personal communications services providers. These service providers are beginning to offer advanced digital wireless services in competition with current cellular and specialized mobile radio services, as well as with landline telephone service. Spectrum is being auctioned in blocks of 30 MHz and 10 MHz for geographic areas classified as either Major Trading Areas commonly known as MTAs or the smaller Basic Trading Areas commonly known as BTAs. A licensee may, however, disaggregate its spectrum by selling a portion of it to other parties. A licensee may also geographically partition its spectrum by selling part of its license area to other parties. Six broadband personal communications services licenses have been auctioned in each service area (except that only five licenses were auctioned in the three markets in which pioneer preference licenses were issued).

 .  The first broadband personal communications services auction included two
   30 MHz frequency blocks of spectrum (Blocks "A" and "B") licensed by MTA.

 . The second auction was for 30 MHz blocks of broadband spectrum, licensed by BTA (Block "C" auction). Block C licenses were available only to parties that met specific FCC eligibility criteria.

 . A 10 MHz BTA spectrum block, Block "F," was also auctioned only to parties meeting specific eligibility criteria following the Block "C" auction.

 . The FCC also has licensed two BTA 10 MHz blocks of spectrum, Blocks "D" and "E," which are not subject to the additional eligibility requirements imposed on Blocks "C" and "F."

  On March 22, 1999 the FCC is scheduled to reauction 10 MHz D, E and F block licenses and 15 and 30 MHz C block licenses that were either returned to the FCC or recaptured by the FCC after licensees defaulted on an FCC obligation. Upon completion of this auction, this spectrum will be available to competing broadband personal communications services providers.

  Regulatory Updates. In November 1998, AT&T filed a Petition requesting that the FCC issue a declaratory ruling confirming that long distance carriers may elect not to purchase switched access service offered under tariff by competitive local exchange carriers. AT&T's Petition claims that several new entrants into the local switched access market have attempted to charge rates that are substantially higher than those offered by incumbent LECs. The FCC's decision on this matter could affect the prices that all switched access providers, including Cox, charge for the switched access services that they provide to long distance carriers. The Petition is pending at the FCC.

  In November 1998, the Idaho Public Utilities Commission filed a Petition requesting that the FCC find that CTC Telecom, Inc., a competitive local exchange carrier preparing to provide integrated telecommunications, Internet and cable service in a new residential development outside of Boise, should have its telecommunications offerings classified for regulatory purposes as an incumbent LEC. The Petition further requests that all "similarly situated" carriers also should be classified as incumbent LECs. Because Cox believes that such a policy is contrary to the plain language of the 1996 Act and could adversely affect its regulatory classification when it provides telecommunications services under similar conditions, Cox filed comments with the FCC opposing the Idaho Public Utilities Commission Petition. The Petition is pending at the FCC.

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

Employees

  At December 31, 1998, Cox had approximately 9,785 full-time-equivalent employees. Cox considers its relations with its employees to be satisfactory.

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

ITEM 3. LEGAL PROCEEDINGS

  On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable television system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On February 13, 1998, the Court granted Cox's motion to stay the suit and referred it on grounds of Primary Jurisdiction to the Federal Communications Commission for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. The plaintiffs filed a Petition for Order to

Show Cause against Cox on October 1, 1998. In addition, they sought to have the stay lifted by the court. On January 15, 1999, the court denied the plaintiff's motion to lift the stay. This matter is now in the briefing phase before the FCC. Cox intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

  Cox and certain subsidiaries are defendants in eight putative subscriber class action suits in state courts in Arizona, Oklahoma, Louisiana, Florida, Nebraska, Indiana, Texas and Nevada initiated between October 17, 1997 and December 17, 1998. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and, in two cases, the parties have reached settlement agreements, both of which have been approved by the court. The remaining actions are being defended vigorously. The outcome of these matters cannot be predicted at this time.

  Cox has been named along with Teleport and Teleport's officers and directors (including some who are officers of Cox), as defendants in three putative class action suits filed in the Chancery Court of New Castle County, Delaware. The suits challenge the AT&T/Teleport merger and seek injunctive relief and damages based on various theories alleging that the AT&T/Teleport merger's terms do not offer appropriate compensation or protection to Teleport's public shareholders. The actions are currently dormant, however, Cox intends to defend them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is incorporated by reference to the section entitled "Shareholder Information" of Cox's 1998 Annual Report to Stockholders (see Exhibit 13).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected historical financial data for each of the five years in the period ended December 31, 1998 has been derived from and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                       Year Ended December 31
                          -----------------------------------------------------------
                            1998          1997          1996      1995(a)     1994
                          ---------     ---------     ---------  ---------  ---------
                            (Millions of Dollars, except per share data)
Statements of Operations
 Data:
Revenues................  $ 1,716.8     $ 1,610.4     $ 1,460.3  $ 1,286.2  $   736.3
Operating income........      201.4         205.3         221.7      226.0      139.8
Interest expense........      223.3         202.1         146.1      132.3       46.1
Equity in net losses of
 affiliated companies...      547.2         404.4         170.4       79.7       43.9
Gain on investments,
 net....................    2,484.2         116.6           4.6      188.8         --
Gain on issuance of
 stock by affiliated
 companies..............      165.3          90.8          50.1         --         --
Dividends received......       12.2            --            --         --         --
Net income (loss).......    1,270.7        (136.5)        (51.6)     103.8       26.6
Basic net income (loss)
 per share..............  $    4.66     $   (0.50)    $   (0.19) $    0.41  $      --
Diluted net income
 (loss) per share.......       4.60         (0.50)        (0.19)      0.41         --

Other Operating and
 Financial Data:
Operating cash flow (b).  $   659.1     $   609.8     $   556.9  $   493.3  $   268.5
Operating cash flow
 margin (b).............       38.4%         37.9%         38.1%      38.4%      36.5%
Ratio of debt to
 operating cash flow
 (b)....................        6.2x(c)       5.2x(c)       5.2x       5.2x       2.9x
Cash flows from
 operating activities...      665.5         554.5         309.1      324.9      205.0
Cash flows from
 investing activities...   (1,600.4)     (1,108.0)       (522.2)    (865.5)    (372.2)
Cash flows from
 financing activities...      937.2         539.3         246.2      576.4      156.3

Balance Sheet Data:
December 31
 Total assets...........  $12,878.1     $ 6,556.6     $ 5,784.6  $ 5,555.3  $ 1,874.7
 Total debt (including
  amounts due to CEI)...    4,090.8       3,148.8       2,881.0    2,575.3      787.8
                                       Year Ended December 31
                          -----------------------------------------------------------
                            1998          1997          1996      1995(a)     1994
                          ---------     ---------     ---------  ---------  ---------
Customer Data:
Basic customers(d)......  3,741,608     3,235,338     3,259,384  3,248,759  1,851,726
New services(e).........    169,731        18,941            --         --         --
                          ---------     ---------     ---------  ---------  ---------
Revenue Generating Units
 (f)....................  3,911,339     3,254,279     3,259,384  3,248,759  1,851,726
Homes passed(g).........  5,923,428     5,023,870     5,016,749  5,005,858  2,878,857
Basic penetration(h)....       63.2%         64.4%         65.0%      64.9%      64.3%
Premium service
 units(i)...............  2,206,833     1,865,184     2,000,673  1,827,068  1,203,606

--------
(a) 1995 operating data includes the February 1, 1995 merger with the Times Mirror Company's cable television business.
(b) Operating cash flow (operating income before depreciation and amortization), a non-GAAP measure of performance, is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. Operating cash flow should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to cash flows from operating activities as a measure of liquidity.
(c) Using the fourth quarter annualized operating cash flow, the ratio was 5.1x and 4.6x at December 31, 1998 and 1997, respectively.
(d) A home with one or more television sets connected to a cable television system is counted as one basic service customer.
(e) New services include Cox Digital TV, Cox@Home and Cox Digital Telephone.
(f) Each basic customer and each new service is a Revenue Generating Unit. In certain locations, a household may purchase more than one new service, each of which is counted as a separate Revenue Generating Unit.
(g) A home is deemed to be "passed" if it can be connected to the distribution system without any further extension of the distribution plant.
(h) Basic customers as a percentage of homes passed by cable.
(i) Premium service units include single or multi-channel services offered for a monthly fee per service.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Acquisitions, Dispositions and Investments

U.S. Broadband Networks

1998 Acquisitions and Transactions

  In May 1998, Cox acquired a cable television system serving approximately 14,000 customers in Douglas County, Nebraska from Advance/Newhouse Partnership for approximately $8.0 million. Cox operates this system as part of its cluster of systems in the Omaha area.

  In June 1998, Cox acquired a cable television system serving approximately 115,000 customers in Tucson, Sierra Vista and portions of Pima County, Arizona from Tele-Communications, Inc. for approximately $250.2 million.

  In October 1998, Cox completed the acquisition of a cable television system located in Las Vegas, Nevada, and certain related businesses owned by Prime South Diversified, Inc. for a combination of common and convertible preferred stock and cash with an aggregate value of approximately $1,325.0 million, including the refinancing of $680.8 million of Prime South indebtedness. Prime South operated a cable television system serving approximately 293,000 residential customers, 105,000 hotel units and interests in various other nonconsolidated operations in the greater Las Vegas area.

  In October 1998, Cox and TCI discontinued negotiations to form a joint venture serving approximately 270,000 customers in several key Oklahoma communities. Accordingly, a non-binding agreement, which was signed during April 1998, was terminated. The termination of this agreement had no financial impact on Cox.

1997 Acquisitions and Transactions

  In January 1997, Cox and TCI exchanged certain cable television systems owned by Cox serving approximately 319,000 customers for certain cable television systems owned by TCI serving approximately 296,000 customers. As a result of the transaction, Cox received TCI's systems in Bellevue/LaVista, Nebraska and Council Bluffs, Iowa; Chesapeake, Virginia; Scottsdale, Arizona; North Attleboro/Taunton, Massachusetts; Lincoln, Rhode Island; and St. Bernard, Louisiana. No significant gain or loss resulted from this transaction.

  In January 1997, Cox exchanged cable television systems in western Massachusetts and Weymouth, Massachusetts for cable television systems in James City and York County, Virginia and Pawtucket, Rhode Island. Each of the systems served approximately 48,000 customers. No gain or loss resulted from this transaction.

  In March 1997, Cox exchanged its Myrtle Beach, South Carolina cable television system serving approximately 42,200 customers for Hampton and Williamsburg, Virginia cable television systems serving approximately 45,300 customers. The transaction included a Texas cable television system serving approximately 7,000 customers which was purchased and then immediately traded by Cox. Cox recognized a pre-tax gain of $27.8 million in conjunction with the exchange.

  In December 1997, Cox exchanged its Lafayette, Indiana cable television system serving approximately 38,000 customers and the net proceeds from the sale of a Sun City, California cable television system for a suburban Phoenix cable television system serving approximately 36,000 customers. No gain or loss resulted from this transaction.

1997 Dispositions

  In September 1997, Cox sold its Sun City cable television system serving approximately 10,000 customers. An insignificant loss was recognized in conjunction with the sale. The net proceeds from the sale of Sun City were used in the Lafayette exchange described above.

  In December 1997, Cox sold its Central Ohio cable television system serving approximately 85,000 customers for $204.2 million. Cox recognized a pre-tax gain of $26.4 million in conjunction with the sale. For tax purposes, Cox accounted for the disposition as a like-kind exchange. Tax rules allow Cox to defer a substantial portion of the related tax gain on this transaction upon the reinvestment of the net proceeds in qualifying future acquisitions, which occurred with the purchase of the Tucson and Sierra Vista, Arizona cable television systems.

Investments

  See "Investments" in Part I, Item 1 "Business" and Note 6 in Part II, Item 8 "Consolidated Financial Statements and Supplementary Data."

Results of Operations

1998 compared with 1997

  Revenues for the year ended December 31, 1998 were $1,716.8 million, a 6.6% increase over revenues of $1,610.4 million for the year ended December 31, 1997. Basic customers were 3,741,608, a 2.8% increase over customers at December 31, 1997 after adjusting for the trades and sales of cable television systems.

  Complete basic revenues increased 11.7% to $1,219.2 million in 1998, primarily due to basic and digital customer growth. Rate increases implemented primarily during fourth quarter 1997 and the acquisition of the Las Vegas cable television system also contributed to the growth. As of December 31, 1998, digital television had launched in seven markets with 74,843 customers.

  Pay-per-view revenues in 1998 were $44.5 million, a 6.0% decrease from the same period in 1997 primarily as a result of the Tyson/Holyfield boxing event in 1997 offset by increased pay-per-view revenues contributed from the Las Vegas cable television system. Advertising revenues increased 32.3% to $136.7 million due to political advertising and a robust economy which created growth in local and national advertising sales during 1998. The Las Vegas cable television system also contributed to the growth.

  Data revenues increased to $20.1 million from $3.3 million primarily as a result of Cox's residential data service, Cox@Home, which as of December 31, 1998 had launched in eight markets with 67,069 customers. Telephony revenues increased to $31.8 million from $13.1 million primarily due to growth in both the residential and commercial telephony business. Cox's residential telephone offering had launched in six markets with 27,819 customers as of December 31, 1998.

  Revenues from satellite operations were $33.5 million for the current year, a decrease from revenues of $120.6 million for the same period in 1997. This decrease was due to the restructuring of PrimeStar Partners, L.P. during April 1998 which resulted in the exchange of Cox's interest and net assets in and operations of PrimeStar Partners, L.P. for an ownership interest in PrimeStar, Inc.

  Programming costs were $406.7 million in 1998, an increase of 13.7% over 1997 due to basic and digital customer growth, January 1998 programming rate increases, 1998 channel additions and additional programming costs related to the acquisition of the Las Vegas cable television system. Plant operations expenses decreased 3.5% to $132.8 million and included the effect of a revised cost component factor used to capitalize indirect costs relating to network construction activity beginning in the third quarter 1997. Marketing costs increased to $99.5 million in 1998 due in part to costs associated with the rollout of digital video, high-speed data and telephony services. General and administrative expenses for the year ended December 31, 1998 increased 22.3% to $389.2 million due primarily to costs associated with digital video, high-speed data and telephony services.

  Depreciation was $373.5 million for the year ended December 31, 1998, a 13.2% increase compared to the same period in 1997. The continued upgrade and rebuild of the broadband network and the acquisition of the Las Vegas cable television system are principal components of this increase. Amortization increased 12.9% to $84.2 million primarily due to additional franchise value resulting from the acquisitions of the Las Vegas and the Tucson and Sierra Vista, Arizona cable television systems. Operating income for 1998 was $201.4 million, a decrease of 1.9% compared to 1997.

  Interest expense increased $21.2 million to $223.3 million primarily due to an increase in total debt outstanding. Equity in net losses of affiliated companies was $547.2 million primarily due to losses of $330.0 million, $107.8 million and $46.6 million associated with Sprint PCS, Cox PCS and Teleport, respectively.

  Net gain on investments of $2,484.2 million primarily includes:

  . $1,719.3 million pre-tax gain on the conversion of Cox's equity ownership of Teleport into AT&T common stock during July 1998; and

  . $769.5 million pre-tax gain related to the reorganization of Sprint PCS in November 1998.

  Gain on issuance of stock by affiliated companies of $165.3 million primarily resulted from a stock acquisition by Teleport. Dividends received of $12.2 million were from AT&T.

  Net income for the year ended December 31, 1998 was $1,270.7 million as compared to net loss of $136.5 million for the year ended December 31, 1997.

  Operating cash flow (operating income before depreciation and amortization), a non-GAAP measure of performance, is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. Operating cash flow increased 8.1% to $659.1 million for the year ended December 31, 1998. The operating cash flow margin (operating cash flow as a percentage of revenues) for the year ended December 31, 1998 was 38.4%, an increase from 37.9% for the year ended December 31, 1997. Operating cash flow should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to cash flows from operations as a measure of liquidity.

1997 compared with 1996

  Revenues for the year ended December 31, 1997 were $1,610.4 million, a 10.3% increase over revenues of $1,460.3 million for the year ended December 31, 1996. Basic customers were 3,235,338, a 2.7% increase over customers at December 31, 1996 after adjusting for the trades and sales of cable television systems.

  Complete basic revenues increased 8.1% to $1,091.8 million in 1997 due to customer growth and rate increases implemented primarily during the fourth quarter of 1996. These increases are the result of new channel additions, increased programming costs and pass-through of inflation adjustments.

  Premium service revenues in 1997 were $186.6 million, down $2.2 million compared to 1996 as premium units decreased to 1,865,184 due to the completion of the spring 1996 three-for-one promotion. Pay-per-view revenues in 1997 were $47.3 million, a 3.7% increase from the same period in 1996; however, excluding revenues from a March 1996 Tyson/Bruno boxing event and a November 1996 Tyson/Holyfield boxing event, pay-per-view revenues increased 21.0%. Advertising revenues increased 7.8% to $103.3 million due to growth in local and national advertising sales during 1997; however, excluding revenues from non-recurring 1996 Sprint campaigns, advertising revenues increased 12.0%.

  Revenues from satellite operations were $120.6 million for 1997, a 45.0% increase over revenues of $83.2 million for 1996 as PrimeStar customers increased to 171,531 at December 31, 1997 from 130,606 at December 31, 1996.

  Programming costs were $357.9 million in 1997, an increase of 9.5% over 1996. These cost increases were due primarily to Cox's customer growth, January 1997 programming rate increases and new channel additions. Plant operations expenses decreased 2.4% to $137.6 million and included the effect of a revised cost component factor used to capitalize indirect costs relating to network construction activity beginning in the third quarter 1997. Marketing costs increased to $77.6 million in 1997 due in part to costs associated with the rollout of high-speed data and telephony services. General and administrative expenses for the year ended December 31, 1997 increased 7.0% to $318.2 million due primarily to the increase in direct costs associated with high-speed data and telephony services.

  Depreciation was $330.0 million for the year ended December 31, 1997, a 24.9% increase compared to the same period in 1996 due to the continued upgrade and rebuild of the broadband network. Amortization increased 5.1% to $74.6 million due to additional goodwill and franchise value resulting from the trades of cable television systems during 1997. Operating income for 1997 was $205.3 million, a decrease of 7.4% compared to the same period in 1996.

  Interest expense increased $56.1 million to $202.1 million due to the discontinuance of capitalizing interest resulting from the launch of services by Cox's PCS investments. Equity in net losses of affiliated companies was $404.4 million primarily due to losses of $225.2 million, $85.0 million and $48.6 million associated with Sprint PCS, Cox PCS and Teleport, respectively.

  Net gain on investments of $116.6 million primarily includes:

  . $190.8 million recognized in the second quarter of 1997 primarily as a result of the exchange of Cox's interest in UK Gold and UK Living to Flextech plc; and

  . $54.9 million recognized in the fourth quarter of 1997 primarily related to the sale of E! Entertainment Television.

  . Offset by a $183.9 million charge due to the decline in fair market value of Telewest considered to be other than temporary.

  Gain on issuance of stock by affiliated companies of $90.8 million, recognized during the fourth quarter 1997, primarily resulted from a secondary public offering of Teleport.

  Net loss for the year ended December 31, 1997 was $136.5 million as compared to net loss of $51.6 million for the year ended December 31, 1996.

  Operating cash flow increased 9.5% to $609.8 million for the year ended December 31, 1997. The operating cash flow margin for the year ended December 31, 1997 was 37.9%, a slight decrease from 38.1% for the year ended December 31, 1996. This decrease was due to the increased launch costs associated with residential and commercial data and telephony. Operating cash flow should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to cash flows from operations as a measure of liquidity.

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

  During 1998, Cox made capital expenditures of $808.9 million. These expenditures were primarily directed at upgrading and rebuilding its broadband network for the delivery of high-speed data and telephony. Capital expenditures for 1999 and 2000 are expected to range between $925.0 million and $975.0 million. Capital expenditures for 2001 are expected to range between $775.0 million and $825.0 million and for 2002 and 2003 are expected to range between $650.0 million and $700.0 million.

  In addition to improvements of existing systems, Cox made strategic investments in businesses focused on telephony, programming and communications-related activities. Investments in affiliated companies of $169.1 million included additional equity funding of $86.4 million to Sprint PCS and other telephony investments, $71.7 million used to purchase additional equity ownership of Telewest and $11.0 million equity funding to other interests. Future funding requirements for investments in affiliated companies are expected to be approximately $17.0 million. These capital requirements may vary significantly from the amounts stated above and will depend on numerous factors as many of these affiliates are growing businesses and specific financing requirements will change depending on the evolution of these businesses.

  Restricted cash invested represents proceeds from the sale of the Central Ohio cable television system in December 1997 held in escrow pending reinvestment in a future cable television system acquisition, which occurred with the purchase of the Tucson and Sierra Vista, Arizona cable television systems for $250.2 million during June 1998. In addition, during 1998 Cox made payments of $1,230.5 million for the purchases of cable television systems, primarily for the acquisition of the Las Vegas system.

  Cox's current credit facilities contain covenants which, among other provisions, restrict the payment of cash dividends or the repurchase of capital stock if certain requirements are not met as to the ratio of debt to operating cash flow. Historically, Cox has not paid dividends nor does Cox intend to pay dividends in the foreseeable future but to reinvest future earnings, consistent with its business strategy. Although Cox was in compliance with its credit facility covenants at December 31, 1998, Cox was prevented from paying dividends.

Sources of Cash

  During 1998, Cox generated $665.5 million from operations. Additionally, net cash provided by financing activities was $937.2 million and included proceeds of $197.6 million from the issuance of medium term notes and $645.9 million of notes, debentures and Reset Put Securities. Proceeds from sale of investments of $353.2 million represents $63.2 million received from the exercise of the Cox PCS put, $74.0 million received from the PrimeStar transaction and $215.6 million received from the sale of 3.3 million shares of AT&T stock.

Revolving Credit Facilities

  As of December 31, 1998, Cox had a $1,200.0 million revolving credit facility which matures on October 9, 2002. In addition, Cox had an $800.0 million revolving credit facility which matures on September 29, 1999, at which time any outstanding borrowings convert to a long-term loan due September 27, 2002. These facilities are committed to back outstanding commercial paper. The weighted-average interest rates for outstanding debt on the revolving credit facilities at December 31, 1998 and 1997 were 6.1% and 6.0%, respectively.

Commercial Paper

  As of December 31, 1998, Cox had a $1,500.0 million commercial paper program. The commercial paper program is backed by amounts available under the revolving credit facilities. The weighted-average interest rate for outstanding commercial paper for both the years ended December 31, 1998 and 1997 was 5.8%.

Shelf Registrations

  In April 1996, Cox filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $750.0 million. As of December 31, 1998, Cox had issued $425.0 million of medium term notes under the 1996 shelf registration.

  In July 1998, Cox filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $1,000.0 million. In 1998, Cox issued $200.0 million of notes and $200.0 million of debentures under the 1998 shelf registration. In addition, during July 1998, Cox issued $250.0 million of 6.15% Reset Put Securities due August 1, 2033 (REPS) under the 1998 shelf registration. The REPS are subject to mandatory redemption from the existing holders on August 1, 2033 through either (i) the exercise by the remarketing dealer of its right to purchase the REPS for remarketing, or (ii) the repurchase of the REPS by Cox. If remarketed, the remarketing dealer will, based on Cox's then current credit spreads, determine the interest to be paid on the REPS. Upon issuance of the REPS, the remarketing dealer paid Cox a premium of $11.4 million for the right to serve as the remarketing dealer. Amortization of the premium will be reflected as adjustments to interest expense.

  In anticipation of the issuance of these debt securities under the 1998 shelf registration, Cox entered into a series of transactions under a forward treasury lock agreement in order to hedge its interest rate exposure. Such transactions totaled a notional amount of $50.0 million for the notes due August 1, 2008, $50.0 million for the debentures due August 1, 2028 and $50.0 million for the REPS due August 1, 2033. The hedging transactions were settled in July 1998 at a minimal cost, which will be reflected as adjustments to interest expense over the life of the debt securities.

Floating Rate Reset Notes

  In June 1997, Cox issued $150.0 million principal amount of floating rate reset notes due June 15, 2009. The reset notes bear interest at a floating rate equal to 0.8975% per annum below LIBOR until June 15, 1999, at which time the interest rate will be reset at a fixed annual rate equal to 6.62% plus Cox's spread to the ten year Treasury. The reset notes are redeemable at the election of the holder, in whole but not in part, at 100.0% of the principal amount on June 15, 1999. In addition, in exchange for a premium paid to Cox of $2.9 million, the reset notes may be purchased by a third party at the election of the third party, in whole but not in part, at 100.0% of the principal amount on June 15, 1999. Amortization of the premium will be reflected as adjustments to interest expense. The weighted-average interest rates for the reset notes at December 31, 1998 and 1997 were 4.8% and 4.9%, respectively.

Other

  CEI continues to perform day-to-day cash management services for Cox with settlements of balances between Cox and CEI occurring periodically bearing interest at fifty basis points above CEI's current commercial paper borrowings.

  At December 31, 1998, Cox had approximately $4,090.8 million of outstanding indebtedness and had approximately $1,767.8 million available under its revolving credit facilities, shelf registration statements and commercial paper program.

  Cox expects that the cost of its cable upgrades and investment activity will exceed Cox's cash flow from operations and, therefore, additional capital will be necessary. Cox believes it will be able to meet its capital needs for the next twelve months with unused amounts available under existing revolving agreements, the shelf registration statements and the commercial paper program. In addition, Cox is pursuing alternatives to monetize certain unconsolidated investments.

  Cox believes its operations are not materially affected by inflation.

  Cox's Board of Directors has approved a two-for-one stock split of all outstanding shares of Cox's capital stock. Stockholders will vote for the proposed stock split at Cox's annual meeting, currently scheduled for May 13, 1999. Cox will promptly effect the stock split once it is approved, unless the Board determines that the stock split is no longer in the best interests of Cox and its stockholders.

Recently Issued Accounting Pronouncements

  In June 1998, SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The effect on the financial statements upon adoption of SFAS No. 133 has not been determined.

Other Matters

Year 2000 Readiness Disclosure

General

  The Year 2000 issue is the potential impact of computer programs and embedded computer microprocessors being unable to properly process dates or date-sensitive calculations beyond December 31, 1999. Computer systems that process dates or date-sensitive calculations may recognize only the last two digits to identify the year in a date, or identify digits as an instruction. Accordingly, the year "00" may be recognized as the year 1900 rather than the year 2000, which may result in miscalculations or system failures. A computer system is deemed to be year 2000 compliant when it continues to produce understandable, accurate and predictable results which conform to the original functional specifications, regardless of the millennium change. Cox recognizes the importance of this issue and is actively managing an appropriate transition into the year 2000.

State of Readiness

  In June 1997, Cox appointed a project team, using both internal and external resources, to develop its Year 2000 initiative. Cox is, as necessary, upgrading and replacing affected information technology systems (such as computer systems and software applications) and non-information technology systems (such as equipment with embedded microprocessors). Cox is also designing a contingency and business continuation plan and will implement these plans as necessary.

  The project team has developed a plan to assess, remediate, and test its information technology and non-information technology systems sufficiently in advance of the year 2000 to reduce the risk of an interruption in critical services as a result of the millennium date change. The Year 2000 initiative addresses the following systems:

  .Applications: custom and packaged software applications;

  .Infrastructure: local- and wide-area networks, hardware, processors and operating systems;

  .Plant: the Cox plant, distribution network and programming components; and

  .Vendors: business-critical third party vendors.

  The general phases of the Year 2000 initiative common to all systems are as follows:

  . Phase 1: inventory of all business processes to document the Year 2000 status for each product and service;

  . Phase 2: assign priorities to identified items;

  . Phase 3: assess the Year 2000 compliance of items determined to be material to Cox;

  . Phase 4: repair or replace material items that are determined not to be Year 2000 compliant;

  . Phase 5: test material items;

  . Phase 6: integration testing of multiple information technology and non-information technology assets, both custom and vendor-provided, to determine correct manipulation of dates and date-related data; and

  . Phase 7: design and implement contingency and business continuation plans for each organization and Cox location, where appropriate.

                 Status of Initiative as of December 31, 1998

                 Applications     Infrastructure           Plant              Vendors
------------------------------------------------------------------------------------------
 Phase 1- Substantially         Substantially       Substantially       Substantially
  3       complete              complete            complete            complete
------------------------------------------------------------------------------------------
 Phase 4  Substantially         Substantially       Expect to complete  Substantially
          complete              complete            mid-1999            complete
------------------------------------------------------------------------------------------
 Phase 5  In progress           In progress         Development of      In progress
                                                    procedures in
                                                    progress, expect to
                                                    implement in mid-
                                                    1999
------------------------------------------------------------------------------------------
 Phase 6  In progress           In progress         Development of      In progress
                                                    procedures in
                                                    progress, expect to
                                                    implement in mid-
                                                    1999
------------------------------------------------------------------------------------------
 Phase 7  Expect to commence    Expect to commence  Expect to commence  Expect to commence
          mid-1999              mid-1999            mid-1999            mid-1999


  Applications. Applications consist of custom and packaged software. In 1995, Cox began a company-wide business systems replacement project to meet the growth in the cable business and to meet emerging business needs. Accordingly, Cox is in the process of replacing or upgrading substantially all applications irrespective of the Year 2000 issue.

  Cox's two most critical applications are its common financial system and the cable operation support system. The financial system is based on packaged software from JDEdwards. This software was upgraded to version 7.5 during fourth quarter 1998. Cox has made appropriate inquiries and JDEdwards has provided certification that Version 7.5 is Year 2000 compliant. Cox operates all of its cable properties using the ICOMS subscriber management system licensed from Convergys, Inc. Cox has made appropriate inquiries and Convergys, Inc. has provided opinions indicating that ICOMS is Year 2000 compliant.

  Cox has a very limited inventory of custom or in-house developed software. Cox believes that all such software over 10,000 lines of code has been made Year 2000 compliant as of December 31, 1998.

  Infrastructure. Infrastructure consists of local- and wide-area networks, hardware, processors and operating systems. Cox has received recommendations from significant vendors as to the appropriate version of software needed to be Year 2000 compliant. Cox intends to remain current with all Year 2000 compliant software versions where available. The project team has also conducted reviews of the Infrastructure Year 2000 exposure to non-information technology systems (i.e., elevator, automated lighting, etc.). Based upon the project team's review, Cox has concluded that exposure from non-information technology systems failing to be Year 2000 compliant is limited and does not pose a material financial risk to the Company.

  Plant. The cable plant is comprised of an integrated distribution network providing video, voice and data services to its customers. In 1995, Cox began to deploy fiber optic cable and to upgrade the technical quality of its hybrid fiber-coaxial broadband network facilitating the delivery of additional programming and services. As a result, substantially all of Cox's cable plant equipment and software is state-of-the-art, which has helped to reduce the level of plant Year 2000 issues. Certain equipment is known to require upgrades or replacement to operate properly. Some of these upgrades are not yet available from their respective vendors. Cox expects substantially all plant activities will be completed through repair and replacement by mid-1999. Cox is currently developing testing and integration testing procedures, and will implement testing activity, where appropriate, in mid-1999. Due to the nature of the cable plant network, testing procedures are dependent on testing performed by vendors and Cox in a non-production environment.

  Vendors. Cox's assessment of its vendors includes a formal communication program with Cox's significant vendors to determine the extent to which Cox is vulnerable should those third parties fail to remediate their own Year 2000 non-compliance. In addition, Cox is currently developing testing and integration testing procedures, including the purchase of testing programs, and has begun testing. With respect to customers, most of Cox's customer base consists of individual subscribers, thus, vulnerability to a few key customers is not a significant risk to Cox. Cox is not aware of any anticipated Year 2000 non-compliance by its vendors or customers that could materially affect Cox's business operations; however, Cox does not control the systems of other companies and cannot assure that such systems will be converted in a timely fashion and, if not converted, would not have an adverse effect on Cox's business operations.

  Like most other companies, Cox is dependent upon a variety of external suppliers including vendors providing electrical power, telephony, water, fuel for vehicles and other necessary commodities. Cox also relies upon the interstate banking system and related electronic communications for such functions as transmitting financial data from field locations to the home office and sweeping cash into lockboxes. Cox is currently not aware of any material non-compliance by these vendors that will materially affect Cox's business operations; however, Cox does not control these systems and cannot assure that they will be converted in a timely fashion and, if not converted, would not have an adverse effect on Cox's business operations.

Costs

  Total costs associated with Year 2000 compliance are not expected to be material to Cox's financial position. Most of the costs associated with Cox's applications systems upgrades and replacements are being incurred irrespective of the Year 2000 initiative. In addition, the timing of these upgrades and replacements has not been accelerated in order to become Year 2000 compliant. As of December 31, 1998, the total incremental costs expended on the Year 2000 initiative is approximately $1.0 million. Cox expects that the total incremental costs of the Year 2000 initiative upon completion will be approximately $3.9 million.

Risks and Reasonably Likely Worst Case Scenarios

  The failure to correct a material Year 2000 problem could result in system failures leading to a disruption in, or failure of certain normal business activities or operations. Such failures could materially and adversely affect Cox's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, Cox is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Cox's results of operations, liquidity or financial condition. The Year 2000 initiative is expected to significantly reduce Cox's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material Vendors. Cox believes that the new applications and cable plant business systems implemented since 1995 and its Year 2000 initiative reduce the possibility of significant disruptions to normal operations.

Contingency and Business Continuation Plan

  The Year 2000 initiative calls for suitable contingency planning for Cox's at-risk business functions. Cox normally makes contingency plans in order to avoid interrupted service providing video, voice and data products to Cox's customers. The normal contingency planning will be revised in mid-1999, where appropriate, to specifically address Year 2000 exposure with respect to service to customers.

  All statements relating to the Year 2000 made in Forms 10-K, 10-Q or Registration Statements filed by Cox with the Securities and Exchange Commission after January 1, 1996 are hereby incorporated by reference and designated as Year 2000 Readiness Disclosures.

Rate Regulation

  Many franchising authorities have become certified by the FCC to regulate rates charged by Cox for basic cable service and associated basic cable service equipment. Some local franchising authority decisions have been rendered that were adverse to Cox. In addition, a number of such franchising authorities and customers of Cox filed complaints with the FCC regarding the rates charged for cable programming services. In December 1995, the FCC approved a resolution of all outstanding rate complaints covering the Cox and former Times Mirror cable television systems. The resolution, among other things, provided for the payment of refunds of $7.1 million plus interest to one million customers in January 1996, and the removal of additional outlet charges for regulated services from all of the former Times Mirror cable television systems. The resolution also stated that Cox's CPS tier rates as of June 30, 1995 were not unreasonable. Refunds under the resolution were fully provided for in Cox's financial statements at December 31, 1995. Cox and the franchising authorities reached a settlement of the suit and the appeal was dismissed with prejudice on November 6, 1997.

  The Telecommunications Act of 1996 became effective in February 1996. The 1996 Act is intended to promote substantial competition in the delivery of video and other services by local telephone companies (also known as local exchange carriers or "LECs") and other service providers, and permits cable television operators to provide telephone services. Among other provisions, the 1996 Act deregulates the CPS tier of large cable operators on March 31, 1999 and upon enactment the CPS rates of small cable operators serving 50,000 or fewer subscribers, revises the procedures for filing a CPS complaint, and adds a new effective competition test.

Risk Factors

  This Form 10-K includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning our outlook for the future and information about our strategic plans and objectives, expectations as to subscriber and revenue growth, anticipated rates of subscriber penetration, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Actual results may differ materially from those in the forward-looking statements, and may be affected by known and unknown risks, uncertainties and other factors. Many of these risks and uncertainties have been discussed in our prior filings with the Securities and Exchange Commission. Factors to consider in connection with any of our forward-looking statements include, but are not limited to:

 . Our ability to implement successfully our growth strategies and the level of success of our operating initiatives, including future expenditures on capital projects, terms and availability of capital, the actual level of revenue growth, adverse changes in the price of telephony interconnection or cable television programming, and disruptions in the supply of services and equipment. In addition, material changes in the cost of equipment or significant unanticipated capital expenditures could disrupt our business plan and adversely affect our business operations.

 . Trends in our businesses, particularly trends in the market for existing and new communications services and changes in business strategy and development plans.

 . Our ability to increase penetration in existing markets, as well as those we enter through acquisitions or other business combinations, including our ability to continue to control costs and maintain high standards of customer service, the extent to which consumer demand for voice, video and data services increases, subscriber availability and growth, and subscriber demand and competition.

 . Our ability to generate sufficient cash flow to meet our debt service obligations and to finance ongoing operations. Cox has historically reported net losses, and we operate with a significant level of indebtedness. Cash generated from operating activities and borrowing has been sufficient to fund our debt service, working capital obligations and capital expenditure requirements. We believe that Cox will continue to generate cash and obtain financing sufficient to meet such requirements. However, if Cox were unable to meet such requirements, we would have to consider refinancing our indebtedness or obtaining new financing. Although in the past we have been able to refinance our indebtedness and obtain new financing, there can be no assurance that we will be able to do so in the future or that, if we were able to do so, the terms available would be acceptable to us. In addition, we must manage exposure to interest rate risk due to variable rate debt instruments.

 . Changes in our relationship with, the performance of, and the market value of companies in which we have significant investments, especially investments in telecommunications and technology, including AT&T Corp., Sprint PCS and @Home Corporation.

 . Competition from alternative methods of receiving and distributing signals and from other sources of news, information and entertainment, such as newspapers, movie theaters, online computer services and home video products. Because our franchises are generally non-exclusive, there is potential for competition from other operators of cable television systems and other distribution systems capable of delivering programming to homes or businesses, including direct broadcast satellite systems and multichannel, multipoint distribution services. In addition, we face general competitive factors, such as the introduction of new technologies (such as Internet-based services), changes in prices or demand for our products as a result of competitive actions or economic factors, and competitive pressures within the broadband communications industry.

 . Our ability to obtain the necessary FCC, as well as state and local, authorizations for new services, and our response to adverse regulatory changes. The cable television industry is subject to extensive regulation by federal, local and, in some instances, state governmental agencies. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus it is not possible to predict the effect that ongoing developments might have on the cable communications industry or on our operations.

 . Our ability to successfully implement our Year 2000 initiative. See "--Other
  Matters--Year 2000 Readiness Disclosure."

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Cox has estimated the fair values of financial instruments using available market information and appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

  The carrying amounts of cash, restricted cash, accounts receivable, other assets, accounts payable, deferred income and amounts due to/from Cox Enterprises, Inc. are reasonable estimates of their fair value at December 31, 1998 and 1997.

  The estimated fair value of debt instruments are based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The revolving credit agreements, commercial paper and Floating Rate Reset Notes at December 31, 1998 and 1997 bear interest at current market rates and, thus, approximate fair value. Cox is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

  The estimated fair value of Cox's remaining debt instruments at December 31, 1998 was $2,385.7 million compared to a carrying amount of $2,393.6 million. The estimated fair value of the remaining debt instruments at December 31, 1997 was $1,557.7 million compared to a carrying amount of $1,518.4 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the remaining debt instruments with a carrying amount of $2,364.5 million to $2,540.6 million at December 31, 1998 and $1,518.4 million to $1,595.0 million at December 31, 1997.

  In December 1998, Cox entered into four costless collar agreements to hedge its position in 10.0 million shares of AT&T common stock. The agreements contain a notional amount of $78.00 per share and mature at various dates through January 2003. Cox has recorded the costless collar agreements at their estimated fair market value, with unrealized losses resulting from changes in fair value between measurement dates of $4.3 million at December 31, 1998 recorded as a component of accumulated other comprehensive income.

  The fair values of some of Cox's investments are estimated based on quoted market prices for those or similar investments. For cost method investments for which there are no quoted market prices, a reasonable estimate of fair value was not practicable as such estimate could not be made without incurring excessive costs (see Note 10).

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            COX COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               December 31
                                                          ----------------------
                                                             1998        1997
                                                          ----------- ----------
                                                          (Thousands of Dollars)
Assets
Cash....................................................  $    30,604 $   28,259
Restricted cash.........................................          --     204,210
Accounts and notes receivable, less allowance for doubt-
 ful accounts of $7,872 and $6,955......................      166,052    144,073
Net plant and equipment.................................    2,652,212  1,979,063
Investments.............................................    5,981,057  1,598,273
Intangible assets.......................................    3,959,906  2,458,717
Amounts due from Cox Enterprises, Inc. ("CEI")..........          --      50,856
Other assets............................................       88,273     93,150
                                                          ----------- ----------
  Total assets..........................................  $12,878,104 $6,556,601
                                                          =========== ==========
Liabilities and shareholders' equity
Accounts payable and accrued expenses...................  $   296,950 $  217,984
Deferred income.........................................       39,147     26,698
Deferred income taxes...................................    2,886,636    721,594
Other liabilities.......................................      188,050     84,179
Debt....................................................    3,920,159  3,148,834
Amounts due to CEI......................................      170,596        --
                                                          ----------- ----------
  Total liabilities.....................................    7,501,538  4,199,289
                                                          ----------- ----------
Commitments and contingencies (Note 17)
Shareholders' equity
  Series A Preferred Stock - liquidation preference of
   $44.275 per share, $1 par value; 5,000,000 shares
   authorized; issued and outstanding: 2,418,186.......         2,418        --
  Class A Common Stock, $1 par value; 316,000,000 shares
   authorized; shares issued and outstanding:
   263,555,756 and 257,276,414..........................      263,556    257,276
  Class C Common Stock, $1 par value; 14,000,000 shares
   authorized; shares issued and outstanding:
   13,798,896...........................................       13,799     13,799
  Additional paid-in capital............................    2,152,250  1,790,833
  Retained earnings.....................................    1,350,277     79,605
  Accumulated other comprehensive income................    1,594,266    215,799
                                                          ----------- ----------
    Total shareholders' equity..........................    5,376,566  2,357,312
                                                          ----------- ----------
    Total liabilities and shareholders' equity..........  $12,878,104 $6,556,601
                                                          =========== ==========

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31
                                      ----------------------------------------
                                          1998          1997          1996
                                      ------------  ------------  ------------
                                        (Thousands of Dollars, except per
                                                   share data)
Revenues
  Complete basic..................... $  1,219,223  $  1,091,831  $  1,009,733
  Premium service....................      192,576       186,625       188,809
  Pay-per-view.......................       44,486        47,314        45,610
  Advertising........................      136,653       103,271        95,840
  Data...............................       20,082         3,304            --
  Telephony..........................       31,763        13,099         6,098
  Satellite..........................       33,492       120,574        83,164
  Other..............................       38,482        44,346        31,031
                                      ------------  ------------  ------------
    Total revenues...................    1,716,757     1,610,364     1,460,285
Costs and expenses
  Programming costs..................      406,748       357,880       326,857
  Plant operations...................      132,751       137,597       140,927
  Marketing..........................       99,544        77,625        62,589
  General and administrative ........      389,234       318,232       297,335
  Satellite operating and
   administrative ...................       29,404       109,195        75,680
  Depreciation.......................      373,462       329,951       264,188
  Amortization.......................       84,209        74,587        70,973
                                      ------------  ------------  ------------
Operating income.....................      201,405       205,297       221,736
Interest expense.....................     (223,326)     (202,136)     (146,077)
Equity in net losses of affiliated
 companies...........................     (547,202)     (404,440)     (170,435)
Gain on investments, net.............    2,484,162       116,577         4,640
Gain on issuance of stock by
 affiliated companies................      165,342        90,796        50,100
Dividends received ..................       12,164            --            --
Other, net...........................          942         3,918        11,531
                                      ------------  ------------  ------------
Income (loss) before income taxes....    2,093,487      (189,988)      (28,505)
Income tax expense (benefit).........      822,815       (53,496)       23,046
                                      ------------  ------------  ------------
Net income (loss).................... $  1,270,672  $   (136,492) $    (51,551)
                                      ============  ============  ============
Per share data
  Basic net income (loss) per share.. $       4.66  $      (0.50) $      (0.19)
  Diluted net income (loss) per
  share..............................         4.60         (0.50)        (0.19)
  Basic weighted-average shares
   outstanding ......................  272,813,264   270,500,791   270,240,757
  Diluted weighted-average shares
   outstanding ......................  276,210,865   270,500,791   270,240,757

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Common Stock
                                      ----------------
                                                                               Accumulated
                            Series A                   Additional                 other
                            Preferred                   paid-in    Retained   comprehensive             Comprehensive
                              Stock   Class A  Class C  capital    earnings      income       Total     income (loss)
                            --------- -------- ------- ---------- ----------  ------------- ----------  -------------
                                                            (Thousands of Dollars)
 Balance at December 31,
  1995...................       --    $256,365 $13,799 $1,739,422 $  267,648   $   54,779   $2,332,013
 Net loss................                                            (51,551)                  (51,551)  $  (51,551)
                                                                                                         ----------
 Issuance of stock
  related to stock
  compensation plans ....                   99              1,591                                1,690
 Capital contribution by
  CEI....................                                   1,108                                1,108
 Foreign currency
  translation adjustment
  .......................                                                                                    26,837
 Change in net unrealized
  loss on securities, net
  of reclassification
  adjustment.............                                                                                   (48,785)
                                                                                                         ----------
 Other comprehensive
  loss...................                                                         (21,948)     (21,948)     (21,948)
                                                                                                         ----------
 Comprehensive loss......                                                                                $  (73,499)
                             ------   -------- ------- ---------- ----------   ----------   ----------   ==========

 Balance at December 31,
  1996...................       --     256,464  13,799  1,742,121    216,097       32,831    2,261,312
 Net loss................                                           (136,492)                 (136,492)  $ (136,492)
                                                                                                         ----------
 Issuance of stock
  related to stock
  compensation plans ....                  812             12,188                               13,000
 Capital contribution by
  CEI....................                                  36,524                               36,524
 Foreign currency
  translation adjustment
  .......................                                                                                    (9,914)
 Change in net unrealized
  gain on securities, net
  of reclassification
  adjustment.............                                                                                   192,882
                                                                                                         ----------
 Other comprehensive
  income.................                                                         182,968      182,968      182,968
                                                                                                         ----------
 Comprehensive income....                                                                                $   46,476
                             ------   -------- ------- ---------- ----------   ----------   ----------   ==========

 Net income..............                                          1,270,672                 1,270,672   $1,270,672
                                                                                                         ----------
 Issuance of Series A
  Preferred Stock........    $2,418                       104,647                              107,065
 Issuance of stock
  related to stock
  compensation plans.....                  612             11,500                               12,112
 Issuance of stock
  related to the
  acquisition of Prime
  South..................                5,668            245,270                              250,938
 Foreign currency
  translation adjustment
  .......................                                                                                    (4,416)
 Change in net unrealized
  gain on securities, net
  of reclassification
  adjustment.............                                                                                 1,382,883
                                                                                                         ----------
 Other comprehensive
  income.................                                                       1,378,467    1,378,467    1,378,467
                                                                                                         ----------
 Comprehensive income....                                                                                $2,649,139
                             ------   -------- ------- ---------- ----------   ----------   ----------   ==========
 Balance at December 31,
  1997...................       --     257,276  13,799  1,790,833     79,605      215,799    2,357,312

 Balance at December 31,
  1998...................    $2,418   $263,556 $13,799 $2,152,250 $1,350,277   $1,594,266   $5,376,566
                             ======   ======== ======= ========== ==========   ==========   ==========

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31
                                           -----------------------------------
                                              1998         1997        1996
                                           -----------  -----------  ---------
                                                (Thousands of Dollars)
Cash flows from operating activities
Net income (loss)........................  $ 1,270,672  $  (136,492) $ (51,551)
Adjustments to reconcile net income
 (loss) to net cash provided by operating
 activities, net of effects of
 acquisitions:
 Depreciation............................      373,462      329,951    264,188
 Amortization............................       84,209       74,587     70,973
 Equity in net losses of affiliated
  companies..............................      547,202      404,440    170,435
 Deferred income taxes...................      972,663      101,821    (52,519)
 Gain on investments, net................   (2,484,162)    (116,577)    (4,640)
 Gain on issuance of stock by affiliated
  companies..............................     (165,342)     (90,796)   (50,100)
Increase in accounts receivable..........      (17,348)     (29,312)    (4,222)
(Increase) decrease in prepaid assets....        8,744       12,894    (30,117)
Increase (decrease) in accounts payable
 and accrued expenses....................        9,122       (4,350)    31,161
Increase (decrease) in other current
 liabilities.............................       49,797       (9,310)    20,749
Increase (decrease) in taxes payable.....       13,619        7,730    (32,762)
Other, net...............................        2,895        9,951    (22,458)
                                           -----------  -----------  ---------
  Net cash provided by operating
   activities............................      665,533      554,537    309,137
                                           -----------  -----------  ---------
Cash flows from investing activities
Capital expenditures.....................     (808,902)    (708,089)  (578,926)
Investments in affiliated companies......     (169,102)    (388,075)  (338,402)
Proceeds from the sale of investments....      353,159      310,920    201,791
Proceeds from affiliated companies.......          --           --     162,287
Restricted cash invested.................      204,210     (204,210)       --
Payments for purchases of cable
 television systems......................   (1,230,453)     (66,762)       --
Decrease (increase) in amounts due from
 CEI.....................................       50,856      (50,856)       --
Other, net...............................         (187)        (889)     1,085
                                           -----------  -----------  ---------
  Net cash used in investing activities..   (1,600,419)  (1,107,961)  (552,165)
                                           -----------  -----------  ---------
Cash flows from financing activities
Revolving credit (repayments) borrowings,
 net.....................................     (450,001)     350,000   (418,364)
Commercial paper borrowings (repayments),
 net.....................................      343,087      (34,748)   718,704
Proceeds from issuance of debt...........      843,531      246,457    124,279
Repayment of debt .......................      (17,689)     (15,993)    (8,104)
Proceeds from exercise of stock options..       12,112       13,000      1,275
Payment to reacquire minority interest in
 subsidiary..............................          --       (10,000)       --
Increase (decrease) in amounts due to
 CEI.....................................      170,596      (19,359)  (126,764)
Increase (decrease) in book overdrafts...       35,595        9,977    (44,815)
                                           -----------  -----------  ---------
  Net cash provided by financing
   activities............................      937,231      539,334    246,211
                                           -----------  -----------  ---------
Net increase (decrease) in cash..........        2,345      (14,090)     3,183
Cash at beginning of period..............       28,259       42,349     39,166
                                           -----------  -----------  ---------
Cash at end of period....................  $    30,604  $    28,259  $  42,349
                                           ===========  ===========  =========

                See noted to consolidated financial statements.

                           COX COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

  Cox Communications, Inc. ("Cox"), an indirect 73.3% owned subsidiary of CEI, is among the nation's largest multiple system operators, serving more than 3.7 million customers. Cox is a fully integrated, diversified broadband communications company with interests in domestic cable distribution systems, programming networks, telecommunications and technology and broadband networks.

  All significant intercompany accounts have been eliminated in the consolidated financial statements of Cox.

2. Summary of Significant Accounting Policies

 Restricted Cash

  In December 1997, Cox sold its Central Ohio cable television operation serving approximately 85,000 customers, for $204.2 million. For tax purposes, Cox accounted for the disposition as a like-kind exchange. Tax rules allow Cox to defer a substantial portion of the related tax gain on this transaction upon the reinvestment of the net proceeds in qualifying future acquisitions, which occurred with the acquisition of the Tucson and Sierra Vista, Arizona cable television systems.

 Plant and Equipment

  Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using principally the straight-line method at rates based upon estimated useful lives of five to 20 years for buildings and building improvements, five to 12 years for cable television systems and three to 10 years for other plant and equipment.

  The costs of initial cable television connections are capitalized as cable plant at standard rates for Cox's labor and at actual costs for materials and outside labor. Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are written off.

  Effective July 1, 1997, Cox revised the cost component factor used to capitalize indirect costs relating to network construction activity resulting in additional indirect costs being capitalized.

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

  Unrestricted publicly traded investments are classified as available-for-sale under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are recorded at their fair value, with unrealized gains and losses resulting from changes in fair value between measurement dates recorded as a component of accumulated other comprehensive income. Cox recognizes realized losses for any decline in market value considered to be other than temporary. Investments in privately held companies are stated at cost, adjusted for any known diminution in value determined to be other than temporary in nature.

                           COX COMMUNICATIONS, INC.

 Intangible Assets

  Intangible assets consist primarily of goodwill and franchise value. Intangibles resulting from business combinations generally are amortized on a straight-line basis over 40 years. Cox assesses on an on-going basis the recoverability of certain intangible assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the undiscounted cash flow estimate. Cox also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

 Impairment of Long-Lived Assets

  Cox reviews long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Long-lived assets and certain intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

 Stock Compensation Plans

  As described in Note 12, Cox accounts for stock compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the pro forma effect on net income and earnings per share of using the fair value method as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

 Foreign Currency Translation

  The financial statements of Cox's non-U.S. investments are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Net assets of non-U.S. investments whose functional currencies are other than the U.S. dollar are translated at the current rate of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded, net of taxes, directly into a separate component of other comprehensive income.

 Revenue Recognition

  Cox bills its customers in advance, however, revenue is recognized as broadband communications services are provided. Receivables are generally collected within 30 days. Credit risk is managed by disconnecting services to customers who are delinquent. Other revenues are recognized as services are provided. Revenues obtained from the connection of customers to the cable television systems are less than related direct selling costs, therefore, such revenues are recognized as received.

 Income Taxes

  Prior to October 1998, the accounts of Cox have been included in the consolidated federal income tax return and certain state income tax returns of CEI. Current federal and state income tax expenses and benefits were allocated on a separate return basis to Cox based on the current year tax effects of the inclusion of its income, expenses and credits in the consolidated income tax returns of CEI or based on separate state income

                           COX COMMUNICATIONS, INC.

tax returns. In connection with Cox's acquisition of the Las Vegas, Nevada cable television system in October 1998 (see Note 4), CEI's ownership interest in Cox was reduced. As such, effective October 1998, Cox is no longer included in the consolidated federal income tax return of CEI.

  Cox provides for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances reduce deferred tax assets to an amount that represents management's best estimate of such deferred tax assets that more likely than not will be realized.

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

 Derivative Financial Instruments

  Cox uses derivative financial instruments, costless collar agreements, to manage its exposure to fluctuations in the price of Cox's investment in certain publicly traded stock (see Note 10). Such instruments are included in the financial statements at fair market value, with unrealized gains and losses resulting from changes in fair value between measurement dates recorded as a component of accumulated other comprehensive income.

 Recently Issued Accounting Pronouncements

  In 1998, Cox adopted several statements issued by the Financial Accounting Standards Board. SFAS No. 130, "Reporting Comprehensive Income," requires the components of comprehensive income to be disclosed in the financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires certain information to be reported about operating segments on a basis consistent with Cox's internal organizational structure. Management's analysis concluded that Cox operates in one operating segment, broadband communications. Accordingly, all applicable enterprise-wide disclosures are reflected in the consolidated financial statements. SFAS Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises the disclosures for pensions and other postretirement benefits and standardizes them into a combined format. Required disclosures have been made in accompanying footnotes, and applicable prior years' information has been reclassified for the impact of adopting these statements. The adoption of these statements had no impact on Cox's reported financial position, results of operations or cash flows.

  In June 1998, SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 is effective for fiscal

                           COX COMMUNICATIONS, INC.

years beginning after June 15, 1999. The effect on the financial statements upon adoption of SFAS No. 133 has not been determined.

 Reclassifications

  Certain amounts in the 1997 and 1996 financial statements have been reclassified for comparative purposes with 1998.

3. Cash Management System

  Cox participates in CEI's cash management system, whereby the bank sends daily notification of checks presented for payment. CEI transfers funds from other sources to cover the checks presented for payment. Book overdrafts of $69.2 million and $33.6 million existed at December 31, 1998 and 1997, respectively, as a result of checks outstanding. These book overdrafts are reclassified as accounts payable and are considered financing activities in the Consolidated Statement of Cash Flows.

4. Acquisitions, Dispositions and Exchanges of Businesses

1998 Acquisitions and Transactions

  In May 1998, Cox acquired a cable television system serving approximately 14,000 customers in Douglas County, Nebraska from Advance/Newhouse Partnership for approximately $8.0 million. Cox operates this system as part of its cluster of systems in the Omaha area.

  In June 1998, Cox acquired a cable television system serving approximately 115,000 customers in Tucson, Sierra Vista and portions of Pima County, Arizona from Tele-Communications, Inc. ("TCI") for approximately $250.2 million.

  In October 1998, Cox completed the acquisition of a cable television system located in Las Vegas, Nevada, and certain related businesses owned by Prime South Diversified, Inc. ("Prime South") for a combination of common and convertible preferred stock and cash with an aggregate value of approximately $1,325.0 million, including the refinancing of $680.8 million of Prime South indebtedness. Prime South operated a cable television system serving approximately 293,000 residential customers, 105,000 hotel units and interests in various other nonconsolidated operations in the greater Las Vegas area. The acquisition of Prime South was accounted for as a purchase with the operations being consolidated into Cox's as of the acquisition date. The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market value at the date of acquisition. The purchase price allocations are expected to be finalized mid-1999 upon receipt of independent appraisals of the plant and equipment acquired. No material adjustments to the initial purchase price allocations are expected. The excess of the purchase price over the fair value of net assets acquired has been recorded as franchise value and is being amortized on a straight-line basis over 40 years.

  The following summarized, unaudited, pro forma financial information for the twelve months ended December 31, 1998 and 1997 assumes the acquisition of the Las Vegas cable television system had occurred on January 1 of each year:

                                                               Pro Forma
                                                          Year Ended December
                                                                  31
                                                         ---------------------
                                                            1998       1997
                                                         ---------- ----------
                                                             (Thousands of
                                                               Dollars,
                                                           except per share
                                                                 data)
                                                              (unaudited)
   Revenue.............................................. $1,854,973 $1,773,888
   Operating income.....................................    205,180    202,188
   Net income (loss)....................................  1,249,992   (179,867)
   Earnings per share:
    Basic net income (loss) per share................... $     4.51 $    (0.65)
    Diluted net income (loss) per share.................       4.46      (0.65)

                           COX COMMUNICATIONS, INC.

  In October 1998, Cox and TCI discontinued negotiations to form a joint venture serving approximately 270,000 customers in several key Oklahoma communities. Accordingly, a non-binding agreement, which was signed during April 1998, was terminated. The termination of this agreement had no financial impact on Cox.

1997 Acquisitions and Transactions

  In January 1997, Cox and TCI exchanged certain cable television systems owned by Cox serving approximately 319,000 customers for certain cable television systems owned by TCI serving approximately 296,000 customers. As a result of the transaction, Cox received TCI's systems in Bellevue/LaVista, Nebraska and Council Bluffs, Iowa; Chesapeake, Virginia; Scottsdale, Arizona; North Attleboro/Taunton, Massachusetts; Lincoln, Rhode Island; and St. Bernard, Louisiana. No significant gain or loss resulted from this transaction.

  In January 1997, Cox exchanged cable television systems in western Massachusetts and Weymouth, Massachusetts for cable television systems in James City and York County, Virginia and Pawtucket, Rhode Island. Each of the systems served approximately 48,000 customers. No gain or loss resulted from this transaction.

  In March 1997, Cox exchanged its Myrtle Beach, South Carolina cable television system serving approximately 42,200 customers for Hampton and Williamsburg, Virginia cable television systems serving approximately 45,300 customers. The transaction included a Texas cable television system serving approximately 7,000 customers which was purchased and then immediately traded by Cox. Cox recognized a pre-tax gain of $27.8 million in conjunction with the exchange.

  In December 1997, Cox exchanged its Lafayette, Indiana cable television system serving approximately 38,000 customers and the net proceeds from the sale of a Sun City, California cable television system for a suburban Phoenix cable television system serving approximately 36,000 customers. No gain or loss resulted from this transaction.

1997 Dispositions

  In September 1997, Cox sold its Sun City cable television system serving approximately 10,000 customers. An insignificant loss was recognized in conjunction with the sale. The net proceeds from the sale of Sun City were used in the Lafayette exchange described above.

  In December 1997, Cox sold its Central Ohio cable television system serving approximately 85,000 customers for $204.2 million. Cox recognized a pre-tax gain of $26.4 million in conjunction with the sale. For tax purposes, Cox accounted for the disposition as a like-kind exchange. Tax rules allow Cox to defer a substantial portion of the related tax gain on this transaction upon the reinvestment of the net proceeds in qualifying future acquisitions, which occurred with the purchase of the Tucson and Sierra Vista, Arizona cable television systems.

1996 Acquisitions and Transactions

  In January 1996, Cox acquired a cable television system serving approximately 51,000 customers in Newport News, Virginia, for approximately $122.3 million. Cox operates this system as part of its cluster of systems in the Hampton Roads, Virginia area. In April 1996, Cox exchanged its Williamsport, Pennsylvania cable television system for $13.0 million and a cable television system in East Providence, Rhode Island. The Williamsport system served approximately 24,500 customers in Williamsport. The East Providence system serves approximately 15,500 customers. No gain or loss resulted from this transaction.

                           COX COMMUNICATIONS, INC.

1996 Dispositions

  In January 1996, Cox sold its cable television system in Texarkana, Texas. The system served approximately 23,400 customers. No gain or loss resulted from this transaction. In April 1996, Cox sold certain cable television systems in the Ashland, Kentucky and Defiance, Ohio area for $136.0 million. These systems together served approximately 78,600 customers. No gain or loss resulted from this transaction.

5. Plant and Equipment

                                                              December 31
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                                                             (Thousands of
                                                               Dollars)
   Land................................................. $   36,615  $   29,384
   Buildings and building improvements..................    199,963     128,772
   Transmission and distribution plant..................  2,998,328   2,398,746
   Miscellaneous equipment..............................    347,351     239,068
   Construction in progress.............................    120,084      44,948
                                                         ----------  ----------
    Plant and equipment, at cost........................  3,702,341   2,840,918
   Less accumulated depreciation........................ (1,050,129)   (861,855)
                                                         ----------  ----------
    Net plant and equipment............................. $2,652,212  $1,979,063
                                                         ==========  ==========


6. Investments

                                                              December 31
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                                                             (Thousands of
                                                               Dollars)
   Equity method investments............................ $   90,700  $  795,179
   Fair value method investments........................  5,886,502     799,518
   Cost method investments..............................      3,855       3,576
                                                         ----------  ----------
    Total investments................................... $5,981,057  $1,598,273
                                                         ==========  ==========

  Summarized combined unaudited financial information for all equity method investments and Cox's proportionate share (determined based on Cox's ownership interest in each investment) for 1998 and 1997 is as follows:

                                                                 Cox's Proportionate Share
                          Combined Year Ended December 31         Year Ended December 31
                         ------------------------------------  -------------------------------
                            1998         1997         1996       1998       1997       1996
                         -----------  -----------  ----------  ---------  ---------  ---------
                                              (Thousands of Dollars)
Revenues................ $ 3,358,790  $ 2,589,222  $1,569,634  $ 731,670  $ 541,655  $ 359,926
Operating loss..........  (2,269,529)  (1,740,697)   (283,539)  (419,453)  (324,465)   (82,637)
Net loss................  (2,774,548)  (2,243,610)   (566,626)  (516,256)  (421,830)  (159,415)

                                                           Combined December 31
                                                          ----------------------
                                                             1998       1997
                                                          ---------- -----------
                                                          (Thousands of Dollars)
   Current assets........................................ $  940,745 $ 1,854,575
   Noncurrent assets.....................................  2,036,592  10,685,314
   Current liabilities...................................    568,068   2,462,963
   Noncurrent liabilities................................  2,058,535   6,633,148
   Equity................................................    350,734   3,443,778

                           COX COMMUNICATIONS, INC.

  Cox's share of the net losses as stated above is not equal to the net losses from equity method investments reported in the Consolidated Statements of Operations primarily due to amortization and other expenses. At December 31, 1998, the aggregate unamortized excess of Cox's investments over its equity in the underlying net assets of the affiliates was approximately $24.8 million and is being amortized over periods ranging from five to 40 years. Amortization included in equity in net losses of affiliates for the years ended December 31, 1998, 1997 and 1996 was $0.9 million, $2.5 million and $4.3 million, respectively.

  The investment balances and supplemental financial information above includes the effects of the Teleport/AT&T Corp. ("AT&T") merger and the Sprint PCS reorganization as described below. Additionally, the 1998 balances include investments in and advances to affiliated companies. The advances are generally interest-bearing long-term notes receivable, which total $14.4 million and $5.7 million at December 31, 1998 and 1997, respectively. Interest income recognized on notes receivable was $0.4 million, $1.7 million and $12.0 million in 1998, 1997 and 1996, respectively.

  Cox has classified its fair value method investments in publicly traded companies as available-for-sale securities under SFAS No. 115, which have an aggregate cost at December 31, 1998 and 1997 of $3,281.2 million and $439.4 million, respectively. Also, at December 31, 1998 and 1997, cost method investments were carried at an aggregate cost of $3.9 million and $3.6 million, respectively.

Equity Method Investments

  Discovery Communications, Inc. The principal businesses of Discovery Communications, Inc. ("Discovery") are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, Discovery Europe, and its retail division consisting primarily of over 100 stores of The Nature Company. The Discovery Channel provides nature, science and technology, history, exploration and adventure programming and is distributed to customers in virtually all U.S. cable homes. The Learning Channel broadcasts a variety of educational and nonfiction programming. In addition, through internally generated funding, significant investments are being made by Discovery in building a documentary programming library. Cox holds a 24.6% interest in Discovery, with the remaining interest held in varying proportions by Liberty Media, NewChannels Corp. and Discovery's management.

  Cox recorded $(22.0) million, $(14.4) million and $0.1 million of equity in net (losses) income in affiliated companies for the years ended December 31, 1998, 1997 and 1996, respectively.

  Cox Communications PCS, L.P. Cox and CEI, through subsidiaries, formed a partnership, Cox Pioneer Partnership, which is owned approximately 78.0% by Cox and approximately 22.0% by CEI. On December 31, 1996, Cox Pioneer Partnership and Sprint Spectrum Holdings Company, L.P. (a partnership of Cox, TCI, Comcast Corporation ("Comcast") and Sprint Corporation ("Sprint")) formed Cox Communications PCS, L.P. ("Cox PCS") to operate a personal communications services system in the Los Angeles-San Diego MTA. In February 1998, Cox Pioneer Partnership exercised its right under the Cox PCS partnership agreement to sell a portion of its interest in Cox PCS to Sprint Spectrum Holdings Company, L.P. This sale occurred in June 1998 and, as of December 31, 1998, Sprint Spectrum Holdings Company, L.P., as general partner and limited partner, owned 59.2% of Cox PCS, and Cox Pioneer Partnership, as general partner, owned 40.8% of Cox PCS. The net proceeds from this sale were allocated between Cox and CEI in accordance with the partnership agreement of Cox Pioneer Partnership. Cox's share of the proceeds was $63.2 million. In addition, Cox recognized a $62.2 million pre-tax gain as a result of this transaction.

  Cox recorded $107.8 million and $85.0 million of equity in net losses in affiliated companies for the years ended December 31, 1998 and 1997, respectively, related to the operations of Cox PCS. Cox also recorded $60.7 million of equity in net losses of affiliated companies for the year ended December 31, 1996 related to the operations of the personal communications services system prior to the formation of Cox PCS.

                           COX COMMUNICATIONS, INC.

Fair Value Method Investments

  Gemstar International Group Limited. In May 1997, Starsight Telecast, Inc. merged with Gemstar International Group Limited, a public company that develops and markets proprietary technologies aimed at making technology more user-friendly to consumers. Cox, as a holder of 2,166,647 Starsight shares, received 1,313,421 shares of Gemstar as a result of the merger. This transaction resulted in a gain of approximately $11.0 million. In December 1997, Cox sold its entire interest in Gemstar for $29.3 million resulting in an additional pre-tax gain of approximately $9.9 million.

  Sprint PCS. Prior to November 1998, Cox, TCI, Comcast and Sprint engaged in the wireless communications business, primarily personal communications services, through a limited partnership, Sprint Spectrum L.P. in which Cox owned a 15.0% interest. Sprint Spectrum was the holder of 29 broadband personal communications services licenses.

  Cox recorded $330.0 million, $225.2 million and $56.5 million of equity in net losses in affiliated companies for the years ended December 31, 1998, 1997 and 1996, respectively, for its ownership interest in Sprint Spectrum.

  Subsidiaries of Cox, TCI and Sprint also formed a partnership, PhillieCo L.P. PhillieCo held a broadband personal communications services license for the Philadelphia MTA. Prior to November 1998, Cox owned a 17.6% interest in PhillieCo. PhillieCo was affiliated with the Sprint PCS nationwide network and used the "Sprint PCS" trademark.

  In November 1998, as a result of a reorganization by Sprint Corporation, both the Sprint Spectrum and PhillieCo partnerships were combined into a new publicly traded tracking stock of Sprint Corporation, Sprint PCS. Cox's equity ownership in both Sprint Spectrum and PhillieCo was converted into common shares, convertible preferred stock and warrants of Sprint PCS. Cox recognized a $769.5 million pre-tax gain in connection with this reorganization in fourth quarter 1998 based on the estimated fair market value of the common stock, convertible preferred stock and warrants received and has accounted for these instruments as fair value method investments.

  AT&T Corp./Teleport. Prior to April 1998, Cox owned 34.4% of the Class B Common Stock of Teleport Communications Group, Inc. ("Teleport"), which represented 22.4% of total shares outstanding and 32.7% of the voting power of Teleport. Cox's equity ownership in Teleport was accounted for using a quarter lag.

  In April 1998, Teleport completed the acquisition of another entity for a combination of stock and cash consideration. As a result of Teleport's stock issuance, Cox recognized a pre-tax gain of $150.4 million in the quarter ended September 30, 1998.

  In July 1998, Cox exchanged its interest in Teleport for 36.9 million shares of AT&T common stock. As a result of the exchange, Cox recognized a pre-tax gain of $1,719.3 million during the quarter ended September 30, 1998 and has accounted for the AT&T common stock as a fair value method investment. In addition, Cox recognized a pre-tax gain of $30.4 million as a result of the sale of 3.3 million shares of AT&T common stock during the quarter ended December 31, 1998. Cox received gross proceeds of $215.6 million related to the sale of these shares and determined the cost basis of the shares sold by specific identification.

  Cox recorded $46.6 million, $48.6 million and $28.5 million of equity in net losses in affiliated companies for the years ended December 31, 1998, 1997 and 1996, respectively, for its ownership in Teleport.

                           COX COMMUNICATIONS, INC.

  Also during December 1998, Cox entered into four costless collar agreements to minimize the impact of potential adverse market risk on 10.0 million shares of AT&T common stock (see Note 10).

  @Home Network. @Home is a national Internet "backbone" service that allows customers access to the Internet at speeds that can be up to one hundred times faster than traditional phone modems by using a cable modem and the cable television broadband network. Cox holds approximately 12.3% of @Home (11.3% on a fully diluted basis after giving effect to the exercise of certain warrants issued to Cablevision Systems Corporation).

  On January 19, 1999, Excite Inc. and @Home entered into a merger agreement pursuant to which Excite would be merged with and into @Home. The merger is subject to approval by Excite's and @Home's stockholders. If this merger is consummated, Cox's percentage ownership interest in @Home will be reduced as a result of the issuance of @Home common stock to the stockholders of Excite.

  Telewest Communications plc. At December 31, 1998, Cox had an 11.9% ownership interest in Telewest Communications plc ("Telewest"), a company that is currently operating and constructing cable television and telephony systems in the United Kingdom. In December 1997, Cox recognized a $183.9 million charge due to the decline in the fair market value of Telewest considered to be other-than-temporary. In January 1999, Cox sold its entire interest in Telewest and received $727.9 million in proceeds resulting in a pre-tax gain of $400.8 million.

Cost Method Investments

  PrimeStar Partners, L.P. Prior to April 1998, Cox owned a 10.4% interest in the PrimeStar Partners, L.P., a provider of direct broadcast satellite services. In April 1998, Cox contributed its 10.4% partnership interest and net assets in and operations of PrimeStar Partners, L.P. to a newly formed entity, PrimeStar, Inc., in exchange for a 9.43% interest and $74.0 million in cash. As a result of this transaction, Cox recorded a $37.3 million pre-tax gain based on the estimated fair market value of the common stock received.

  During fourth quarter 1998, Cox concluded, after careful analysis, that it would not recover its investment and recognized $131.4 million in charges related to its investment in PrimeStar, Inc. In January 1999 PrimeStar, Inc. announced the sale of its direct broadcast satellite service to Hughes Electronics Corporation (a division of General Motors Corporation and the parent company of DirecTV, a direct broadcast satellite service competing with Cox's cable television systems) for $1.8 billion in cash and stock. PrimeStar, Inc. will use the $1.8 billion proceeds to extinguish outstanding obligations and wind-down its remaining operations. The pending sale is subject to consent of certain PrimeStar, Inc. lenders and the receipt of necessary regulatory and other approvals.

  E! Entertainment Television. In December 1997, Cox sold its 10.4% interest in E! Entertainment Television to Comcast/The Walt Disney Company for $57.0 million, resulting in a pre-tax gain of $44.9 million.

Other

  In addition, Cox also owns other equity method, fair value method and cost method investments in cable-related companies and programming content providers. Cox does not consider these other investments to be individually significant to its consolidated financial position, results of operations or liquidity.

                            COX COMMUNICATIONS, INC.

7. Intangible Assets

                                                              December 31
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                                                             (Thousands of
                                                               Dollars)
   Goodwill and franchise value......................... $4,367,404  $2,793,553
   Other................................................     10,224      15,033
                                                         ----------  ----------
    Total...............................................  4,377,628   2,808,586
   Less accumulated amortization........................   (417,722)   (349,869)
                                                         ----------  ----------
    Net intangible assets............................... $3,959,906  $2,458,717
                                                         ==========  ==========

8. Income Taxes

  Current and deferred income tax expenses (benefits) are as follows:

                                                    Year Ended December 31
                                                 ------------------------------
                                                   1998       1997       1996
                                                 ---------  ---------  --------
                                                    (Thousands of Dollars)
Current:
 Federal........................................ $(179,684) $(152,623) $ 41,694
 State..........................................    29,836     (2,694)   33,871
                                                 ---------  ---------  --------
  Total current.................................  (149,848)  (155,317)   75,565
                                                 ---------  ---------  --------
Deferred:
 Federal........................................   885,064     95,932   (38,340)
 State..........................................    87,599      5,889   (14,179)
                                                 ---------  ---------  --------
  Total deferred................................   972,663    101,821   (52,519)
                                                 ---------  ---------  --------
  Net income tax expense (benefit).............. $ 822,815  $ (53,496) $ 23,046
                                                 =========  =========  ========

  Income tax expense differs from the amount computed by applying the U.S. statutory federal income tax rate (35%) to income (loss) before income taxes as a result of the following items:

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (Thousands of Dollars)
Computed tax expense (benefit) at federal
 statutory
 rates on income (loss) before income taxes.....  $732,720  $(66,499) $ (9,977)
State income taxes, net of federal tax benefit..    76,333    (7,404)   12,793
Amortization of acquisition adjustments.........    18,450    18,491    19,075
Benefit arising from low income housing credits.       --        --     (3,494)
Non-deductible preferred stock dividends of a
 subsidiary                                            --      1,169     2,339
Other, net......................................    (4,688)      747     2,310
                                                  --------  --------  --------
 Net income tax expense (benefit)...............  $822,815  $(53,496)  $23,046
                                                  ========  ========  ========

                           COX COMMUNICATIONS, INC.

  Significant components of the net deferred tax liability consist of the following:

                                                              December 31
                                                       ------------------------
                                                          1998          1997
                                                       -----------   ----------
                                                            (Thousands of
                                                              Dollars)
   Depreciation and amortization.................      $  (901,682)   $(463,527)
   Equity in net losses of affiliated companies..       (1,000,524)    (124,478)
   Net operating losses..........................            9,447          --
   Unrealized gain on securities.................       (1,006,209)    (143,788)
   Other.........................................           12,332       10,199
                                                       -----------    ---------
    Net deferred tax liability...................      $(2,886,636)   $(721,594)
                                                       ===========    =========

  Cox is currently subject to various federal and state income tax return audits. Cox does not believe that current income tax audits will have a material impact on its financial statements.

9. Debt

                                                             December 31
                                                      -----------------------
                                                         1998       1997
                                                      ---------- ------------
                                                       (Thousands of Dollars)
Revolving credit facilities.........................  $  349,998  $  799,999
Commercial Paper, net of unamortized discount of
 $2,414 and $2,191..................................   1,026,164     683,300
Medium-term notes, net of unamortized discount of
 $1,188 and $1,201..................................     463,363     263,352
6.4% Notes, due August 1, 2008, net of unamortized
 discount and hedging of $1,678.....................     198,322         --
6.8% Debentures, due August 1, 2028, net of
 unamortized discount and hedging of $2,727.........     197,273         --
6.15% Reset Put Securities, due August 1, 2033, net
 of unamortized discount and hedging of $1,850......     248,150         --
Floating Rate Reset Notes, due June 15, 2009, net of
 unamortized discount of $2,575 and $2,820..........     147,425     147,180
6.375% Notes due June 15, 2000, net of unamortized
 discount of $352 and $587..........................     424,648     424,414
6.875% Notes, due June 15, 2005, net of unamortized
 discount and hedging of $11,181 and $12,462........     363,819     362,538
7.625% Debentures, due June 15, 2025, net of
 unamortized discount and hedging of $17,766 and
 $17,953............................................     132,234     132,047
6.5% Notes, due November 15, 2002, net of
 unamortized discount of $342 and $430..............     199,658     199,570
7.25% Debentures, due November 15, 2015, net of
 unamortized discount of $793 and $840..............      99,207      99,160
Capitalized lease obligations.......................      69,898      37,274
                                                      ----------  ----------
Total debt..........................................  $3,920,159  $3,148,834
                                                      ==========  ==========

Revolving Credit Facilities

  As of December 31, 1998, Cox had a $1,200.0 million revolving credit facility which matures on October 9, 2002, on which Cox had outstanding borrowings of $350.0 million at December 31, 1998. In addition, Cox had an $800.0 million revolving credit facility which matures on September 29, 1999, at which time any outstanding borrowings convert to a long-term loan due September 27, 2002. These facilities are committed to back outstanding commercial paper as discussed below.

                           COX COMMUNICATIONS, INC.

  At Cox's option, the interest rates on borrowings under the revolving credit agreements are based on the London Interbank Offered Rate ("LIBOR"), the certificate of deposit rate plus varying percentages or an alternate base rate. The weighted-average interest rates for outstanding debt on the revolving credit facilities at December 31, 1998 and 1997 were 6.1% and 6.0%, respectively. The credit facilities impose a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow and a utilization fee based on the level of borrowings.

  Cox's current credit facilities contain covenants which, among other provisions, restrict the payment of cash dividends or the repurchase of capital stock if certain requirements are not met as to the ratio of debt to operating cash flow. Historically, Cox has not paid dividends nor does Cox intend to pay dividends in the foreseeable future but to reinvest future earnings, consistent with its business strategy. Although Cox was in compliance with its credit facility covenants at December 31, 1998, Cox was prevented from paying dividends.

Commercial Paper

  As of December 31, 1998, Cox had a $1,500.0 million commercial paper program. The commercial paper program is backed by amounts available under the revolving credit facilities. The weighted-average interest rate for outstanding commercial paper for both the years ended December 31, 1998 and 1997 was 5.8%.

Medium Term Notes

  At December 31, 1998 and 1997, Cox had outstanding borrowings under several fixed rate medium term notes totaling $41.8 million. The notes are due in varying amounts through 2023 and interest is fixed at rates ranging from 7.1% to 8.9%.

Shelf Registrations

  In April 1996, Cox filed a Form S-3 Registration Statement (the "1996 Shelf Registration") with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $750.0 million. As of December 31, 1998, Cox had issued $425.0 million of medium term notes under the 1996 Shelf Registration.

  In July 1998, Cox filed a Form S-3 Registration Statement (the "1998 Shelf Registration") with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidence of indebtedness for a maximum aggregate amount of $1,000.0 million. In 1998, Cox issued $200.0 million of Notes and $200.0 million of Debentures under the 1998 Shelf Registration. In addition, during July 1998, Cox issued $250.0 million of 6.15% Reset Put Securities due August 1, 2033 ("REPS") under the 1998 Shelf Registration. The REPS are subject to mandatory redemption from the existing holders on August 1, 2033 through either (i) the exercise by the Remarketing Dealer of its right to purchase the REPS for remarketing, or (ii) the repurchase of the REPS by Cox. If remarketed, the Remarketing Dealer will, based on Cox's then current credit spreads, determine the interest to be paid on the REPS. Upon issuance of the REPS, the Remarketing Dealer paid Cox a premium of $11.4 million for the right to serve as the Remarketing Dealer. Amortization of the premium will be reflected as adjustments to interest expense.

  In anticipation of the issuance of these debt securities under the 1998 Shelf Registration, Cox entered into a series of transactions under a forward treasury lock agreement in order to hedge its interest rate exposure. Such transactions totaled a notional amount of $50.0 million for the Notes due August 1, 2008, $50.0 million for the Debentures due August 1, 2028 and $50.0 million for the REPS due August 1, 2033. The hedging transactions were settled in July 1998 at a minimal cost, which will be reflected as adjustments to interest expense over the life of the debt securities.

                           COX COMMUNICATIONS, INC.

Floating Rate Reset Notes

  In June 1997, Cox issued $150.0 million principal amount of Floating Rate Reset Notes due June 15, 2009 (the "Reset Notes"). The Reset Notes bear interest at a floating rate equal to 0.8975% per annum below LIBOR until June 15, 1999, at which time the interest rate will be reset at a fixed annual rate equal to 6.62% plus Cox's spread to the ten year Treasury. The Reset Notes are redeemable at the election of the holder, in whole but not in part, at 100.0% of the principal amount on June 15, 1999. In addition, in exchange for a premium paid to Cox of $2.9 million, the Reset Notes may be purchased by a third party at the election of the third party, in whole but not in part, at 100.0% of the principal amount on June 15, 1999. Amortization of the premium will be reflected as adjustments to interest expense. The weighted-average interest rates for the Reset Notes at December 31, 1998 and 1997 were 4.8% and 4.9%, respectively.

Other

  Maturities of long-term debt, including debt discount, for each of the five years following December 31, 1998, are $34.9 million, $440.8 million, $49.3 million, $1,582.4 million and $31.7 million, respectively. Commercial paper outstanding at December 31, 1998 is classified as long-term as Cox intends to refinance these borrowings on a long-term basis, either through continued commercial paper borrowings or utilization of other available credit facilities. Included in the maturities of long-term debt are obligations under capital leases of $13.0 million, $9.9 million, $8.0 million, $6.5 million and $4.8 million for each of the five years following December 31, 1998, respectively.

10. Fair Value of Financial Instruments

  Cox has estimated the fair values of financial instruments using available market information and appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

  The carrying amounts of cash, restricted cash, accounts receivable, other assets, accounts payable, deferred income and amounts due to/from CEI are reasonable estimates of their fair value at December 31, 1998 and 1997.

  The estimated fair value of debt instruments are based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The revolving credit agreements, commercial paper and Floating Rate Reset Notes at December 31, 1998 and 1997 bear interest at current market rates and, thus, approximate fair value. Cox is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

  The estimated fair value of Cox's remaining debt instruments at December 31, 1998 was $2,385.7 million compared to a carrying amount of $2,393.6 million. The estimated fair value of the remaining debt instruments at December 31, 1997 was $1,557.7 million compared to a carrying amount of $1,518.4 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the remaining debt instruments with a carrying amount of $2,364.5 million to $2,540.6 million at December 31, 1998 and $1,518.4 million to $1,595.0 million at December 31, 1997.

  In December 1998, Cox entered into four costless collar agreements to hedge its position in 10.0 million shares of AT&T common stock. The agreements contain a notional amount of $78.00 per share and mature at various dates through January 2003. Cox has recorded the costless collar agreements at their estimated fair market value, with unrealized losses resulting from changes in fair value between measurement dates of $4.3 million at December 31, 1998 recorded as a component of accumulated other comprehensive income.

  The fair values of some of Cox's investments are estimated based on quoted market prices for those or similar investments. For cost method investments for which there are no quoted market prices, a reasonable estimate of fair value was not practicable as such estimate could not be made without incurring excessive costs.

                           COX COMMUNICATIONS, INC.

11. Retirement Plans

Qualified Pension Plan

  Effective January 1, 1996, Cox established the Cox Communications, Inc. Pension Plan (the "CCI Plan"), a qualified noncontributory defined benefit pension plan. The employees of the former Times Mirror Company's cable television systems became participants in the CCI Plan retroactive to the merger date of February 1, 1995. The remaining Cox employees, excluding certain key employees, participated in the qualified noncontributory defined benefit pension plan of CEI (the "CEI Plan") until August 1, 1996, when they entered the CCI Plan and plan assets were transferred to the CCI Plan from CEI. Times Mirror also transferred plan assets to the CCI Plan during 1996. Plan assets consist primarily of common stock, investment-grade corporate bonds, cash and cash equivalents and U.S. government obligations. The CCI Plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox and compensation rates near retirement. Current policy is to fund the CCI Plan in an amount that falls between the minimum contribution required by ERISA and maximum tax deductible contribution.

  Total pension expense attributable to Cox employees' participation in the CCI Plan and the CEI Plan was $5.3 million, $4.0 million and $5.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The 1997 pension expense includes a credit to adjust for prior years estimates of pension expense recognized for former employees of Times Mirror.

  The changes in the benefit obligations, changes in plan assets and funded status of the CCI Plan for the periods ended December 31, 1998 and 1997 were as follows:

                                                     Year Ended December 31
                                                     -----------------------
                                                         1998      1997
                                                     --------- -------------
                                                     (Thousands of Dollars)
Change in Benefit Obligation:
 Benefit obligation at beginning of year             $ 75,676      $ 68,486
 Service cost.......................................    7,480         5,775
 Interest cost......................................    6,141         5,296
 Plan amendments....................................        1           --
 Actuarial loss (gain)..............................    7,838          (948)
 Benefits paid......................................   (1,917)       (2,933)
                                                     --------      --------
 Benefit obligation at end of the year..............   95,219        75,676
                                                     --------      --------
Change in Plan Assets:
 Fair value of plan assets at beginning of year.....   95,083        85,697
 Actual return on plan assets.......................   14,612         8,979
 Company contributions..............................    1,353         3,340
 Benefits paid......................................   (1,917)       (2,933)
                                                     --------      --------
 Fair value of plan assets at end of year...........  109,131        95,083
                                                     --------      --------
Funded status of plan...............................   13,912        19,407
Unrecognized actuarial losses.......................  (14,205)      (15,304)
Unrecognized prior service cost.....................      657           735
Unrecognized net transition obligation..............     (869)       (1,107)
                                                     --------      --------
Prepaid (accrued) benefit cost...................... $   (505)     $  3,731
                                                     ========      ========

                           COX COMMUNICATIONS, INC.

  The components of net periodic benefit cost and the weighted-average assumptions used in accounting for pension benefits follow:

                                                         Year Ended December
                                                                  31
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
                                                            (Thousands of
                                                               Dollars)
Components of net periodic benefit cost:
 Service cost........................................... $7,480  $5,775  $4,274
 Interest cost..........................................  6,141   5,296   3,048
 Expected return on plan assets......................... (7,873) (7,047) (4,028)
 Prior service cost amortization........................     80      80      24
 Actuarial gain.........................................    --     (198)    --
 Transition amount amortization.........................   (239)   (239)    (99)
                                                         ------  ------  ------
 Net periodic benefit cost.............................. $5,589  $3,667  $3,219
                                                         ======  ======  ======
Weighted-average assumptions:
 Discount rate..........................................   6.75%   7.25%   7.75%
 Expected return on plan assets.........................   9.00%   9.00%   9.00%
 Rate of compensation increase..........................   4.50%   5.00%   5.50%

Nonqualified Pension Plan

  Certain key employees of Cox participate in an unfunded, nonqualified supplemental pension plan of CEI (the "Nonqualified CEI Plan") which has generally the same benefit payout formula as the CCI Plan. Total pension expense recorded by Cox for the Nonqualified CEI Plan was $1.8 million, $1.5 million and $1.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Other Retirement Plans

  CEI provides certain health care and life insurance benefits to substantially all retirees of Cox. Postretirement expense allocated to Cox by CEI was $1.6 million, $1.2 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The accumulated postretirement benefit obligation ("APBO") attributable to Cox employees and retirees was $16.5 million and $11.6 million at December 31, 1998 and 1997, respectively. The funded status of the postretirement plan covering the employees of Cox is not determinable. The APBO for the postretirement plan of CEI substantially exceeded the fair value of assets held in the plan at December 31, 1998 and 1997.

  Actuarial assumptions used to determine the APBO include a discount rate of 6.75%, 7.25% and 7.75% for the years ended December 31, 1998, 1997 and 1996 respectively, and an expected long-term rate of return on plan assets of 9.0% for all three years. For the years ended December 31, 1998, 1997 and 1996, the assumed health care cost trend rate for retirees is 10.0%, 10.5% and 11.5%, respectively. For participants prior to age 65, the trend rate gradually decreases to 5.5% by year 2007 and remains level thereafter. For retirees at age 65 or older, this rate decreases to 5.0% by year 2008. A 1% change in assumed health care cost trend rates would have the following effects as of December 31, 1998:

                                                         1% Increase 1% Decrease
                                                         ----------- -----------
                                                         (Thousands of Dollars)
Effect on service and interest cost components..........   $  479      $  (457)
Effect on other postretirement benefit obligations......    7,387       (7,048)

                           COX COMMUNICATIONS, INC.

  In addition, substantially all of Cox's employees are eligible to participate in the Savings and Investment plan. Under the terms of the plan, Cox matches 50.0% of employee contributions up to a maximum of 6.0% of the employee's base salary. Cox's expense under the plan was $5.3 million, $4.6 million and $4.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

12. Stock Compensation Plans

  At December 31, 1998, Cox had two stock-based compensation plans: a Long-Term Incentive Plan ("LTIP") and an Employee Stock Purchase Plan ("ESPP"). Cox applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its plans and accordingly, since the grant price of stock compensation awards equals or exceeds the current market price at the grant date, no compensation cost was recognized in 1998, 1997 and 1996 for these plans. Had compensation cost for the LTIP and ESPP been determined based on the fair value at the grant dates for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," Cox's net income (loss) and basic and diluted net income (loss) per share would have been the pro forma amounts indicated below:

                                                   Year Ended December 31
                                                ------------------------------
                                                   1998      1997       1996
                                                ---------- ---------  --------
                                                (Thousands of Dollars, except
                                                       per share data)
As reported:
 Net income (loss)............................. $1,270,672 $(136,492) $(51,551)
 Basic net income (loss) per share.............       4.66     (0.50)    (0.19)
 Diluted net income (loss) per share...........       4.60     (0.50)    (0.19)

Pro forma:
 Net income (loss)............................. $1,265,037 $(146,465) $(55,807)
 Basic net income (loss) per share.............       4.64     (0.54)    (0.21)
 Diluted net income (loss) per share...........       4.58     (0.54)    (0.21)

  During 1995, Cox adopted an LTIP under which executive officers and selected key employees are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. Cox has reserved 6,000,000 shares of Class A Common Stock for issuance under the LTIP. The LTIP is to be administered by the Compensation Committee of the Cox Board of Directors or its designee.

  Options granted may be "Incentive Stock Options" or "Nonqualified Stock Options." The exercise prices of the options are determined by the Compensation Committee when the options are granted, subject to a minimum price of the fair market value of the Class A Common Stock on the date of grant. These options become exercisable over a period of three to five years from the date of grant and expire 10 years from the date of grant. An accelerated vesting schedule has been provided such that the options become fully vested if the market value of the shares exceeds the exercise price by 140.0% for ten consecutive trading days. During 1997 and 1998, the acceleration provisions were met based on the market value of the shares, effectively resulting in all outstanding options becoming fully vested.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998 and 1997: expected volatility of 30.0% and 28.0%, no payment of dividends, expected life of 6 and 4 years after vesting and risk-free interest rates of 5.7% and 6.3%, respectively.

                           COX COMMUNICATIONS, INC.

  A summary of the status of Cox's stock options granted under the LTIP as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                 1998                 1997                 1996
                          -------------------- -------------------- --------------------
                                     Weighted-            Weighted-            Weighted-
                                      Average              Average              Average
                                     Exercise             Exercise             Exercise
                           Shares      Price    Shares      Price    Shares      Price
                          ---------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................  2,312,410   $19.57   2,007,695   $18.34   1,506,253   $17.03
 Granted................    554,567    39.29     665,129    22.63     706,930    20.94
 Exercised..............   (592,953)   19.12    (239,865)   17.87     (59,210)   16.98
 Canceled...............    (14,946)   38.32    (120,549)   19.25    (146,278)   17.98
                          ---------            ---------            ---------   ------
Outstanding at end of
 year...................  2,259,078    24.40   2,312,410    19.57   2,007,695    18.34
                          =========            =========            =========   ======
Options exercisable at
 year-end...............  2,259,078            2,312,410               18,851
Weighted-average grant
 date fair value of
 options granted during
 the year...............     $16.12               $10.22                $9.17

  The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                                        Weighted-
                               Number                    Average                 Weighted-
         Range of            Outstanding                Remaining                 Average
         Exercise                And                   Contractual               Exercise
          Prices             Exercisable                  Life                     Price
       -------------         -----------               -----------               ---------
      $      16.98              676,667                 6.3 years                 $16.98
       20.44 - 21.13            522,320                    7.1                     20.93
          22.63                 536,749                    8.0                     22.63
      39.00 - 44.09             523,342                    9.0                     39.29
                              ---------
                              2,259,078                    7.5                     24.40
                              =========

  Options to purchase 397,231 shares of common stock at $67.19 per share were granted on January 1, 1999.

  In June 1995, Cox adopted an ESPP (the "1995 ESPP"), under which Cox was authorized, and did, issue purchase rights totaling 750,000 shares of Class A Common Stock to substantially all employees who had completed six months of service. As of August 31, 1997, the 1995 ESPP was completed and 557,209 shares were issued to employees.

  In January 1998, Cox began administering a second ESPP which had been adopted by Cox in April 1997 (the "1997 ESPP"), under which Cox was authorized to issue purchase rights totaling 1,250,000 shares of Class A Common Stock to substantially all employees who had completed six months of service. Purchase rights totaling 558,001 shares were issued under the 1997 ESPP. Under the terms of the 1997 ESPP, the purchase price was 85.0% of the market value on October 31, 1997 and employees were allowed to purchase the shares via payroll deductions through January 31, 2000, at which time the shares will be issued to the employees. During 1998, 7,002 shares were issued to employees due to cancellation of employees' participation in the 1997 ESPP or termination of employment. The fair value of the employees' purchase rights granted in 1998 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 30.0%, no payment of dividends, expected life of 2.25 years and risk-free interest rate of 5.7%. The weighted-average fair value of each purchase right granted in 1998 was $9.11.

                           COX COMMUNICATIONS, INC.

13. Shareholders' Equity

Preferred Stock

  During 1998, Cox authorized Series A Preferred Stock to be issued in accordance with Cox's certificate of incorporation. During October 1998, in conjunction with the acquisition of Prime South (see Note 4), Cox issued 2,418,186 shares of Series A Convertible Preferred Stock. The following summarizes the material terms of the Preferred Stock:

 . Dividends. Holders of Preferred Stock are entitled to dividends only when, and to the extent that, dividends are declared on the Preferred Stock by the Board of Directors of Cox.

 . Voting. Holders of Preferred Stock are entitled to one vote per share, and such holders vote together with the holders of Class A Common Stock on all matters upon which holders of Class A Common Stock are entitled to vote.

 . Conversion. Shares of the Preferred Stock are convertible into shares of Class A Common Stock at the option of the holders only after October 1, 2003, a change in control of Cox or notification of liquidation, which ever first occurs. Shares of the Preferred Stock are convertible into shares of Class A Common Stock pursuant to a formula based upon 20.0% of the fair value of the Las Vegas, Nevada cable television system and the average closing price of the Class A Common Stock over a specified ten-day period. Shares of the Preferred Stock will automatically convert into shares of Class A Common Stock if the Las Vegas, Nevada cable television system makes a distribution on its capital stock or upon the sale of all or substantially all of the assets of Cox pursuant to the formula as described before. Appreciation realized upon the conversion of the Series A Preferred Stock into Class A Common Stock is anticipated to be accounted for as contingent purchase price in accordance with APB Opinion No. 16, "Business Combinations."

Common Stock

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

Net Income (Loss) Per Common Share

  The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the year ended December 31, 1998:

                                               Year Ended December 31, 1998
                                          --------------------------------------
                                              Income        Shares     Per-share
                                           (Numerator)   (Denominator)  Amount
                                          -------------- ------------- ---------
Net income............................... $1,270,672,000
                                          --------------
Basic EPS................................  1,270,672,000  272,813,264    $4.66
                                                                         =====
Effect of Dilutive Securities:
 Options.................................            --     1,091,887
 ESPP....................................            --       384,487
 Preferred common stock equivalent.......            --     1,921,227
                                          --------------  -----------
Diluted EPS.............................. $1,270,672,000  276,210,865    $4.60
                                          ==============  ===========    =====

                           COX COMMUNICATIONS, INC.

  As Cox was in a net loss position for the years ended December 31, 1997 and 1996, all potentially dilutive securities were anti-dilutive and were not included in the diluted EPS calculation.

  As of December 31, 1998 and 1997, CEI owned approximately 73.3% and 75.0%, respectively, of the outstanding shares of Cox Common Stock and 81.6% and 82.9%, respectively, of the voting power of Cox.

14. Transactions with Affiliated Companies

  Cox borrows funds for working capital and other needs from CEI. In addition, certain management services are provided to Cox by CEI. Such services include legal, corporate secretarial, tax, cash management, internal audit, risk management, benefits administration and other support services. Cox was allocated expenses for the years ended December 31, 1998, 1997 and 1996 of approximately $3.0 million, $2.8 million and $2.5 million, respectively, related to these services. Cox pays rent and certain other occupancy costs to CEI for its home office facilities, which amounts approximated $5.2 million, $3.8 million and $3.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Allocated expenses are based on CEI's estimate of expenses related to the services provided to Cox in relation to those provided to other divisions of CEI. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox to CEI are subject to change.

  In August 1996, CEI transferred to the CCI Plan a prepaid pension cost of $1.8 million which represents the excess of the plan assets over the projected benefit obligation attributable to the Cox employees that had previously participated in the CEI Plan. This transfer resulted in a contribution to capital of $1.1 million, net of federal and state deferred tax liabilities of $0.7 million.

  In March 1997, the formation of Cox PCS and the subsequent transfer to Cox PCS of the personal communications services license for the Los Angeles-San Diego MTA and the related obligation to the FCC resulted in a capital contribution to Cox of $36.5 million from CEI.

  The amounts due to CEI are generally due on demand and represent the net of various transactions, including those described above. Outstanding amounts to/from CEI bear interest at fifty basis points above CEI's current commercial paper borrowings. This rate as of both December 31, 1998 and 1997 was 6.5%.

Included in amounts due to (from) CEI are the following transactions:

                                                          (Thousands of Dollars)
                                                          ----------------------
Intercompany due to CEI, December 31, 1996...............       $  57,147
 Cash transferred from CEI...............................          83,900
 Net operating expense allocations (reimbursements)......        (155,379)
 Contribution to capital.................................         (36,524)
                                                                ---------
Intercompany due from CEI, December 31, 1997.............         (50,856)
 Cash transferred from CEI...............................          52,862
 Net operating expense allocations (reimbursements)......         168,590
                                                                ---------
Intercompany due to CEI, December 31, 1998...............       $ 170,596
                                                                =========

  Cox pays fees to certain entities in which it has an ownership interest in exchange for cable television programming. Programming fees paid to such affiliates for the years ended December 31, 1998, 1997 and 1996 were approximately $34.1 million, $30.2 million and $24.5 million, respectively.

                           COX COMMUNICATIONS, INC.

15. Other Comprehensive Income

  The following represents the components of other comprehensive income and related tax effects for the years ended December 31, 1998, 1997 and 1996:

                                                             Tax
                                              Before-Tax  (Expense)   Net-of-Tax
                                                Amount    or Benefit    Amount
                                              ----------  ----------  ----------
                                                   (Thousands of Dollars)
For the year ended December 31, 1996:
Foreign currency translation adjustment:
  Unrealized gains arising during the
     period.................................  $   35,103  $ (10,883)  $   24,220
  Add: reclassification adjustment for net
     losses realized in net income..........       4,026     (1,409)       2,617
                                              ----------  ---------   ----------
  Net unrealized gain on translation
     adjustment.............................      39,129    (12,292)      26,837
                                              ----------  ---------   ----------
Unrealized holding losses on securities.....     (81,199)    32,414      (48,785)
                                              ----------  ---------   ----------
Other comprehensive loss, December 31, 1996.  $  (42,070) $  20,122   $  (21,948)
                                              ==========  =========   ==========
For the year ended December 31, 1997:
Foreign currency translation adjustment:
  Unrealized loss arising during the period.  $  (16,222) $   5,562   $  (10,660)
  Add: reclassification adjustment for gains
     realized in net income.................       1,059       (313)         746
                                              ----------  ---------   ----------
  Net unrealized loss on translation
     adjustment.............................     (15,163)     5,249       (9,914)
                                              ----------  ---------   ----------
Unrealized gains on securities:
  Unrealized holding gains arising during
     the period.............................     163,672    (75,991)      87,681
  Add: reclassification adjustment for net
     losses realized in net income..........     159,897    (54,696)     105,201
                                              ----------  ---------   ----------
  Net unrealized gains......................     323,569   (130,687)     192,882
                                              ----------  ---------   ----------
Other comprehensive income, December 31,
 1997.......................................  $  308,406  $(125,438)  $  182,968
                                              ==========  =========   ==========
For the year ended December 31, 1998:
Unrealized loss on translation adjustment...  $   (6,127) $   1,711   $   (4,416)
                                              ----------  ---------   ----------
Unrealized gains on securities:
  Unrealized holding gains arising during
     the period.............................   2,273,936   (872,392)   1,401,544
  Less: reclassification adjustment for
     gains realized in net income...........     (30,343)    11,682      (18,661)
                                              ----------  ---------   ----------
  Net unrealized gains......................   2,243,593   (860,710)   1,382,883
                                              ----------  ---------   ----------
Other comprehensive income, December 31,
 1998.......................................  $2,237,466  $(858,999)  $1,378,467
                                              ==========  =========   ==========

  Components of accumulated comprehensive income consisted of foreign currency translation adjustment of $18.1 million ($9.1 million, net of tax) and $20.8 million ($13.5 million, net of tax) at December 31, 1998 and 1997, respectively, and net unrealized gain on securities of $2,582.9 million ($1,585.2 million, net of tax) and $339.4 million ($202.3 million, net of tax) at December 31, 1998 and 1997, respectively.

                           COX COMMUNICATIONS, INC.

16. Supplemental Disclosure of Non-cash Investing and Financing Activities

                                                   Year Ended December 31
                                                -------------------------------
                                                   1998       1997       1996
                                                ----------  ---------  --------
                                                   (Thousands of Dollars)
Significant non-cash transactions:
  PrimeStar merger stock exchange.............. $   94,696  $     --   $    --
  Teleport stock issuance......................    150,386        --        --
  Teleport merger stock exchange...............  2,076,861        --        --
  Sprint PCS stock exchange....................    884,683        --        --
  Prime South acquisition:
   Cox preferred stock issued..................    107,065        --        --
   Cox common stock issued.....................    250,938        --        --
  Capital contributions by CEI.................        --      36,524     1,108
  Transfer of PCS license......................        --    (251,918)      --
  Capitalized lease obligations................     50,313     31,201    11,408
Additional cash flow information:
  Cash paid for interest....................... $  197,197  $ 206,861  $143,094
  Cash paid (refunded) for income taxes........   (163,467)  (151,047)  108,964

17. Commitments and Contingencies

  Cox leases land, office facilities, and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $7.6 million in 1998, $19.8 million in 1997 and $19.0 million in 1996. Future minimum lease payments as of December 31, 1998 for all noncancellable operating leases are as follows:

                                       (Thousands of Dollars)
                                       ----------------------
           1999.......................        $ 8,374
           2000.......................          7,282
           2001.......................          6,339
           2002.......................          5,113
           2003.......................          4,587
           Thereafter.................         22,259
                                              -------
            Total.....................        $53,954
                                              =======

  At December 31, 1998, Cox had outstanding purchase commitments totaling approximately $67.2 million for additions to plant and equipment and $149.6 million to rebuild certain existing cable television systems.

  Cox has guaranteed borrowings of certain affiliates totaling approximately $2.5 million at December 31, 1998. Cox has unused letters of credit outstanding totaling $99.9 million at December 31, 1998.

  On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust

                           COX COMMUNICATIONS, INC.

and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On February 13, 1998, the Court granted Cox's motion to stay the suit and referred it on grounds of Primary Jurisdiction to the Federal Communications Commission for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. The plaintiffs filed a Petition for Order to Show Cause against Cox on October 1, 1998. In addition, they sought to have the stay lifted by the court. On January 15, 1999, the court denied the plaintiff's motion to lift the stay. This matter is now in the briefing phase before the FCC. Cox intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

  Cox and certain subsidiaries are defendants in eight putative subscriber class action suits in state courts in Arizona, Oklahoma, Louisiana, Florida, Nebraska, Indiana, Texas and Nevada initiated between October 17, 1997 and December 17, 1998. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and, in two cases, the parties have reached settlement agreements, both of which have been approved by the court. The remaining actions are being defended vigorously. The outcome of these matters cannot be predicted at this time.

  Cox has been named along with Teleport and Teleport's officers and directors (including some who are officers of Cox), as defendants in three putative class action suits filed in the Chancery Court of New Castle County, Delaware. The suits challenge the AT&T/Teleport merger and seek injunctive relief and damages based on various theories alleging that the AT&T/Teleport merger's terms do not offer appropriate compensation or protection to Teleport's public shareholders. The actions are currently dormant, however, Cox intends to defend them vigorously.

  Cox is a party to various other legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending, including the putative class actions, will have a material adverse impact on Cox's consolidated financial position, consolidated results of operations or consolidated cash flows.

18. Subsequent Events

  In March 1999, Cox signed a definitive agreement to purchase from First Commonwealth Communications, Inc. cable television systems serving communities near Gloucester, New Kent, West Point and King and Queen County, Virginia. The cable television systems, serving more than 11,000 customers, are contiguous to Cox's Hampton Roads, Virginia cable operation. The transaction is expected to close during third quarter 1999, pending legal and regulatory review.

  Also in March 1999, Cox and MediaOne signed a definitive agreement to trade selected cable television systems in Massachusetts, Rhode Island and Connecticut representing a total of 105,000 customers. Under the terms of the agreement, Cox would trade its cable television systems in Massachusetts, serving approximately 54,000 customers for MediaOne properties in Enfield, Connecticut and Westerly, Rhode Island, serving 51,000 customers, and cash. The trade is expected to close during third quarter 1999.

  On March 18, 1999, Cox announced that its Board of Directors has approved a two-for-one stock split which could be effected promptly following Cox's May 13, 1999 Annual Meeting of Stockholders. The stock split requires a separate approval by shareholders to amend Cox's Articles of Incorporation to increase the authorized Series A Preferred Stock from 5,000,000 to 10,000,000 shares, Class A Common Stock from 316,000,000 to

                           COX COMMUNICATIONS, INC.

632,000,000 shares, and the Class C Common Stock from 13,798,896 to 27,597,792 shares. Because certain holders of more than a majority of Cox's common stock have advised Cox of their intention to vote in favor of the proposed stock split, approval of the proposal is reasonably assured. If approval is received, the stock split will be payable to share owners of record on the effective day, which will promptly follow shareholder approval. Because approval is pending until May 13, 1999, financial information contained elsewhere in this annual report has not been adjusted to reflect the impact of the proposed stock split.

  Earnings per common share amounts, after giving retroactive effect to the two-for-one stock split, are presented below for all of the per share amounts disclosed in the financial statements and the notes to the financial statements:

                                                Year Ended December 31
                                          ------------------------------------
                                             1998        1997         1996
                                          ----------- -----------  -----------
Shares outstanding
  Series A Preferred Stock...............   4,836,372         --           --
  Class A Common Stock................... 527,111,512 514,552,828  512,927,302
  Class C Common Stock...................  27,597,792  27,597,792   27,597,792
Per share data
  Basic net income (loss) per share......       $2.33      $(0.25)      $(0.10)
  Diluted net income (loss) per share....        2.30       (0.25)       (0.10)
  Basic weighted-average shares
   outstanding........................... 545,626,528 541,001,582  540,481,514
  Diluted weighted-average shares
   outstanding........................... 552,421,730 541,001,582  540,481,514

                                                    Quarters Ended 1998
                                                ------------------------------
                                                First   Second  Third   Fourth
                                                ------  ------  ------  ------
Per share data
  Basic net income (loss) per share............ $(0.19) $(0.03)  $1.97   $0.58
  Diluted net income (loss) per share..........  (0.19)  (0.03)   1.95    0.57
                                                    Quarters Ended 1997
                                                ------------------------------
                                                First   Second  Third   Fourth
                                                ------  ------  ------  ------
Per share data
  Basic net income (loss) per share............ $(0.07) $ 0.12  $(0.15) $(0.15)
  Diluted net income (loss) per share..........  (0.07)   0.12   (0.15)  (0.15)

19. Unaudited Quarterly Financial Information

  The following table sets forth selected historical quarterly financial information for Cox. This information is derived from unaudited quarterly financial statements of Cox and includes, in the opinion of management, only normal and recurring adjustments that management considers necessary for a fair presentation of the results for such periods.

                            COX COMMUNICATIONS, INC.

                                                             1998
                                               ----------------------------------
                                                 1st      2nd      3rd      4th
                                               Quarter  Quarter  Quarter  Quarter
                                               -------  -------  -------- -------
                                               (Millions of Dollars, except per
                                                share data)
Complete basic................................ $ 284.4  $291.0   $  302.8 $341.0
Premium service ..............................    45.6    46.5       47.9   52.5
Pay-per-view..................................    10.4     8.0       10.0   16.1
Advertising...................................    25.0    33.4       32.4   45.9
Data..........................................     2.8     4.0        5.1    8.2
Telephony.....................................     5.0     6.6        8.7   11.5
Satellite.....................................    33.5     --         --     --
Other.........................................     9.1     8.8        9.1   11.5
                                               -------  ------   -------- ------
 Total revenues...............................   415.8   398.3      416.0  486.7
Programming costs.............................    95.0    95.7       99.9  116.2
Plant operations..............................    32.8    30.8       35.2   34.0
Marketing.....................................    22.1    25.0       25.9   26.5
General and administrative....................    87.4    94.8       96.1  110.9
Satellite operating and administrative........    29.4     --         --     --
Depreciation..................................    87.0    80.4       88.8  117.3
Amortization..................................    18.6    17.8       19.8   28.0
                                               -------  ------   -------- ------
Operating income.............................. $  43.5  $ 53.8   $   50.3 $ 53.8
                                               =======  ======   ======== ======
Net income (loss)............................. $(102.0) $(12.2)  $1,067.0 $317.9
                                               =======  ======   ======== ======
Basic net income (loss) per share............. $ (0.38) $(0.05)  $   3.93 $ 1.15
                                               =======  ======   ======== ======
Diluted net income (loss) per share...........   (0.38)  (0.05)      3.90   1.13
                                               =======  ======   ======== ======

                            COX COMMUNICATIONS, INC.

                                                  1997
                             ----------------------------------------------------
                                 1st           2nd          3rd           4th
                               Quarter       Quarter      Quarter       Quarter
                             -----------   -----------  -----------   -----------
                              (Millions of Dollars, except per share data)
Complete basic..............      $267.9   $     270.4  $     272.0   $     281.5
Premium service.............        45.7          47.3         46.7          46.9
Pay-per-view................        10.9          15.7          9.5          11.2
Advertising.................        21.3          25.8         25.5          30.7
Data........................         0.1           0.3          0.9           2.0
Telephony...................         2.6           3.2          3.4           3.9
Satellite...................        25.9          29.9         32.3          32.5
Other.......................         8.7           8.5         17.9           9.3
                             -----------   -----------  -----------   -----------
 Total revenues.............       383.1         401.1        408.2         418.0
Programming costs...........        88.6          92.2         89.1          88.0
Plant operations............        38.1          38.2         33.2          28.1
Marketing...................        17.8          17.9         23.7          18.2
General and administrative..        74.7          77.2         82.8          83.5
Satellite operating and
 administrative.............        24.3          28.3         27.1          29.5
Depreciation................        72.9          85.3         81.4          90.4
Amortization................        17.0          19.0         21.6          17.0
                             -----------   -----------  -----------   -----------
Operating income............ $      49.7   $      43.0  $      49.3   $      63.3
                             ===========   ===========  ===========   ===========
Net income (loss)........... $     (37.8)  $      61.2  $     (82.0)  $     (77.9)
                             ===========   ===========  ===========   ===========
Basic net income (loss) per
 share...................... $     (0.14)  $      0.23  $     (0.30)  $     (0.29)
                             ===========   ===========  ===========   ===========
Diluted net income (loss)
 per share..................       (0.14)         0.23        (0.30)        (0.29)
                             ===========   ===========  ===========   ===========

The Board of Directors and Shareholders
Cox Communications, Inc.

  We have audited the accompanying consolidated balance sheets of Cox Communications, Inc. (Cox) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Cox's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Communications, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 10, 1999
(March 18, 1999 as to Note 18)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents incorporated by reference or filed with this Report

    (1) The financial statements required by Item 8 with respect to Cox Communications PCS, L.P. are incorporated by reference herein (see Exhibit 99.1).

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

   2.4   -- Agreement and Plan of Merger, dated as of February 6, 1998, between
           PrimeStar, Inc. and Cox Satellite, Inc. (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Cox
           Communications, Inc., filed with the Commission on March 19, 1999.)

   2.5   -- Agreement and Plan of Merger, dated May 4, 1998, among Cox, Cox
           Communications Las Vegas, Prime South Diversified, Inc. and certain other persons (Incorporated by reference to Exhibit 2.1 to Cox's
           Form 8-K filed with the Commission on May 28, 1998.)

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

   3.4 -- Certificate of Designations of Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Cox Communications, Inc.
           (Incorporated by reference to Exhibit 3.1 to Cox's Form 8-K/A filed with the Commission on October 15, 1998.)

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

 Exhibit
 Number  Description
 ------- -----------
  10.3   -- Parents Agreement, dated as of January 31, 1996 between Cox
           Communications, Inc and Sprint Corporation. (Incorporated by
           reference to Exhibit 10.3 to Cox's Current Report on Form 8-K filed with the Commission on February 9, 1996.)

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


 Exhibit
 Number  Description
 ------- -----------
  10.19  -- Asset Exchange Agreement, dated December 31, 1996, by and among
           Heritage Cablevision of Southeast Massachusetts, Inc., Heritage
           Cablevue, Inc., TCI Cablevision of St. Bernard, Inc., TCI of Council
           Bluffs, Inc., TCI of Virginia, Inc., UA-Columbia Cablevision of
           Massachusetts, Inc., United Cable Television of Sarpy County, Inc.,
           United Cable Television of Scottsdale, Inc., and TCI American Cable
           Holdings, L.P., and CoxCom, Inc. (Incorporated by reference to
           Exhibit 10.17 on Form 10-K of Cox Communications, Inc., filed with the Commission on March 28, 1997).

  10.20  -- Subscription Agreement, dated March 21, 1997, between Cox
           Communications, Inc. and Flextech plc. (Incorporated by reference to Exhibit 10.17 on Form 10-K of Cox Communications, Inc., filed with the Commission on March 28, 1997).

  10.24 -- Merger and Contribution Agreement, dates as of February 6, 1998, among TCI Satellite Entertainment, Inc., PrimeStar Inc., Time Warner
           Entertainment Company L.P., Advance/Newhouse Partnership, Comcast
           Corporation, Cox Communications, Inc., MediaOne of Delaware, Inc.,
           GE American Communications, Inc. (Incorporated by reference to
           Exhibit 10.24 to the Annual Report on Form 10-K of Cox
           Communications, Inc., filed with the Commission on March 19, 1998.)

  13     -- Portions of the 1998 Annual Report to Stockholders (expressly incorporated by reference in Part II, Item 5 of this Report).

  21     -- Subsidiaries of Cox Communications, Inc.

  23.1   -- Consent of Deloitte & Touche LLP, Atlanta, Georgia

  23.2   -- Consent of Deloitte & Touche LLP, Kansas City, Missouri

  24     -- Power of Attorney (included on page 76)

  27     -- Financial Data Schedule

  99.1 -- Cox Communications PCS, L.P. and Subsidiaries financial statements for the three years ended December 31, 1998.

--------

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

Date: March 25, 1999

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

              Signature                           Title                 Date

       /s/ James C. Kennedy            Chairman of the Board of     March 25,
-------------------------------------  Directors                    1998
          James C. Kennedy

       /s/ James O. Robbins            President and Chief          March 25,
-------------------------------------  Executive Officer; Director  1998
          James O. Robbins

        /s/ Jimmy W. Hayes             Senior Vice President,       March 25,
-------------------------------------  Finance and Administration   1998
           Jimmy W. Hayes              Chief Financial Officer
                                       (principal financial
                                       officer)

         /s/ John M. Dyer              Vice President, Accounting   March 25,
-------------------------------------  and Financial Planning       1998
            John M. Dyer               (principal accounting
                                       officer)

     /s/ Janet Morrison Clarke         Director                     March 25,
-------------------------------------                               1998
        Janet Morrison Clarke

        /s/ John R. Dillon             Director                     March 25,
-------------------------------------                               1998
           John R. Dillon

       /s/ David E. Easterly           Director                     March 25,
-------------------------------------                               1998
          David E. Easterly

       /s/ Robert F. Erburu            Director                     March 25,
-------------------------------------                               1998
          Robert F. Erburu

        /s/ Andrew J. Young            Director                     March 25,
-------------------------------------                               1998
           Andrew J. Young