Form 10-Q
period 1999-03-31
COX COMMUNICATIONS INC /DE/
filed 1999-05-11
CIK 25305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-13576
                                     [LOGO]
                            COX COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    58-2112281
(STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

1400 LAKE HEARN DRIVE, ATLANTA, GEORGIA                  30319
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

         There were 263,729,688 shares of Cox Class A Common Stock outstanding as of May 3, 1999.

         There were 13,798,896 shares of Cox Class C Common Stock outstanding as of May 3, 1999.

                            COX COMMUNICATIONS, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                                           PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS.....................................................    2

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS..........................................................   11

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................   17


                                             PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................   17

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................   19

SIGNATURES..............................................................................................   20

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           COX COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31       DECEMBER 31
                                                                            1999             1998
                                                                        -----------      -----------
                                                                               (UNAUDITED)
                                                                          (THOUSANDS OF DOLLARS)

ASSETS
Cash .............................................................      $    90,429      $    30,604
Accounts and notes receivable, less allowance for doubtful
  accounts of $8,077 and $7,872 ..................................          174,142          166,052
Net plant and equipment ..........................................        2,782,407        2,652,212
Investments ......................................................        7,659,277        5,981,057
Intangible assets ................................................        3,944,157        3,959,906
Other assets .....................................................           76,577           88,273
                                                                        -----------      -----------

     Total assets ................................................      $14,726,989      $12,878,104
                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses ............................      $   287,516      $   296,950
Deferred income ..................................................           46,330           39,147
Deferred income taxes ............................................        3,668,345        2,886,636
Other liabilities ................................................          372,367          188,050
Debt .............................................................        3,383,116        3,920,159
Amounts due to Cox Enterprises, Inc. ("CEI") .....................          112,685          170,596
                                                                        -----------      -----------
     Total liabilities ...........................................        7,870,359        7,501,538
                                                                        -----------      -----------

Commitments and Contingencies (Note 8)

Shareholders' equity
  Series A Preferred Stock - liquidation preference of $44.275 per share, $1 par value; 5,000,000 shares authorized; shares
     issued and outstanding: 2,418,186 ...........................            2,418            2,418
  Class A Common Stock, $1 par value; 316,000,000 shares
     authorized; shares issued and outstanding: 263,726,960
     and 263,555,756 .............................................          263,727          263,556
  Class C Common Stock, $1 par value; 14,000,000 shares
     authorized; shares issued and outstanding: 13,798,896 .......           13,799           13,799
  Additional paid-in capital .....................................        2,159,758        2,152,250
  Retained earnings ..............................................        1,601,456        1,350,277
  Accumulated other comprehensive income .........................        2,815,472        1,594,266
                                                                        -----------      -----------
     Total shareholders' equity ..................................        6,856,630        5,376,566
                                                                        -----------      -----------

     Total liabilities and shareholders' equity ..................      $14,726,989      $12,878,104
                                                                        ===========      ===========


                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS
                                                              ENDED MARCH 31
                                                   ----------------------------------
                                                        1999                1998
                                                   -------------       -------------
                                                              (UNAUDITED)
                                                        (THOUSANDS OF DOLLARS,
                                                        EXCEPT PER SHARE DATA)

REVENUES
   Complete Basic ...........................      $     351,315       $     284,368
   Premium service ..........................             52,072              45,647
   Pay-per-view .............................             24,392              10,360
   Advertising ..............................             36,400              24,962
   Data .....................................              9,809               2,775
   Telephony ................................             16,220               4,972
   Satellite ................................                 --              33,492
   Other ....................................              8,338               9,216
                                                   -------------       -------------
     Total revenues .........................            498,546             415,792
COSTS AND EXPENSES
   Programming costs ........................            128,761              94,972
   Plant operations .........................             39,133              32,751
   Marketing ................................             26,630              22,110
   General and administrative ...............            115,492              87,411
   Satellite operating and administrative ...                 --              29,403
   Depreciation .............................             96,646              87,040
   Amortization .............................             26,654              18,557
                                                   -------------       -------------
OPERATING INCOME ............................             65,230              43,548
Interest expense ............................            (53,964)            (53,124)
Equity in net losses of affiliated companies             (46,453)           (141,778)
Gain on investments, net ....................            419,452                  --
Dividend income .............................             11,073                  --
Other, net ..................................               (102)              1,283
                                                   -------------       -------------
INCOME (LOSS) BEFORE INCOME TAXES ...........            395,236            (150,071)
Income tax expense (benefit) ................            144,057             (48,152)
                                                   -------------       -------------

NET INCOME (LOSS) ...........................      $     251,179       $    (101,919)
                                                   =============       =============


PER SHARE DATA
  Basic net income (loss) per share .........      $        0.91       $       (0.38)
  Diluted net income (loss) per share .......               0.89               (0.38)
  Basic weighted-average shares outstanding .        277,448,177         271,189,960
  Diluted weighted-average shares outstanding        281,418,976         271,189,960



                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                             ACCUMULATED
                                 SERIES A                             ADDITIONAL                OTHER
                                 PREFERRED      COMMON STOCK           PAID-IN     RETAINED  COMPREHENSIVE             COMPREHENSIVE
                                   STOCK      CLASS A    CLASS C       CAPITAL     EARNINGS     INCOME        TOTAL       INCOME
                                 ---------    -------    -------      ----------   --------  -------------    -----    -------------
                                                                         (UNAUDITED)
                                                                    (THOUSANDS OF DOLLARS)

BALANCE AT DECEMBER 31,
  1998 ........................  $  2,418   $ 263,556  $ 13,799   $ 2,152,250    $1,350,277   $1,594,266    $5,376,566

  Net income ..................                                                     251,179                    251,179  $  251,179
                                                                                                                        ----------
  Issuance of stock related
     to stock compensation
     plans ....................                   171                   7,508                                    7,679
  Foreign currency
    translation adjustment ....                                                                                            (10,198)
  Change in net unrealized
    gain on securities, net
    of reclassification
    adjustment.................                                                                                          1,231,404
                                                                                                                        ----------
  Other comprehensive income ..                                                                1,221,206     1,221,206   1,221,206
                                                                                                                        ----------
  Comprehensive income ........                                                                                         $1,472,385
                                 --------   ---------  --------   -----------    ----------   ----------    ----------  ==========
BALANCE AT MARCH 31, 1999 .....  $  2,418   $ 263,727  $ 13,799   $ 2,159,758    $1,601,456   $2,815,472    $6,856,630
                                 ========   =========  ========   ===========    ==========   ==========    ==========

                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31
                                                                       ------------------------
                                                                           1999         1998
                                                                       ---------     ---------
                                                                              (UNAUDITED)
                                                                         (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ................................................     $ 251,179     $ (101,919)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions:
  Depreciation ...................................................        96,646         87,040
  Amortization ...................................................        26,654         18,557
  Equity in net losses of affiliated companies ...................        46,453        141,778
  Deferred income taxes ..........................................        25,939         14,127
  Gain on investments, net .......................................      (419,452)            --
Increase (decrease) in accounts payable and accrued expenses .....       (16,741)        36,051
Increase (decrease) in other current liabilities .................        21,898         (8,144)
Increase in taxes payable ........................................       107,125          1,204
Other, net .......................................................        36,200          2,772
                                                                       ---------     ----------
       Net cash provided by operating activities .................       175,901        191,466
                                                                       ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .............................................      (224,752)      (156,827)
Investments in affiliated companies ..............................        (6,225)       (12,782)
Proceeds from sale of investments ................................       742,611             --
Restricted cash invested .........................................            --          6,400
Decrease in amounts due from CEI, net ............................            --         36,814
Other, net .......................................................         3,225          1,467
                                                                       ---------     ----------
       Net cash provided by (used in) investing activities .......       514,859       (124,928)
                                                                       =========     ==========

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit repayments, net .................................      (349,998)      (799,999)
Commercial paper (repayments) borrowings, net.....................      (205,948)       532,929
Proceeds from issuance of debt ...................................            --        199,337
Repayment of debt ................................................        (7,913)        (2,031)
Proceeds from exercise of stock options ..........................         5,262          3,858
Decrease in amounts due to CEI, net ..............................       (57,911)            --
Increase (decrease) in book overdrafts ...........................       (14,427)         1,563
                                                                       ---------     ----------

       Net cash used in financing activities .....................      (630,935)       (64,343)
                                                                       ---------     ----------

Net increase in cash .............................................        59,825          2,195
Cash at beginning of period ......................................        30,604         28,259
                                                                       ---------     ----------
Cash at end of period ............................................     $  90,429     $   30,454
                                                                       =========     ==========


                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31
                                                                                ----------------------
                                                                                  1999          1998
                                                                                -------       --------
                                                                                     (UNAUDITED)
                                                                                (THOUSANDS OF DOLLARS)

ADDITIONAL CASH FLOW INFORMATION
     Interest paid                                                              $48,089       $ 25,485
     Income taxes paid (refunded)                                                10,994        (63,483)


                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

1.       BASIS OF PRESENTATION AND OTHER INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox Communications, Inc.'s ("Cox") Annual Report on Form 10-K for the year ended December 31, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999 or any interim period.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

         Derivative Financial Instruments

         Cox uses derivative financial instruments, costless collar agreements, to manage its exposure to fluctuations in the price of Cox's investment in certain publicly traded stock. Such instruments are included in the financial statements at fair market value, with unrealized gains and losses resulting from changes in fair value between measurement dates recorded as a component of accumulated other comprehensive income.

         Recently Issued Accounting Pronouncements

         In 1998, SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management is in the process of assessing the impact of SFAS No. 133 on the consolidated financial statements.

         Reclassifications

         Certain amounts in the 1998 quarterly financial statements have been reclassified for comparative purposes.

3.       ACQUISITIONS AND EXCHANGES OF BUSINESSES

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

         Also in March 1999, Cox and MediaOne signed a definitive agreement to trade selected cable television systems in Massachusetts, Rhode Island and Connecticut representing a total of 105,000 customers. Under the terms of the agreement, Cox would trade its cable television systems in Massachusetts, serving approximately 54,000 customers for MediaOne properties in Enfield, Connecticut and Westerly, Rhode Island, serving 51,000 customers, and cash. The trade is expected to close during third quarter 1999, pending legal and regulatory review.

         In April 1999, Cox signed a definitive agreement to purchase from Media General, Inc., cable television systems serving more than 260,000 customers in Fairfax County and Fredericksburg, Virginia. The transaction, expected to close later this year pending legal and regulatory review, is valued at approximately $1.4 billion.

4.       INVESTMENTS

                                                                 MARCH 31       DECEMBER 31
                                                                   1999            1998
                                                                ----------      -----------
                                                                   (THOUSANDS OF DOLLARS)

         Equity method investments .......................      $   49,870      $   90,700
         Fair value method investments ...................       7,605,552       5,886,502
         Cost method investments .........................           3,855           3,855
                                                                ----------      ----------

         Total investments ...............................      $7,659,277      $5,981,057
                                                                ==========      ==========

         Cox has classified its fair value method investments in publicly traded companies as available-for-sale securities under SFAS No. 115, which have an aggregate cost at March 31, 1999 and December 31, 1998 of $2,986.4 million and $3,281.2 million, respectively.

         In December 1998, Cox entered into four costless collar agreements to hedge its position in 10.0 million shares of AT&T common stock. The agreements contain a notional amount of $78.00 per share and mature at various dates through January 2003. Cox has recorded the costless collar agreements at their estimated fair market value, with unrealized losses resulting from changes in fair value between measurement dates of $36.3 and $4.3 million at March 31, 1999 and December 31, 1998, respectively, recorded as a component of accumulated other comprehensive income.

         During January 1999, Cox sold its entire equity interest in Telewest Communications plc and received $727.9 million in cash proceeds which resulted in a pre-tax gain of $433.1 million.

         Cox owns a 9.43% interest in PrimeStar, Inc., a provider of direct broadcast satellite services, as of March 31, 1999. In January 1999 PrimeStar, Inc. announced the sale of its direct broadcast satellite service to Hughes Electronics Corporation (a division of General Motors Corporation and the parent company of DirecTV, a direct broadcast satellite service) for $1.8 billion in cash and stock. PrimeStar, Inc. will use the $1.8 billion proceeds to extinguish outstanding obligations and wind-down its remaining operations. In April 1999, Hughes Electronics Corporation completed the acquisition of PrimeStar, Inc.'s medium-power direct broadcast satellite service. The sale of PrimeStar, Inc.'s remaining satellites and frequencies to Hughes Electronics Corporation is pending the receipt of regulatory and other approvals.

         In April 1999, Cox exercised its right under the Cox Communication PCS, L.P. partnership agreement to transfer its remaining 32% interest in Cox PCS to Sprint in return for approximately 19 million shares of Sprint PCS common stock. This transaction is expected to be completed during the second quarter 1999.

5.       DEBT

                                                        MARCH 31       DECEMBER 31
                                                           1999            1998
                                                       ----------      -----------
                                                      (THOUSANDS OF DOLLARS)

Revolving credit facilities .....................      $       --      $  349,998
Commercial paper ................................         837,625       1,026,164
Medium-term notes ...............................         463,427         463,363
Reset put securities ............................         248,163         248,150
Floating rate reset notes .......................         147,486         147,425
Notes and debentures ............................       1,615,704       1,615,161
Capitalized lease obligations ...................          70,711          69,898
                                                       ----------      ----------

Total debt ......................................      $3,383,116      $3,920,159
                                                       ==========      ==========

         In April 1999, Cox filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidences of indebtedness, shares of preferred stock and shares of Class A common stock for a maximum aggregate amount of $2.0 billion.


6.       SHAREHOLDERS' EQUITY

         The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the three months ended March 31, 1999:

                                                         THREE MONTHS ENDED MARCH 31, 1999
                                                  -----------------------------------------------
                                                    INCOME              SHARES         PER-SHARE
                                                  (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                  -----------       -------------      ---------

Net income .................................      $251,179,000
                                                  ------------
Basic EPS ..................................       251,179,000      277,448,177       $       0.91
                                                                                      ============
Effect of Dilutive Securities:
   Options .................................                --        1,446,561
   ESPP ....................................                --          463,141
   Preferred common stock equivalent .......                --        2,061,097
                                                  ------------      -----------

Diluted EPS ................................      $251,179,000      281,418,976       $       0.89
                                                  ============      ===========       ============

         As Cox was in a net loss position for the three months ended March 31, 1998, all potentially dilutive securities were anti-dilutive and were not included in the diluted earnings per share calculations.

         On March 18, 1999, Cox announced that its Board of Directors had approved a two-for-one stock split. The stock split requires a separate approval by shareholders to amend Cox's articles of incorporation to increase the authorized Series A Preferred Stock from 5,000,000 to 10,000,000 shares, Class A Common Stock from 316,000,000 to 650,000,000 shares, and the Class C Common Stock from 14,000,000 to 60,000,000 shares. If approval is received, the stock split will be effective for share owners of record on May 14, 1999. Because shareholder approval is pending until May 13, 1999, financial information contained in this quarterly report has not been adjusted to reflect the impact of the proposed stock split.

         Earnings per common share amounts, after giving retroactive effect to the two-for-one stock split, are presented below for all of the per share amounts disclosed in the financial statements and the notes to the financial statements:

                                               THREE MONTHS ENDED MARCH 31
                                             ------------------------------
                                                  1999              1998
                                             ------------      ------------
SHARES OUTSTANDING
    Series A Preferred Stock ...........        4,836,372                --
    Class A Common Stock ...............      527,453,920       514,958,458
    Class C Common Stock ...............       27,597,792        27,597,792
PER SHARE DATA
    Basic net income (loss) per share ..     $       0.45      $      (0.19)
    Diluted net income (loss) per share              0.45             (0.19)
    Basic weighted-average shares
      outstanding ......................      554,896,354       542,379,920

    Diluted weighted-average shares
      outstanding ......................      562,837,952       542,379,920



7.       TRANSACTIONS WITH AFFILIATED COMPANIES

         Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and CEI occurring periodically with interest at market rates (5.6% at March 31, 1999).

         Included in the amounts due to CEI are the following transactions:

                                        (THOUSANDS OF
                                           DOLLARS)
                                        --------------
Balance, December 31, 1998 .........      $ 170,596
Cash transferred from CEI ..........         80,641
Net operating expense reimbursements       (138,552)
                                          ---------

Balance, March 31, 1999 ............      $ 112,685
                                          =========

8.       COMMITMENTS AND CONTINGENCIES

         Cox has unused letters of credit outstanding totaling $99.9 million at March 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended March 31, 1999 and 1998.

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

         Also in March 1999, Cox and MediaOne signed a definitive agreement to trade selected cable television systems in Massachusetts, Rhode Island and Connecticut representing a total of 105,000 customers. Under the terms of the agreement, Cox would trade its cable television systems in Massachusetts, serving approximately 54,000 customers for MediaOne properties in Enfield, Connecticut and Westerly, Rhode Island, serving 51,000 customers, and cash. The trade is expected to close during third quarter 1999, pending legal and regulatory review.

         In April 1999, Cox signed a definitive agreement to purchase from Media General, Inc., cable television systems serving more than 260,000 customers in Fairfax County and Fredericksburg, Virginia.

The transaction, expected to close late this year pending legal and regulatory review, is valued at approximately $1.4 billion.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

         The results of operations discussed below include the June 1998 acquisition of the Tucson and Sierra Vista, Arizona cable television system and the October 1998 acquisition of the Las Vegas, Nevada cable television system ("the 1998 acquisitions").

         Total revenues for the three months ended March 31, 1999 were $498.5 million, a 20% increase over revenues of $415.8 million for the three months ended March 31, 1998. Basic customers were 3,783,367, a 2.8% increase over customers at March 31, 1998 after adjusting for the 1998 acquisitions.

         Complete basic revenues for the first quarter of 1999 increased 24% over 1998 to $351.3 million due to basic and digital customer growth at existing cable television systems, the 1998 acquisitions and rate increases implemented primarily during the fourth quarter of 1998. As of March 31, 1999, Cox Digital TV had launched in eight markets and had 99,596 customers. The rate increases are the result of channel additions, increased programming costs and the pass-through of inflation adjustments.

         Premium service revenues for the first quarter of 1999 increased 14% over 1998 to $52.1 million due to the 1998 acquisitions. Pay-per-view revenues were $24.4 million, up from $10.4 million from the same period in 1998 due to the 1998 acquisitions and the Holyfield/Lewis, Tyson/Botha and De La Hoya/Quartey national boxing events during the first quarter 1999. Advertising revenues increased 46% to $36.4 million due to the 1998 acquisitions and growth in local and national advertising sales during 1999.

         Data revenues for the first quarter of 1999 increased to $9.8 million from $2.8 million primarily as a result of Cox's residential data service, Cox@Home. As of March 31, 1999, Cox@Home had launched in nine markets with 88,890 customers. Telephony revenues for the first quarter of 1999 increased to $16.2 million from $5.0 million due to growth in both residential and commercial telephony. As of March 31, 1999, Cox's residential telephone offering had launched in six markets with 41,894 customers.

         Programming costs were $128.8 million for the first quarter of 1999, an increase of 36% over the same period in 1998 due to basic and digital customer growth at existing cable television systems, the 1998 acquisitions, programming rate increases implemented in January 1999, and the channel additions and pay-per-view events discussed above. Plant operations expenses increased 19% to $39.1 million due to the 1998 acquisitions and increased maintenance and costs related to new services. Marketing costs increased 20% to $26.6 million for the current quarter due to the 1998 acquisitions and costs associated with the rollout of digital video, high-speed data and telephony services. General and administrative expenses for the first quarter of 1999 increased 32% to $115.5 million due to the 1998 acquisitions and costs associated with digital video, high-speed data and telephony services in newly launched markets.

         Operating cash flow (operating income before depreciation and amortization), a non-GAAP measure of performance, is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas of liquidity, operating performance and leverage. Operating cash flow increased 26% to $188.5 million for the first quarter of 1999. The operating cash flow margin (operating cash flow as a percentage of revenues) for the current quarter was 37.8%, an increase from 35.9% for the first quarter of 1998.

         Depreciation was $96.6 million for the first quarter of 1999 compared to $87.0 million during the same period in 1998 due to the 1998 acquisitions and the continued upgrade and rebuild of the broadband network. Amortization was $26.7 million for the first quarter of 1999 compared to $18.6 million during 1998 due to the 1998 acquisitions. Operating income for the first quarter of 1999 was $65.2 million, an increase of 50% compared to the same period in 1998.

         Interest expense increased to $54.0 million for the first quarter 1999 compared to $53.1 million for the same period in 1998 primarily due to an increase in the total debt outstanding and offset by more favorable average interest rates during 1999. Equity in net losses of affiliated companies was $46.5 million primarily due to losses associated with Cox PCS. Net gain on investments of $419.5 million was primarily due to the gain of $433.1 million as a result of the sale of Telewest Communications plc.

         Net income for the current quarter was $251.2 million as compared to net loss of $101.9 million for the first quarter of 1998.

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

         During the three months ended March 31, 1999, Cox made capital expenditures of $224.8 million. These expenditures were primarily directed at upgrading and rebuilding its broadband network for the delivery of high-speed data and telephony. Capital expenditures for 1999 are expected to range between $925.0 million and $975.0 million.

         Investments in affiliated companies during the three months ended March 31, 1999 consisted primarily of debt and equity funding to GEMS Television and NextLink Nevada. Funding requirements for the remainder of 1999 for investments in affiliated companies are expected to be approximately $11.5 million.

         During the three months ended March 31, 1999, net repayments of $350.0 million and $205.9 million were made for the revolving credit borrowings and commercial paper borrowings, respectively.

SOURCES OF CASH

         Cox generated $175.9 million from operating activities during the three months ended March 31, 1999. Proceeds from the from the sale of investments of $742.6 million relate primarily to the sale of Telewest.

         Cox Enterprises, Inc. ("CEI") continues to perform day-to-day cash management services for Cox with settlements of balances between Cox and CEI occurring periodically bearing interest at fifty basis points above CEI's current commercial paper borrowings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In 1998, SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management is in the process of assessing the impact of SFAS No. 133 on the consolidated financial statements.

OTHER MATTERS

YEAR 2000 READINESS DISCLOSURE

General

         The Year 2000 issue is the potential impact of computer programs and embedded computer microprocessors being unable to properly process dates or date-sensitive calculations beyond December 31, 1999. Computer systems that process dates or date-sensitive calculations may recognize only the last two digits to identify the year in a date, or identify digits as an instruction. Accordingly, the year "00" may be recognized as the year 1900 rather than the year 2000, which may result in miscalculations or system failures. A computer system is deemed to be year 2000 compliant when it continues to produce understandable, accurate and predictable results, which conform to the original functional specifications, regardless of the millennium change. Cox recognizes the importance of this issue and is actively managing an appropriate transition into the year 2000.

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

         The project team has developed a plan to assess, remediate, and test its information technology and non-information technology systems sufficiently in advance of the year 2000 to reduce the risk of an interruption in critical services as a result of the millennium date change. The Year 2000 initiative addresses the following systems:

-        Applications: custom and packaged software applications;
- Infrastructure: local- and wide-area networks, hardware, processors and operating systems;
-        Plant: the Cox plant, distribution network and programming components;
         and
-        Vendors: business-critical third party vendors.

         The general phases of the Year 2000 initiative common to all systems are as follows:

- Phase 1: inventory of all business processes to document the Year 2000 status for each product and service;
-        Phase 2: assign priorities to identified items;
- Phase 3: assess the Year 2000 compliance of items determined to be material to Cox;
- Phase 4: repair or replace material items that are determined not to be Year 2000 compliant;
-        Phase 5: test material items;
- Phase 6: integration testing of multiple information technology and non-information technology assets, both custom and vendor-provided, to determine correct manipulation of dates and date-related data; and
- Phase 7: design and implement contingency and business continuation plans for each organization and Cox location, where appropriate.

                    STATUS OF INITIATIVE AS OF MARCH 31, 1999

--------------------------------------------------------------------------------------------------
                APPLICATIONS        INFRASTRUCTURE           PLANT                 VENDORS
--------------------------------------------------------------------------------------------------
Phase 1-4      Substantially        Substantially         Substantially         Substantially
               complete             complete              complete              complete
--------------------------------------------------------------------------------------------------
Phase 5        In progress          In progress           In progress           In progress
--------------------------------------------------------------------------------------------------
Phase 6        In progress          In progress           Development of        In progress
                                                          procedures in
                                                          progress, expect to
                                                          implement in
                                                          mid-1999
--------------------------------------------------------------------------------------------------
Phase 7        Expect to commence   Expect to commence    Expect to commence    Expect to commence
               mid-1999             mid-1999              mid-1999              mid-1999
--------------------------------------------------------------------------------------------------


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

Costs

         Total costs associated with Year 2000 compliance are not expected to be material to Cox's financial position. Most of the costs associated with Cox's applications systems upgrades and replacements are being incurred irrespective of the Year 2000 initiative. In addition, the timing of these upgrades and replacements has not been accelerated in order to become Year 2000 compliant. As of March 31, 1999, the total incremental costs expended on the Year 2000 initiative is approximately $1.2 million. Cox expects that the total incremental costs of the Year 2000 initiative upon completion will not exceed $3.9 million.

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

         Cox is in the process of acquiring certain cable televisions systems, and has negotiated certain contractual rights in the acquisition agreements relating to the Year 2000. However, Cox cannot determine at this time the materiality of information technology and non-information technology issues, if any, relating to the Year 2000 problem affecting those cable television systems. Cox intends to include the acquired cable television systems in its Year 2000 initiative to the extent possible and is not currently aware of any likely material system failures relating to the Year 2000 affecting the acquired systems.

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

         The carrying amounts of cash, accounts receivable, other assets, accounts payable, deferred income and amounts due to/from Cox Enterprises, Inc. are reasonable estimates of their fair value at March 31, 1999 and December 31, 1998.

         The estimated fair value of debt instruments are based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The revolving credit agreements, commercial paper and Floating Rate Reset Notes at March 31, 1999 and December 31, 1998 bear interest at current market rates and, thus, approximate fair value. Cox is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

         The estimated fair value of Cox's remaining debt instruments at March 31, 1999 was $2,389.5 million compared to a carrying amount of $2,398.0 million. The estimated fair value of the remaining debt instruments at December 31, 1998 was $2,385.7 million compared to a carrying amount of $2,393.6 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the remaining debt instruments with a carrying amount of $2,398.0 million to $2,539.4 million at March 31, 1999 and $2,393.6 million to $2,540.6 million at December 31, 1998.

         In December 1998, Cox entered into four costless collar agreements to hedge its position in 10.0 million shares of AT&T common stock. The agreements contain a notional amount of $78.00 per share and mature at various dates through January 2003. Cox has recorded the costless collar agreements at their estimated fair market value, with unrealized losses resulting from changes in fair value between measurement dates of $36.3 million and $4.3 million at March 31, 1999 and December 31, 1998 respectively, recorded as a component of accumulated other comprehensive income.

         The fair values of some of Cox's investments are estimated based on quoted market prices for those or similar investments. For cost method investments for which there are no quoted market prices, a reasonable estimate of fair value was not practicable as such estimate could not be made without incurring excessive costs.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable television system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On February 13, 1998, the Court granted Cox's motion to stay the suit and referred it on grounds of Primary Jurisdiction to the Federal Communications Commission for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. The plaintiffs filed a Petition for Order to Show Cause against Cox on October 1, 1998. In addition, they sought to have the stay lifted by the court. On January 15, 1999, the court denied the plaintiff's motion to lift the stay. This matter is now before the FCC. Cox intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

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

         Cox had been named along with Teleport and Teleport's officers and directors (including some who are officers of Cox), as defendants in three putative class action suits filed in the chancery Court of New Castle County, Delaware. The suits challenged the AT&T/Teleport merger and sought injunctive relief and damages based on various theories alleging that the AT&T/Teleport merger's terms did not offer appropriate compensation or protection to Teleport's public shareholders. The actions were voluntarily dismissed without prejudice on April 1st, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27     --     Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1999:

         Item 5, Form 8-K dated and filed January 8, 1999 to report certain cautionary statements for consideration in connection with forward-looking statements made by Cox or its representatives.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





COX COMMUNICATIONS, INC.





     /s/ Jimmy W. Hayes                                Date: May 10, 1999
     ----------------------------------                      --------------
     Jimmy W. Hayes
     Senior Vice President,
     Finance and Administration
     Chief Financial Officer
     (Principal Financial Officer)