Form 10-Q
period 1999-06-30
COX COMMUNICATIONS INC /DE/
filed 1999-08-16
CIK 25305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-13576
                                [GRAPHIC OMITTED]
                                 COMMUNICATIONS
                            COX COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                         58-2112281
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)        (I.R.S. EMPLOYER IDENTIFICATION NO.)

   1400 LAKE HEARN DRIVE, ATLANTA, GEORGIA                                            30319
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

     There were 527,586,673 shares of Cox Class A Common Stock outstanding as of August 2, 1999.

     There were 27,597,792 shares of Cox Class C Common Stock outstanding as of August 2, 1999.

                            COX COMMUNICATIONS, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                           PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS................................................         2

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.....................................................         12

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................         20


                                             PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.................................................................        21

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................        21

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................        22

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K..................................................        22

SIGNATURES..........................................................................................        24

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            Cox Communications, Inc.
                          CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30           DECEMBER 31
                                                                                 1999                1998
                                                                             ------------        ------------
                                                                                        (UNAUDITED)

                                                                                  (THOUSANDS OF DOLLARS)

ASSETS
Cash ..............................................................          $     23,357        $     30,604
Accounts and notes receivable, less allowance for doubtful
  accounts of $8,563 and $7,872 ...................................               186,949             166,052
Net plant and equipment ...........................................             2,918,937           2,652,212
Investments .......................................................             9,033,121           5,981,057
Intangible assets .................................................             3,927,819           3,959,906
Other assets ......................................................                78,556              88,273
                                                                             ------------        ------------

     Total assets .................................................          $ 16,168,739        $ 12,878,104
                                                                             ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses .............................          $    318,706        $    296,950
Deferred income ...................................................                43,083              39,147
Deferred income taxes .............................................             4,152,095           2,886,636
Other liabilities .................................................               328,003             188,050
Debt ..............................................................             3,586,736           3,920,159
Amounts due to Cox Enterprises, Inc. (CEI) ........................               110,676             170,596
                                                                             ------------        ------------
     Total liabilities ............................................             8,539,299           7,501,538
                                                                             ------------        ------------

Commitments and Contingencies (Note 8)

Shareholders' equity
  Series A Preferred Stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares authorized; shares
     issued and outstanding: 4,836,372 ............................                 4,836               4,836
  Class A Common Stock, $1 par value; 650,000,000 shares
     authorized; shares issued and outstanding: 527,548,353
     and 527,111,512 ..............................................               527,548             527,112
  Class C Common Stock, $1 par value; 60,000,000 shares
     authorized; shares issued and outstanding: 27,597,792 ........                27,598              27,598
  Additional paid-in capital ......................................             1,882,180           1,872,477
  Retained earnings ...............................................             2,107,289           1,350,277
  Accumulated other comprehensive income ..........................             3,079,989           1,594,266
                                                                             ------------        ------------
     Total shareholders' equity ...................................             7,629,440           5,376,566
                                                                             ------------        ------------

     Total liabilities and shareholders' equity ...................          $ 16,168,739        $ 12,878,104
                                                                             ============        ============


                See notes to consolidated financial statements.

                         Cox Communications, Inc.
                   Consolidated Statements of Operations


                                                                 THREE MONTHS                        SIX MONTHS
                                                                 ENDED JUNE 30                      ENDED JUNE 30
                                                         ---------------------------         -----------------------------
                                                            1999              1998              1999                1998
                                                         ---------        ---------         ----------          ---------
                                                                                    (UNAUDITED)
                                                                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

REVENUES
   Complete basic ...............................        $     355,176     $     291,016     $     706,491       $     575,384
   Premium service ..............................               52,374            46,548           104,446              92,195
   Pay-per-view .................................               17,230             7,990            41,622              18,350
   Advertising ..................................               44,650            33,432            81,050              58,394
   Data .........................................               12,148             4,003            21,957               6,778
   Telephony ....................................               20,437             6,607            36,657              11,579
   Satellite ....................................                   --                --                --              33,492
   Other ........................................                7,864             8,699            16,202              17,915
                                                         -------------     -------------     -------------       -------------

     Total revenues .............................              509,879           398,295         1,008,425             814,087
COSTS AND EXPENSES
   Programming costs ............................              122,330            95,692           251,091             190,664
   Plant operations .............................               36,188            30,789            75,321              63,540
   Marketing ....................................               30,895            25,005            57,525              47,115
   General and administrative ...................              124,610            94,848           240,102             182,259
   Satellite operating and administrative .......                   --                --                --              29,403
   Depreciation .................................              133,333            80,405           229,979             167,445
   Amortization .................................               25,984            17,794            52,638              36,351
                                                         -------------     -------------     -------------       -------------

OPERATING INCOME ................................               36,539            53,762           101,769              97,310
Interest expense ................................              (68,708)          (51,004)         (122,672)           (104,128)
Equity in net losses of affiliated companies ....              (29,588)         (128,907)          (76,041)           (270,685)
Gain on investments, net ........................              908,504            99,468         1,327,956              99,468
Gain on issuance of stock by affiliated companies                   --            14,956                --              14,956
Dividend income .................................               11,073                --            22,146                  --
Other, net ......................................                  135             3,501                33               4,784
                                                         -------------     -------------     -------------       -------------

INCOME (LOSS) BEFORE INCOME TAXES ...............              857,955            (8,224)        1,253,191            (158,295)
Income tax expense (benefit) ....................              352,122             4,022           496,179             (44,130)
                                                         -------------     -------------     -------------       -------------


NET INCOME (LOSS) ...............................        $     505,833     $     (12,246)    $     757,012       $    (114,165)
                                                         =============     =============     =============       =============


PER SHARE DATA
  Basic net income (loss) per share .............        $        0.91     $       (0.02)    $        1.36       $       (0.21)
  Diluted net income (loss) per share ...........                 0.90             (0.02)             1.34               (0.21)
  Basic weighted-average shares outstanding .....          555,102,807       542,690,970       555,000,151         542,536,304
  Diluted weighted-average shares outstanding....          564,223,150       542,690,970       564,070,955         542,536,304


              See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                               ACCUMULATED
                                                      SERIES A       COMMON STOCK    ADDITIONAL                   OTHER
                                                      PREFERRED --------------------   PAID-IN     RETAINED    COMPREHENSIVE
                                                       STOCK     CLASS A    CLASS C    CAPITAL     EARNINGS        INCOME
                                                      --------- --------   --------- ----------  -----------   -------------
                                                                                (UNAUDITED)
                                                                          (THOUSANDS OF DOLLARS)
BALANCE AT DECEMBER 31, 1998,
    AS ADJUSTED FOR THE TWO-FOR-ONE STOCK SPLIT ...   $  4,836  $ 527,112  $ 27,598  $ 1,872,477 $ 1,350,277   $ 1,594,266

  Net income ......................................                                                  757,012


  Issuance of stock related to
     stock compensation plans .....................                   436                  9,703
  Foreign currency translation
    adjustment ....................................
  Change in net unrealized gain
    on securities, net of
    reclassification adjustment ...................
  Other comprehensive income ......................                                                              1,485,723
  Comprehensive income ............................

                                                      --------  ---------  --------  ----------- -----------   -----------
BALANCE AT JUNE 30, 1999 ..........................   $  4,836  $ 527,548  $ 27,598  $ 1,882,180 $ 2,107,289   $ 3,079,989
                                                      ========  =========  ========  =========== ===========   ===========




                                                                    COMPREHENSIVE
                                                         TOTAL          INCOME
                                                     -----------    --------------
BALANCE AT DECEMBER 31, 1998,
    AS ADJUSTED FOR THE TWO-FOR-ONE STOCK SPLIT ...  $ 5,376,566

  Net income ......................................      757,012    $   757,012
                                                                    -----------

  Issuance of stock related to
     stock compensation plans .....................       10,139
  Foreign currency translation
    adjustment ....................................                     (13,671)
  Change in net unrealized gain
    on securities, net of
    reclassification adjustment ...................                   1,499,394
                                                                    -----------
  Other comprehensive income ......................    1,485,723      1,485,723
                                                                    -----------
  Comprehensive income ............................                 $ 2,242,735
                                                                    ===========
                                                     -----------
BALANCE AT JUNE 30, 1999 ..........................  $ 7,629,440
                                                     ===========



                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS
                                                                                      ENDED JUNE 30
                                                                                ---------------------------
                                                                                     1999          1998
                                                                                ------------    -----------
                                                                                        (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................................           $   757,012    $  (114,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions:
  Depreciation .......................................................               229,979        167,445
  Amortization .......................................................                52,638         36,351
  Equity in net losses of affiliated companies .......................                76,041        270,685
  Deferred income taxes ..............................................               344,098         14,939
  Gain on investments, net ...........................................            (1,327,956)       (99,468)
  Gain on issuance of stock by affiliated companies ..................                    --        (14,956)
(Increase) decrease in accounts and notes receivable .................               (20,032)         6,534
Increase in accounts payable and accrued expenses ....................                14,677          6,314
Decrease in other current liabilities..................................              (31,925)        (7,458)
Increase (decrease) in other long-term liabilities ...................                16,690         (1,702)
Increase (decrease) in taxes payable .................................                76,384         (1,767)
Other, net ...........................................................                 6,124          1,583
                                                                                 -----------    -----------
       Net cash provided by operating activities .....................               193,730        264,335
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .................................................              (501,511)      (357,035)
Investments in affiliated companies....................................              (22,980)       (35,036)
Proceeds from sale of investments ....................................               742,611        137,140
Restricted cash invested .............................................                    --        204,210
Payments for purchases of cable television systems ...................                    --       (258,067)
Decrease in amounts due from CEI, net ................................                    --         50,856
Other, net ...........................................................                 5,029         (4,486)
                                                                                 -----------    -----------
       Net cash provided by (used in) investing activities ...........               223,149       (262,418)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit repayments, net .....................................              (350,000)      (800,000)
Commercial paper borrowings, net .....................................               180,977        522,009
Proceeds from issuance of debt .......................................                    --        199,337
Repayment of debt ....................................................              (184,740)        (9,825)
Proceeds from exercise of stock options ..............................                 6,744          5,744
Increase (decrease) in amounts due to CEI, net .......................               (59,920)        49,689
Increase (decrease) in book overdrafts ...............................               (17,187)        23,518
                                                                                 -----------    -----------
       Net cash used in financing activities .........................              (424,126)        (9,528)
                                                                                 -----------    -----------

Net decrease in cash .................................................                (7,247)        (7,611)
Cash at beginning of period ..........................................                30,604         28,259
                                                                                 -----------    -----------
Cash at end of period ................................................           $    23,357    $    20,648
                                                                                 ===========    ===========

                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                    SIX MONTHS
                                                                   ENDED JUNE 30
                                                           ----------------------------
                                                             1999                1998
                                                           --------            --------
                                                                    (UNAUDITED)
                                                               (THOUSANDS OF DOLLARS)

SIGNIFICANT NONCASH TRANSACTIONS
     Cox PCS stock exchange ......................         $794,546            $     --
     PrimeStar merger stock exchange .............               --              94,696

ADDITIONAL CASH FLOW INFORMATION
     Interest paid ...............................         $125,885            $ 99,252
     Income taxes paid (refunded) ................           75,697             (57,302)







                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1999

1.   BASIS OF PRESENTATION AND OTHER INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox's Annual Report on Form 10-K for the year ended December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999 or any interim period.

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

     Unrestricted publicly traded investments are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are recorded at their fair value, with unrealized gains and losses resulting from changes in fair value between measurement dates recorded as a component of other comprehensive income. Investments in privately held companies are stated at cost, adjusted for any known diminution in value that is determined to be other than temporary.

     Derivative Financial Instruments

     Cox uses certain derivative financial instruments to manage its exposure to fluctuations in the price of Cox's investment in certain publicly traded stock. These instruments are recorded in the financial statements at fair market value, with unrealized gains and losses resulting from changes in fair value between measurement dates recorded as a component of other comprehensive income.

     Recently Issued Accounting Pronouncements

     In 1998, SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. Management is in the process of assessing the impact of SFAS No. 133 on the consolidated financial statements.

     Reclassifications

     Certain amounts in the 1998 quarterly financial statements have been reclassified for comparative purposes.

3.   ACQUISITIONS AND EXCHANGES OF BUSINESSES

     In March 1999, Cox signed a definitive agreement to purchase from First Commonwealth Communications, Inc. cable television systems serving approximately 11,000 customers in Gloucester, New Kent, West Point and King and Queen County, Virginia. Cox expects to complete this transaction, which is subject to legal and regulatory review, during the third quarter of 1999.

     Also in March 1999, Cox and MediaOne signed a definitive agreement to trade selected cable television systems in Massachusetts, Rhode Island and Connecticut. Under the terms of the agreement, Cox would trade its cable television systems in Massachusetts, serving approximately 54,000 customers, for MediaOne properties in Enfield, Connecticut and Westerly, Rhode Island, serving 51,000 customers, and cash. Cox expects to complete this transaction, which is subject to legal and regulatory review, during the third quarter of 1999.

     In April 1999, Cox and Media General, Inc. entered into a definitive agreement whereby Cox will purchase Media General's cable systems serving more than 260,000 customers in Fairfax County and Fredericksburg, Virginia for $1.4 billion in cash. Cox expects to complete this transaction, which is subject to legal and regulatory review, during the third quarter of 1999.

     In May 1999, Cox entered into a definitive agreement to merge with TCA Cable TV, Inc., a cable television operator serving approximately 883,000 customers in Texas, Arkansas, Louisiana and four other states for $3.9 billion. Under the terms of the agreement, Cox will assume approximately $542.0 million in TCA debt and each share of outstanding TCA common stock will be converted into the right to receive $31.25 in cash and 0.7418 of a share of Cox Class A common stock. Alternatively, TCA shareholders can elect to receive $62.50 in cash per TCA share or 1.4836 shares of Cox Class A common stock per TCA share, subject in each case to proration in the event that those elections would result in the payment by Cox of more than $1.7 billion in cash or the issuance of more than 39.6 million shares of Cox Class A common stock. TCA shareholders approved the merger and the merger was completed on August 12, 1999.

     In July 1999, Cox and AT&T Corp. entered into a definitive agreement whereby Cox will exchange its shares of AT&T common stock, with a fair value of approximately $2.8 billion at June 30, 1999, for certain cable television systems serving approximately 316,000 customers in Tulsa, Oklahoma and Baton Rouge, Louisiana; a 20% ownership in a partnership with TCA; Peak Cablevision LLC, which has 117,000 customer in four states; and $750.0 million in other consideration, including cash. Cox expects to complete this transaction, which is subject to regulatory approval, in the first quarter of 2000.

     Also in July 1999, Cox and Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., entered into a definitive purchase agreement whereby Cox will purchase for $2.7 billion in cash Multimedia's cable television operations serving 522,000 customers in Kansas, Oklahoma and North Carolina. Cox expects to complete this transaction, which is subject to legal and regulatory review, in the first quarter of 2000.

4.   INVESTMENTS

                                                            JUNE 30          DECEMBER 31
                                                             1999               1998
                                                           ----------        ----------
                                                              (THOUSANDS OF DOLLARS)

           Equity method investments ....................  $  149,206        $   90,700
           Fair value method investments ................   8,874,841         5,886,502
           Cost method investments ......................       9,074             3,855
                                                           ----------        ----------

           Total investments ............................  $9,033,121        $5,981,057
                                                           ==========        ==========

     Cox's fair value method investments in publicly traded companies are classified as available-for-sale securities pursuant to SFAS No. 115, and have an aggregate cost at June 30, 1999 and December 31, 1998 of $3,780.9 million and $3,281.2 million, respectively.

     In December 1998, Cox entered into four costless collar agreements to hedge its investment in 15.0 million shares of AT&T common stock. The agreements contain a notional amount of $52.00 per share and mature at various dates through January 2003. Cox has recorded the costless collar agreements at their estimated fair market value, with unrealized losses resulting from changes in fair value between measurement dates of $85.3 million and $4.3 million at June 30, 1999 and December 31, 1998, respectively, recorded as a component of other comprehensive income.

     During January 1999, Cox sold its 11.9% equity interest in Telewest Communications plc for $727.9 million in cash and recorded a pre-tax gain of $433.1 million.

     Cox owns a 9.43% interest in Primestar, Inc., a provider of direct broadcast satellite services, as of June 30, 1999. During fourth quarter 1998, Cox concluded, after careful analysis, that it would not recover its investment and recognized $131.4 million in charges related to its investment in PrimeStar. In April 1999, PrimeStar sold its direct broadcast satellite service to Hughes Electronics Corporation (a division of General Motors Corporation and the parent company of DirecTV, a direct broadcast satellite service) for $1.8 billion in cash and stock. PrimeStar will use the $1.8 billion proceeds to extinguish outstanding obligations and wind-down its remaining operations. In June 1999, PrimeStar completed the sale of its remaining satellites and frequencies to Hughes Electronics Corporation.

     In May 1999, Cox exercised its right under the Cox Communications PCS, L.P. partnership agreement to transfer its remaining 32.0% equity interest in Cox PCS to Sprint Corporation in exchange for approximately 19.1 million shares of Sprint's PCS Common Stock-Series 2. As a result of this transaction, Cox recognized a pre-tax gain of $908.5 million.

5.   DEBT

                                                           JUNE 30        DECEMBER 31
                                                             1999             1998
                                                         -----------      -----------
                                                            (THOUSANDS OF DOLLARS)

              Revolving credit facilities ............   $        --      $   349,998
              Commercial paper .......................     1,205,161        1,026,164
              Medium-term notes ......................       444,952          463,363
              Reset put securities ...................       248,177          248,150
              Floating rate reset notes ..............            --          147,425
              Notes and debentures ...................     1,616,254        1,615,161
              Capitalized lease obligations ..........        72,192           69,898
                                                         -----------      -----------

              Total debt .............................   $ 3,586,736      $ 3,920,159
                                                         ===========      ===========

     In April 1999, Cox filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which Cox may from time to time offer and issue debentures, notes, bonds or other evidences of indebtedness, shares of preferred stock and shares of Class A common stock for a maximum aggregate amount of $2.0 billion.

     In July 1999, Cox and certain wholly-owned Cox financing trusts filed a Form S-3 Registration Statement with the Securities and Exchange Commissions for the offer and sale from time to time of Class A common stock, preferred stock, stock purchase contracts, stock purchase units, debt securities and junior subordinated debentures of Cox Communications, Inc., and trust preferred securities and capital securities of Cox Trust I and Cox Trust II, with an aggregate initial offering price not to exceed $8.0 billion. Upon filing of this shelf registration statement, Cox transferred the $2.0 billion of securities registered on its April 1999 shelf registration which included all of the securities remaining on its July 1998 shelf registration, to the July 1999 shelf registration.

     In August 1999, Cox issued $2.0 billion aggregate principal amount of senior debt securities under the July 1999 shelf registration with maturity dates ranging from August 15, 2000 to August 15, 2009 and interest rates ranging from LIBOR plus 60 basis points to 7.875%. The net proceeds to Cox were $1,988.5 million.

6.   SHAREHOLDERS' EQUITY

     The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the three and six months ended June 30, 1999:

                                                             THREE MONTHS ENDED JUNE 30, 1999
                                                    -------------------------------------------------
                                                       INCOME                SHARES         PER-SHARE
                                                     (NUMERATOR)         (DENOMINATOR)        AMOUNT
                                                    -------------        ------------       ---------

Net income .................................        $ 505,833,000
                                                    -------------
Basic EPS ..................................          505,833,000        555,102,807        $   0.91
                                                    =============

Effect of Dilutive Securities:
   Options .................................                   --          2,931,863
   ESPP ....................................                   --            965,485
   Preferred common stock equivalent .......                   --          5,222,995
                                                     ------------         ----------

Diluted EPS ................................        $ 505,833,000        564,223,150        $   0.90
                                                    =============        ===========        ========


                                                                                            SIX MONTHS ENDED JUNE 30, 1999
                                                                                ----------------------------------------------------
                                                                                  INCOME                 SHARES           PER-SHARE
                                                                                 (NUMERATOR)          (DENOMINATOR)         AMOUNT
                                                                                -------------         -------------       ---------
Net income ...........................................................          $757,012,000
                                                                                ------------
Basic EPS ............................................................           757,012,000          555,000,151          $1.36
                                                                                                                           =====

Effect of Dilutive Securities:
   Options ...........................................................                    --            2,884,717
   ESPP ..............................................................                    --              963,092
   Preferred common stock equivalent .................................                    --            5,222,995
                                                                                ------------          -----------

Diluted EPS ..........................................................          $757,012,000          564,070,955          $1.34
                                                                                ============          ===========          =====

     As Cox was in a net loss position for the three and six months ended June 30, 1998, all potentially dilutive securities were anti-dilutive and were not included in the diluted earnings per share calculations.

     On March 18, 1999, the Cox Board of Directors approved a two-for-one stock split that was distributed on May 21, 1999 with respect to shareholders of record on May 14, 1999. Cox's certificate of incorporation was amended to increase the authorized Series A preferred stock from 5,000,000 to 10,000,000 shares, Class A common stock from 316,000,000 to 650,000,000 shares and the Class C common stock from 14,000,000 to 60,000,000 shares. All references to number of shares and per share information in the accompanying consolidated financial statements have been restated to give effect to this stock split.

     In July 1999, Cox filed a Form S-4 Registration Statement with the Securities and Exchange Commission to register shares of Class A common stock to be issued to TCA shareholders in connection with the merger with TCA Cable TV, Inc. (See Note 3). On August 12, 1999, Cox issued approximately 39.6 million shares in conjunction with the closing of the TCA merger.

     In August 1999, Cox issued 10.1 million shares of Class A common stock for an aggregate offering of $350.3 million, less $12.6 million of offering costs under the July 1999 shelf registration.

     Also in August 1999, Cox issued 13 million FELINE PRIDES for an aggregate offering of $650 million, less $20.3 million of offering costs and $15 million allocated to the fair value of the forward contracts embedded in these securities. These securities will be classified as mezzanine equity on Cox's balance sheet.

7.   TRANSACTIONS WITH AFFILIATED COMPANIES

     Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and CEI occurring periodically with interest at market rates (5.7% at June 30, 1999).

     Included in the amounts due to CEI are the following transactions:


                                                      (THOUSANDS OF DOLLARS)
                                                      ---------------------
Balance, December 31, 1998 .......................           $ 170,596
Cash transferred from CEI ........................             111,268
Net operating expense reimbursements .............            (171,188)
                                                             ---------

Balance, June 30, 1999 ...........................           $ 110,676
                                                             =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three- and six-month periods ended June 30, 1999 and 1998.

     The forward looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report, which reflect management's best judgement based on factors currently known, involve risks, uncertainties and other factors which may cause the actual performance of Cox to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures within the broadband communications industry; terms and availability of capital; the level of success of Cox's operating initiatives; changes in business strategy and development plans; the ability of Cox to mitigate the impact of the Year 2000 issue; the impact from Cox's pending acquisitions; and other factors included in the discussion below. Cox claims the protection of the safe harbor for forward looking statements contained in
Section 21E of the Securities Exchange Act of 1934, as amended, for all forward looking statements included in this report.

RECENT ACQUISITIONS AND EXCHANGES

     In March 1999, Cox signed a definitive agreement to purchase from First Commonwealth Communications, Inc. cable television systems serving approximately 11,000 customers in Gloucester, New Kent, West Point and King and Queen County, Virginia. Cox expects to complete this transaction, which is subject to legal and regulatory review, during the third quarter of 1999.

     Also in March 1999, Cox and MediaOne signed a definitive agreement to trade selected cable television systems in Massachusetts, Rhode Island and Connecticut. Under the terms of the agreement, Cox would trade its cable television systems in Massachusetts, serving approximately 54,000 customers, for MediaOne properties in Enfield, Connecticut and Westerly, Rhode Island, serving 51,000 customers, and cash. Cox expects to complete this transaction, which is subject to legal and regulatory review, during the third quarter of 1999.

     In April 1999, Cox and Media General, Inc. entered into a definitive agreement whereby Cox will purchase Media General's cable systems serving more than 260,000 customers in Fairfax County and Fredericksburg, Virginia for $1.4 billion in cash. Cox expects to complete this transaction, which is subject to legal and regulatory review, during the third quarter of 1999.

     In May 1999, Cox entered into a definitive agreement to merge with TCA Cable TV, Inc., a cable television operator serving approximately 883,000 customers in Texas, Arkansas, Louisiana and four other states for $3.9 billion. Under the terms of the agreement, Cox will assume approximately $542.0 million in TCA debt and each share of outstanding TCA common stock will be converted into the right to receive $31.25 in cash and 0.7418 of a share of Cox Class A common stock. Alternatively, TCA shareholders can elect to receive $62.50 in cash per TCA share or 1.4836 shares of Cox Class A common stock per TCA share, subject in each case to proration in the event that those elections would result in the payment by Cox of more than $1.7 billion in cash or the issuance of more than 39.6 million shares of Cox Class A common stock to TCA shareholders. TCA shareholders approved the merger and the merger was completed on August 12, 1999.

     Also in May 1999, Cox exercised its right under the Cox Communication PCS, L.P. partnership agreement to transfer its remaining 32.0% equity interest in Cox PCS to Sprint Corporation in exchange for approximately 19.1 million shares of Sprint's PCS Common Stock-Series 2. As a result of this transaction, Cox recognized a pre-tax gain of $908.5 million.

     In July 1999, Cox and AT&T Corp. entered into a definitive agreement whereby Cox will exchange its shares of AT&T common stock, with a fair value of approximately $2.8 billion at June 30, 1999, for certain cable television systems serving approximately 316,000 customers in Tulsa, Oklahoma and Baton Rouge, Louisiana; a 20% ownership in a partnership with TCA; Peak Cablevision LLC, which has 117,000 customer in four states; and $750.0 million in other consideration, including cash. Cox expects to complete this transaction, which is subject to regulatory approval, in the first quarter of 2000.

     Also in July 1999, Cox and Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., entered into a definitive purchase agreement whereby Cox will purchase for $2.7 billion in cash Multimedia's cable television operations serving 522,000 customers in Kansas, Oklahoma and North Carolina. Cox expects to complete this transaction, which is subject to legal and regulatory review, in the first quarter of 2000.

RESULTS OF OPERATIONS

     The results of operations discussed below include the June 1998 acquisition of the Tucson and Sierra Vista, Arizona cable television system and the October 1998 acquisition of the Las Vegas, Nevada cable television system, which we refer to collectively as the 1998 acquisitions, and the April 1998 sale of Cox's partnership interests and net assets in and operations of PrimeStar Partners, L.P.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

     Total revenues for the three months ended June 30, 1999 were $509.9 million, a 28% increase over revenues of $398.3 million for the three months ended June 30, 1998. Basic customers were 3,780,574, a 2.9% increase over customers at June 30, 1998 after adjusting for the 1998 acquisitions.

     Complete basic revenues for the second quarter of 1999 increased 22% over 1998 to $355.2 million due to basic and digital customer growth at existing cable television systems, the 1998 acquisitions and rate increases implemented primarily during the fourth quarter of 1998. As of June 30, 1999, Cox Digital TV was launched in ten markets and had 144,116 customers. The rate increases are the result of channel additions, increased programming costs and the pass-through of inflation adjustments.

     Premium service revenues for the second quarter of 1999 increased 13% over 1998 to $52.4 million primarily due to the 1998 acquisitions. Pay-per-view revenues were $17.2 million, up from $8.0 million from the same period in 1998 and primarily due to the 1998 acquisitions. Advertising revenues increased 34% to $44.7 million due to the 1998 acquisitions and growth in local and national advertising sales during 1999.

     Data revenues for the second quarter of 1999 increased to $12.1 million from $4.0 million due to growth in Cox's residential data service, Cox@Home. As of June 30, 1999, Cox@Home was launched in ten markets and had 112,006 customers. Telephony revenues for the second quarter of 1999 increased to $20.4 million from $6.6 million due to growth in both residential and commercial telephony offerings. As of June 30, 1999, Cox's residential telephone offering was launched in six markets and had 59,793 customers.

     Programming costs were $122.3 million for the second quarter of 1999, an increase of 28% over the same period in 1998. This increase was due to basic and digital customer growth at existing cable television systems, the 1998 acquisitions, January 1999 programming rate increases and channel additions. Plant operations expenses increased 18% to $36.2 million due to the 1998 acquisitions, increased plant maintenance and costs related to new services. Marketing costs increased 24% to $30.9 million for the current quarter due to the 1998 acquisitions and costs primarily associated with the rollout of digital video, high-speed data and telephony services. General and administrative expenses for the second quarter of 1999 increased 31% to $124.6 million due to the 1998 acquisitions and costs primarily associated with digital video, high-speed data and telephony services in newly launched markets.

     Operating cash flow (operating income before depreciation and amortization), a non-GAAP measure of performance, is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas of liquidity, operating performance and leverage. Operating cash flow increased 29% to $195.9 million for the second quarter of 1999. The operating cash flow margin (operating cash flow as a percentage of revenues) for the current quarter was 38.4%, an increase from 38.2% for the second quarter of 1998.

     Depreciation increased to $133.3 million for the second quarter of 1999 compared to $80.4 million during the same period in 1998 due to the 1998 acquisitions and the continued upgrade and rebuild of the broadband network. Amortization increased to $26.0 million for the second quarter of 1999 compared to $17.8 million during 1998 due to the 1998 acquisitions. Operating income for the second quarter of 1999 was $36.5 million, a decrease of 32% compared to the same period in 1998.

     Interest expense increased to $68.7 million for the second quarter 1999 compared to $51.0 million for the same period in 1998 primarily due to an increase in the total debt outstanding and offset by more favorable average interest rates during 1999. Equity in net losses of affiliated companies was $29.6 million primarily due to losses associated with Cox PCS. Net gain on investments of $908.5 million was due to the pre-tax gain on the put of Cox's remaining interest in Cox PCS to Sprint PCS.

     Net income for the current quarter was $505.8 million as compared to net loss of $12.2 million for the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

     Total revenues for the six months ended June 30, 1999 were $1,008.4 million, a 24% increase over revenues of $814.1 million for the six months ended June 30, 1998. Basic customers were 3,780,574, a 2.9% increase over customers at June 30, 1998 after adjusting for the 1998 acquisitions.

     Complete basic revenues for the six months ended June 30, 1999 increased 23% over 1998 to $706.5 million due to basic and digital customer growth at existing cable television systems, the 1998 acquisitions and rate increases implemented primarily during the fourth quarter of 1998. As of June 30, 1999, Cox Digital TV was launched in ten markets and had 144,116 customers. The rate increases are the result of channel additions, increased programming costs and the pass-through of inflation adjustments.

     Premium service revenues for the six months ended June 30, 1999 increased 13% over 1998 to $104.4 million primarily due to the 1998 acquisitions. Pay-per-view revenues were $41.6 million, up from $18.4 million from the same period in 1998 primarily due to the 1998 acquisitions and the Holyfield/Lewis, Tyson/Botha and De La Hoya/Quartey national boxing events during the first quarter 1999. Advertising revenues increased 39% to $81.1 million due to the 1998 acquisitions and growth in local and national advertising sales during 1999.

     Data revenues for the six months ended June 30, 1999 increased to $22.0 million from $6.8 million due to growth in Cox's residential data service, Cox@Home. As of June 30, 1999, Cox@Home was launched in ten markets and had 112,006 customers. Telephony revenues for the six months ended June 30, 1999 increased to $36.7 million from $11.6 million due to growth in both residential and commercial telephony offerings. As of June 30, 1999, Cox's residential telephone offering was launched in six markets and had 59,793 customers.

     Programming costs were $251.1 million for the six months ended June 30, 1999, an increase of 32% over the same period in 1998. This increase was due to basic and digital customer growth at existing cable television systems, the 1998 acquisitions, January 1999 programming rate increases, and the channel additions and pay-per-view events discussed above. Plant operations expenses increased 19% to $75.3 million due to the 1998 acquisitions and increased plant maintenance and costs related to new services. Marketing costs increased 22% to $57.5 million for the six months ended June 30, 1999 due to the 1998 acquisitions and costs primarily associated with the rollout of digital video, high-speed data and telephony services. General and administrative expenses for the six months ended June 30, 1999 increased 32% to $240.1 million due to the 1998 acquisitions and costs primarily associated with digital video, high-speed data and telephony services in newly launched markets.

     Operating cash flow, a non-GAAP measure of performance, is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas of liquidity, operating performance and leverage. Operating cash flow increased 28% to $384.4 million for the six months ended June 30, 1999. The operating cash flow margin for the six months ended June 30, 1999 was 38.1%, an increase from 37.0% for the comparable period in 1998.

     Depreciation increased to $230.0 million for the six months ended June 30, 1999 compared to $167.4 million during the same period in 1998 due to the 1998 acquisitions and the continued upgrade and rebuild of the broadband network. Amortization increased to $52.6 million for the six months ended June 30, 1999 compared to $36.4 million during 1998 due to the 1998 acquisitions. Operating income for the six months ended 1999 was $101.8 million, an increase of 5% compared to the same period in 1998.

     Interest expense increased to $122.7 million for the six months ended June 30, 1999 compared to $104.1 million for the same period in 1998 primarily due to an increase in the total debt outstanding and offset by more favorable average interest rates during 1999. Equity in net losses of affiliated companies was $76.0 million primarily due to losses associated with Cox PCS. Net gain on investments of $1,328.0 million includes the $908.5 million pre-tax gain on the put of Cox's remaining interest in Cox PCS to Sprint PCS in May 1999 and the $433.1 million pre-tax gain on the sale of Cox's interest in Telewest Communications plc in January 1999.

     Net income for the six months ended June 30, 1999 was $757.0 million as compared to net loss of $114.2 million for the comparable period in 1998.


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

     During the six months ended June 30, 1999, Cox made capital expenditures of $501.5 million. These expenditures were primarily directed at upgrading and rebuilding its broadband network for the delivery of high-speed data and telephony. Capital expenditures for 1999 are expected to range between $925.0 million and $975.0 million. This estimate does not include any additional capital expenditures related to pending 1999 acquisitions.

     Investments in affiliated companies during the six months ended June 30, 1999 consisted primarily of debt and equity funding to NextLink Nevada. Funding requirements for the remainder of 1999 for investments in affiliated companies are expected to range between $3.0 million and $5.0 million.

     During the six months ended June 30, 1999, net repayments of $350.0 million were made for revolving credit borrowings and principal repayment of $150.0 million was made on the Floating Rate Reset Notes.

SOURCES OF CASH

     Cox generated $193.7 million from operating activities during the six months ended June 30, 1999. Proceeds from the from the sale of investments of $742.6 million relate primarily to the sale of Telewest during first quarter 1999. During the six months ended June 30, 1999, net borrowings on commercial paper were $181.0 million.

     Cox Enterprises continues to perform day-to-day cash management services for Cox with settlements of balances between Cox and Cox Enterprises occurring periodically bearing interest at 50 basis points above Cox Enterprises' current commercial paper borrowings.

     In July 1999, Cox filed a Form S-4 Registration Statement with the Securities and Exchange Commission to register shares of Class A common stock. Also in July 1999, Cox and certain wholly-owned Cox financing trusts filed a Form S-3 Registration Statement with the Securities and Exchange Commission for the offer and sale from time to time of Class A common stock, preferred stock, stock purchase contracts, stock purchase units, debt securities and junior subordinated debentures of Cox Communications, Inc., and trust preferred securities and capital securities of Cox Trust I and Cox Trust II, with an aggregate initial offering price not to exceed $8.0 billion. Upon filing of this shelf registration statement, Cox transferred the $2.0 billion of securities registered on its April 1999 shelf registration which included all of the securities remaining on its July 1998 shelf registration, to the July 1999 shelf registration.

     In August 1999 under the July 1999 shelf registration, Cox issued:

     - $2.0 billion aggregate principal amount of senior debt securities with maturity dates ranging from August 15, 2000 to August 15, 2009 and interest rates ranging from LIBOR plus 60 basis points to 7.875%. The net proceeds to Cox were $1,988.5 million;

     - 10.1 million shares of Class A common stock for an aggregate offering of $350.3 million, less $12.6 million of offering costs; and

     - 13 million FELINE PRIDES for an aggregate offering of $650 million, less $20.3 million of offering costs and $15 million allocated to the fair value of the forward contracts embedded in these securities. These securities will be classified as mezzanine equity on Cox's balance sheet.

     Cox intends to use these proceeds to partially finance pending acquisitions, for capital expenditures, to retire commercial paper indebtedness and for other general corporate purposes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 1998, SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. Management is in the process of assessing the impact of SFAS No. 133 on the consolidated financial statements.

OTHER MATTERS

YEAR 2000 READINESS DISCLOSURE

General

    The Year 2000 issue is the potential impact of computer programs and embedded computer microprocessors being unable to properly process dates or date-sensitive calculations beyond December 31, 1999. Computer systems that process dates or date-sensitive calculations may recognize only the last two digits to identify the year in a date, or identify digits as an instruction. Accordingly, the year "00" may be recognized as the year 1900 rather than the year 2000, which may result in miscalculations or system failures. A computer system is deemed to be year 2000 compliant when it continues to produce understandable, accurate and predictable results that conform to the original functional specifications, regardless of the millennium change. Cox recognizes the importance of this issue and is actively managing an appropriate transition into the year 2000.

     Cox's following discussion addresses Year 2000 readiness for our current operations. Pending acquisitions are then discussed separately.

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

                    STATUS OF INITIATIVE AS OF AUGUST 1, 1999

                   APPLICATIONS        INFRASTRUCTURE             PLANT               VENDORS
                   ------------        --------------             -----               -------
     Phase 1-4      Complete             Complete              Complete              Complete

     Phase 5        Complete             Complete              Substantially         Complete
                                                                complete

     Phase 6        Complete             Complete              Substantially         Substantially
                                                                complete              complete

     Phase 7        In progress          In progress           In progress           In progress

     Applications. Applications consist of custom and packaged software. In 1995, Cox began a company-wide business systems replacement project to meet the growth in the cable business and to meet emerging business needs. Accordingly, Cox is in the process of replacing or upgrading substantially all applications irrespective of the Year 2000 issue.

     Cox's two most critical applications are its common financial system and the cable operation support and billing system. The financial system is based on packaged software from JDEdwards. This software was upgraded to version 7.5 during fourth quarter 1998. Cox has made appropriate inquiries and JDEdwards has provided certification that Version 7.5 is Year 2000 compliant. Cox operates all of its cable properties using the ICOMS subscriber management system licensed from Convergys, Inc. Cox has made appropriate inquiries and Convergys, Inc. has provided opinions indicating that ICOMS is Year 2000 compliant. Additionally, Cox has conducted its own testing of its billing and customer care platform. Such testing has included the testing of interfaces with numerous external partners including @Home, bill printers and lockboxes. Such testing resulted in no critical failures.

     Cox has a very limited inventory of custom or in-house developed software. Cox believes at this point in time, that all such software has been made Year 2000 compliant.

     Infrastructure. Infrastructure consists of local- and wide-area networks, hardware, processors and operating systems. Cox has received recommendations from significant vendors as to the appropriate version of software needed to be Year 2000 compliant. Cox has implemented such upgrades as are required for Year 2000 compliance on all central processor resources as well as all LAN and WAN elements. The project team has also conducted reviews of non-information technology systems (i.e., elevator, automated lighting, building security systems, fire suppression systems, etc.). Based upon the project team's review, Cox has concluded that exposure from non-information technology systems failing to be Year 2000 compliant is limited and does not pose a material operational or financial risk to the company. Systems that are found to be non-compliant will be upgraded.

     Plant. The cable plant is comprised of an integrated distribution network providing video, voice and data services to its customers. In 1995, Cox began to deploy fiber optic cable and to upgrade the technical quality of its hybrid fiber-coaxial broadband network facilitating the delivery of additional programming and services. As a result, substantially all of Cox's cable plant equipment and software is state-of-the-art, which has helped to reduce the level of plant Year 2000 issues. Certain equipment, primarily addressable control systems, is known to require upgrades or replacement to operate properly. As of August 1, 1999 some of these upgrades were not yet available from their respective vendors. Cox expects that substantially all plant activities will be completed through repair and replacement by the end of the third quarter of 1999. Cox has developed testing and integration testing procedures, and has completed significant testing activity. Due to the nature of the cable plant network, testing procedures are dependent on testing performed by vendors and Cox in a non-production environment. Cox has evaluated all equipment used to provide Emergency Alert Services. All such equipment has been certified by its supplier to be Year 2000 compliant.

     Vendors. Cox's assessment of its vendors includes a formal communication program with Cox's significant vendors to determine the extent to which Cox is vulnerable should those third parties fail to remediate their own Year 2000 non-compliance. In addition, Cox has completed testing with certain key vendors. With respect to customers, most of Cox's customer base consists of individual subscribers; thus, vulnerability to a few key customers is not a significant risk to Cox. Cox is not aware of any anticipated Year 2000 non-compliance by its vendors or customers that could materially affect Cox's business operations; however, Cox does not control the systems of other companies and cannot assure that such systems will be converted in a timely fashion and, if not converted, would not have an adverse effect on Cox's business operations.

     Like most other companies, Cox is dependent upon a variety of external suppliers including vendors providing electrical power, local and long distance telephone services, data networking services, water, fuel for vehicles and other necessary commodities. Cox also relies upon the interstate banking system and related electronic communications for such functions as transmitting financial data from field locations to the home office and sweeping cash into lockboxes. Cox is currently not aware of any material non-compliance by these vendors that will materially affect Cox's business operations; however, Cox does not control these systems and cannot assure that they will be converted in a timely fashion and, if not converted, would not have an adverse effect on Cox's business operations.

Costs

     Total costs associated with Year 2000 compliance are not expected to be material to Cox's financial position. Most of the costs associated with Cox's applications systems, including subscriber equipment, upgrades and replacements are being incurred irrespective of the Year 2000 initiative. In addition, the timing of these upgrades and replacements has not been accelerated in order to become Year 2000 compliant. As of August 1, 1999, the total incremental costs expended on the Year 2000 initiative is approximately $2.1 million. Cox expects that the total incremental costs of the Year 2000 initiative upon completion will be less than $3.0 million.

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

Pending Acquisitions

     Cox is in the process of acquiring TCA and certain cable televisions systems from Gannett, AT&T, Media General, MediaOne Group and First Commonwealth Communications, Inc. Among these acquisitions, the TCA merger closed on August 12, 1999 and Media General, MediaOne and First Commonwealth have estimated closing dates prior to January 1, 2000. Each of the systems to be acquired is implementing its own Year 2000 readiness initiative, and has either covenanted, warranted or represented to Cox that it is either already Year 2000 compliant, or that it will be compliant before the respective acquisitions' closing dates, or is on track with its plan addressing the Year 2000 problem. Cox is in the process of verifying the compliance claims, and further, has negotiated certain contractual rights in connection with the acquisitions providing recourse against the sellers in the event that covenants, representations and warranties relating to Year 2000 readiness are not met. To date, due diligence regarding the acquired systems has not revealed any likely failures relating to the Year 2000 that would be likely to have a material adverse effect on Cox's operations or financial condition. After closing, Cox intends to integrate the acquired cable television systems into its Year 2000 initiative. Additional information on Year 2000 readiness for systems to be acquired from TCA, Gannett, AT&T, Media General and MediaOne, all of whom are required to make periodic filings with the SEC and who, in the aggregate account for 99% of the subscribers to be acquired in the pending acquisitions, may be available in those companies' respective SEC filings.


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

     All statements relating to the Year 2000 made in Forms 10-K, 10-Q or Registration Statements filed by Cox with the SEC after January 1, 1996 are hereby incorporated by reference and designated as Year 2000 Readiness Disclosures.


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

     The carrying amounts of cash, accounts receivable, other assets, accounts payable, deferred income and amounts due to/from Cox Enterprises are reasonable estimates of their fair value at June 30, 1999 and December 31, 1998.

     The estimated fair value of debt instruments are based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The commercial paper at June 30, 1999 and the revolving credit agreements, commercial paper and Floating Rate Reset Notes at December 31, 1998 bear interest at current market rates and, thus, approximate fair value. Cox is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

     The estimated fair value of Cox's remaining debt instruments at June 30, 1999 was $2,290.9 million compared to a carrying amount of $2,381.6 million. The estimated fair value of the remaining debt instruments at December 31, 1998 was $2,385.7 million compared to a carrying amount of $2,393.6 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the remaining debt instruments with a carrying amount of $2,381.6 million to $2,426.0 million at June 30, 1999 and $2,393.6 million to $2,540.6 million at December 31, 1998.

     In December 1998, Cox entered into four costless collar agreements to hedge its investment in 15 million shares of AT&T common stock. The agreements contain a notional amount of $52.00 per share and mature at various dates through January 2003. Cox has recorded the costless collar agreements at their estimated fair market value, with unrealized losses resulting from changes in fair value between measurement dates of $85.3 million and $4.3 million at June 30, 1999 and December 31, 1998, respectively, recorded as a component of other comprehensive income.

     The fair values of some of Cox's investments are estimated based on quoted market prices for those or similar investments. For cost method investments for which there are no quoted market prices, a reasonable estimate of fair value was not practicable as such estimate could not be made without incurring excessive costs.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable television system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a-la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On February 13, 1998, the Court granted Cox's motion to stay the suit and referred it on grounds of Primary Jurisdiction to the Federal Communications Commission for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. The plaintiffs filed a Petition for Order to Show Cause against Cox on October 1, 1998. In addition, they sought to have the stay lifted by the court. On January 15, 1999, the court denied the plaintiff's motion to lift the stay. On July 19, 1999, the FCC dismissed the Petition without prejudice to any further FCC action at a later date. In doing so, the FCC found that Cox has complied with the rules at issue with regard to its southern San Diego operations where the three named petitioners are subscribers. The FCC's decision is not final. When it becomes final, if the plaintiff seeks a lifting of the stay and if the court lifts the stay it had entered for further proceedings in the case, Cox will defend the action vigorously. The outcome of this matter cannot be predicted at this time.

     Cox and certain subsidiaries are defendants in eight putative subscriber class action suits in state courts in Arizona, Oklahoma, Louisiana, Florida, Nebraska, Indiana, Texas and Nevada initiated between October 17, 1997 and December 17, 1998. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and, in three cases, the parties have reached settlement agreements, two of which have been approved by the court and one of which is pending court approval. The court approval of the settlement of the Florida case is on appeal, and Cox's brief in support of the court's approval is due August 20, 1999. The remaining actions are being defended vigorously. The outcome of these matters cannot be predicted at this time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Cox amended its Certificate of Incorporation to (a) increase the number of shares of authorized capital stock and (b) effect a 2-for-1 stock split.

     The number of authorized shares of capital stock was increased by 385,000,000 shares to 720,000,000 shares in the following classes:

- Class A common stock was increased by 334,000,00 shares to 650,000,000 authorized shares;
- Class C common stock was increased by 46,000,000 to 60,000,000 authorized shares; and
-    preferred stock was increased by 5,000,000 to 10,000,000 authorized shares.

     The 2-for-1 stock split of the Class A common stock, Class C common stock and Series A convertible preferred stock was effective on May 21, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Cox held its Annual Meeting of Stockholders on May 13, 1999. Four matters were voted upon at the meeting: (a) the election of a Board of Directors of seven members to serve until the 2000 Annual Meeting or until their successors are duly elected and qualified; (b) the amendment of the Certificate of Incorporation to increase the number of authorized shares of each class of stock; (c) a 2-for-1 stock split of each class of stock; and (d) ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 1999.

     The following directors were elected, and they received the votes indicated:

         NOMINEE                            VOTES IN FAVOR                  VOTES WITHHELD
         -------                            --------------                  --------------
         Janet Morrison Clarke              393,605,704                       263,644
         David E. Easterly                  393,597,740                       271,608
         Robert F. Erburu                   393,573,325                       296,023
         James C. Kennedy                   393,598,099                       271,249
         Robert C. O'Leary                  393,597,445                       271,903
         James O. Robbins                   393,596,837                       272,511
         Andrew J. Young                    393,163,651                       705,697

     The amendment to Certificate of Incorporation to increase the authorized number of shares was approved by each class of stockholders as follows:

         CLASS                                    VOTES IN FAVOR          VOTES OPPOSED           VOTES ABSTAINED
         -----                                    --------------          -------------           ---------------
         Class A common                             230,418,792            22,927,589                115,821
         Class C common                             137,988,960                 - 0 -                  - 0 -
         Series A convertible preferred               2,418,186                 - 0 -                  - 0 -
                                                    -----------            ----------                -------
         All classes combined                       370,825,938            22,927,589                115,821

     The 2-for-1 Stock split was approved by each class of Shareholders as follows:

         CLASS                                    VOTES IN FAVOR          VOTES OPPOSED           VOTES ABSTAINED
         -----                                    --------------          -------------           ---------------
         Class A common                             252,710,160               665,773                 86,269
         Class C common                             137,988,960                 - 0 -                  - 0 -
         Series A convertible preferred               2,418,186                 - 0 -                  - 0 -
                                                  -------------           -----------             ----------
         All classes combined                       393,117,306               665,773                 86,269

     Ratification of Deloitte & Touche LLP as independent auditors of the fiscal year ending December 31, 1999 was approved with 393,751,927 votes in favor, 29,237 votes opposed, and 88,184 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27         --     Financial Data Schedule

          (b)  Reports on Form 8-K filed during the quarter ended June 30, 1999:

          Form 8-K dated April 22, 1999 (filed April 30, 1999) reporting the proposed acquisition by Cox of Media General, Inc.'s cable television systems in Northern Virginia under Item 5, and filing the associated Purchase Agreement s Exhibit 2.1 under Item 7.

          Form 8-K dated May 12, 1999 (filed May 14, 1999) reporting the proposed acquisition by Cox of TCA Cable TV, Inc. under Item 5, and filing the associated Agreement and Plan of Merger and the Voting Agreement as Exhibits 2.1 and 99.1, respectively, under Item 7. The 8-K was amended on July 20, 1999 by filing certain historical financial statements of TCA and pro forma financial statements reflecting the acquisition under Item 7.

          Form 8-K dated May 17, 1999 (filed June 11, 1999) reporting the transfer by Cox and its parent, Cox Enterprises, Inc., of the remaining interest each held in Cox Communications PCS, L.P. to Sprint Corporation in exchange for shares of Sprint's PCS Common Stock - Series 2 under Item 5.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





COX COMMUNICATIONS, INC.





 /s/ Jimmy W. Hayes                      Date:    August 16, 1999
 -----------------------------------
     Jimmy W. Hayes
     Executive Vice President,
     Finance and Administration
     and Chief Financial Officer
     (Principal Financial Officer)