Form 10-Q
period 1999-09-30
COX COMMUNICATIONS INC /DE/
filed 1999-11-08
CIK 25305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (MARK ONE)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-13576
                                   [COX LOGO]
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

         There were 570,981,390 shares of Cox Class A Common Stock outstanding as of November 1, 1999.

         There were 27,597,792 shares of Cox Class C Common Stock outstanding as of November 1, 1999.

                            COX COMMUNICATIONS, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                       ----

                                         PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS....................................................................         2

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.........................................................................        14

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................        22

                                         PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS....................................................................................        22


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................        23

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................................................        24


SIGNATURES......................................................................................................        25

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                            COX COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30         DECEMBER 31
                                                                                           1999                1998
                                                                                      --------------       -------------
                                                                                                 (UNAUDITED)
                                                                                            (THOUSANDS OF DOLLARS)

ASSETS
Cash ...........................................................................       $      58,419       $      30,604
Accounts and notes receivable, less allowance for doubtful
  accounts of $10,558 and $7,872 ...............................................             319,062             166,052
Net plant and equipment ........................................................           3,526,442           2,652,212
Investments ....................................................................           9,352,039           5,981,057
Intangible assets ..............................................................           8,936,043           3,959,906
Other assets ...................................................................             222,604              88,273
                                                                                       -------------       -------------
     Total assets ..............................................................       $  22,414,609       $  12,878,104
                                                                                       =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses ..........................................       $     399,754       $     296,950
Deferred income ................................................................              48,498              39,147
Deferred income taxes ..........................................................           5,758,374           2,886,636
Other liabilities ..............................................................             153,432             188,050
Debt ...........................................................................           5,306,024           3,920,159
Amounts due to Cox Enterprises, Inc. (CEI) .....................................              27,021             170,596
                                                                                       -------------       -------------
     Total liabilities .........................................................          11,693,103           7,501,538
                                                                                       -------------       -------------

Commitments and Contingencies (Note 9)

Minority interest in equity of consolidated subsidiaries .......................             196,850                  --
Cox-obligated capital securities of subsidiary trust ...........................             635,389                  --

Shareholders' equity
  Series A Preferred Stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares authorized; shares
     issued and outstanding: 4,836,372 .........................................               4,836               4,836
  Class A Common Stock, $1 par value; 650,000,000 shares
     authorized; shares issued and outstanding: 570,917,557
     and 527,111,512 ...........................................................             570,918             527,112
  Class C Common Stock, $1 par value; 60,000,000 shares
     authorized; shares issued and outstanding: 27,597,792 .....................              27,598              27,598
  Additional paid-in capital ...................................................           3,838,089           1,872,477
  Retained earnings ............................................................           2,119,149           1,350,277
  Accumulated other comprehensive income .......................................           3,328,677           1,594,266
                                                                                       -------------       -------------
     Total shareholders' equity ................................................           9,889,267           5,376,566
                                                                                       -------------       -------------

     Total liabilities and shareholders' equity ................................       $  22,414,609       $  12,878,104
                                                                                       =============       =============


              See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS                     NINE MONTHS
                                                                       ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                                   ----------------------------     ----------------------------
                                                                        1999            1998             1999            1998
                                                                   ------------    ------------     ------------    ------------
                                                                                          (UNAUDITED)
                                                                          (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

REVENUES ...................................................       $    587,914    $    415,965     $  1,596,339    $  1,230,052
COSTS AND EXPENSES
   Programming costs .......................................            141,016          99,923          392,107         290,587
   Plant operations ........................................             45,084          35,222          120,405          98,762
   Marketing ...............................................             40,563          25,897           98,088          73,012
   General and administrative ..............................            135,523          96,053          375,625         278,311
   Satellite operating and administrative ..................                 --              --               --          29,404
   Depreciation ............................................            148,395          88,731          378,374         256,176
   Amortization ............................................             45,440          19,849           98,078          56,200
                                                                   ------------    ------------     ------------    ------------
OPERATING INCOME ...........................................             31,893          50,290          133,662         147,600
Interest expense ...........................................            (71,152)        (48,673)        (193,824)       (152,801)
Equity in net losses of affiliated companies ...............            (11,568)       (143,346)         (87,609)       (414,031)
Gain on investments, net ...................................             59,498       1,719,295        1,387,454       1,818,763
Gain on issuance of stock by affiliated companies ..........                 --         150,386               --         165,342
Dividend income ............................................             11,073              --           33,219              --
Other, net .................................................                796          (4,434)             829             350
                                                                   ------------    ------------     ------------    ------------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST .................................             20,540       1,723,518        1,273,731       1,565,223
Income tax expense .........................................              1,740         656,544          497,919         612,414
                                                                   ------------    ------------     ------------    ------------
INCOME BEFORE MINORITY INTEREST ............................             18,800       1,066,974          775,812         952,809
Minority interest ..........................................             (6,940)             --           (6,940)             --
                                                                   ------------    ------------     ------------    ------------
NET INCOME .................................................       $     11,860    $  1,066,974     $    768,872    $    952,809
                                                                   ============    ============     ============    ============

PER SHARE DATA
  Basic net income per share ...............................       $       0.02    $       1.97    $        1.37    $       1.76
  Diluted net income per share .............................               0.02            1.95             1.35            1.74
  Basic weighted-average shares outstanding ................        576,103,113     542,778,738      562,111,772     542,618,004
  Diluted weighted-average shares outstanding ..............        585,053,264     547,033,424      571,029,610     546,578,018


                See notes to consolidated financial statements.

                          COX COMMUNICATIONS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                         ACCUMULATED
                          SERIES A       COMMON STOCK          ADDITIONAL                  OTHER
                         PREFERRED   -----------------------    PAID-IN     RETAINED    COMPREHENSIVE                 COMPREHENSIVE
                          STOCK        CLASS A     CLASS C      CAPITAL     EARNINGS       INCOME          TOTAL         INCOME
                        ----------   ----------   ----------   ----------  ----------   -------------   -----------   -------------
                                             (UNAUDITED)                                              (UNAUDITED)
                                       (THOUSANDS OF DOLLARS)                                  (THOUSANDS OF DOLLARS)
BALANCE AT
  DECEMBER 31, 1998,
  AS ADJUSTED FOR THE
  TWO-FOR-ONE STOCK
  SPLIT ..............  $    4,836   $  527,112   $   27,598    $1,872,477  $1,350,277    $1,594,266     $5,376,566
  Net income..........                                                         768,872                      768,872    $  768,872
                                                                                                                       ----------
  Issuance of stock
    related to stock
    compensation
    plans (including
    tax benefit on
    stock options
    exercised) .......                      508                     11,115                                   11,623
  Issuance of stock
    related to TCA
    acquisition ......                   33,198                  1,612,175                                1,645,373
  Issuance of common
    stock related to
    public offering ..                   10,100                    327,784                                  337,884
  Fair value of
    forward purchase
    contracts, less
    the present value
    of contract
    adjustment
    payments issued
    in connection
    with manditorily
    redeemable capital
    securities .......                                              14,538                                   14,538
  Foreign currency
    translation
    adjustment .......                                                                                                     (4,593)
  Change in net
    unrealized gain
    on securities,
    net of
    reclassification
    adjustment ......                                                                                                   1,739,004
                                                                                                                       ----------
  Other comprehensive
    income ..........                                                                      1,734,411      1,734,411     1,734,411
                                                                                                                       ----------
   Comprehensive
    income ..........                                                                                                  $2,503,283
                        ----------   ----------   ----------    ----------  ----------    ----------     ----------    ==========
BALANCE AT
  SEPTEMBER 30,
  1999 .............    $    4,836   $  570,918   $   27,598    $3,838,089  $2,119,149    $3,328,677     $9,889,267
                        ----------   ----------   ----------    ----------  ----------    ----------     ----------



                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   NINE MONTHS
                                                                                                ENDED SEPTEMBER 30
                                                                                    ------------------------------------
                                                                                        1999                   1998
                                                                                    -------------          -------------
                                                                                                (UNAUDITED)
                                                                                           (THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................         $     768,872          $     952,809
Adjustments to reconcile net income to net cash provided by
  operating activities, net of effects of acquisitions:
  Depreciation ............................................................               378,374                256,176
  Amortization ............................................................                98,078                 56,200
  Equity in net losses of affiliated companies ............................                87,609                414,031
  Deferred income taxes ...................................................               423,549                719,940
  Gain on investments, net ................................................            (1,387,454)            (1,818,763)
  Gain on issuance of stock by affiliated companies .......................                    --               (165,342)
Increase in accounts and notes receivable .................................               (21,152)                (2,288)
Increase in prepaid expenses ..............................................               (81,233)                  (552)
Increase in accounts payable and accrued expenses .........................                58,011                  7,309
Increase (decrease) in other liabilities ..................................               (35,303)                 3,932
Decrease in taxes payable .................................................               (76,071)               (51,258)
Other, net ................................................................                (3,619)                (2,004)
                                                                                    -------------          -------------
       Net cash provided by operating activities ..........................               209,661                370,190
                                                                                    -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ......................................................              (798,237)              (549,157)
Investments in affiliated companies .......................................               (28,166)              (160,806)
Proceeds from sale of investments .........................................               742,611                137,140
Restricted cash invested ..................................................                    --                204,210
Cash paid for purchases of cable television systems .......................            (2,079,483)              (258,067)
Proceeds from exchange of cable television systems ........................                 9,750                     --
Decrease in amounts due from CEI, net .....................................                    --                 50,856
Other, net ................................................................                (8,494)                (4,082)
                                                                                    -------------          -------------
       Net cash used in investing activities ..............................            (2,162,019)              (579,906)
                                                                                    -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit repayments, net ..........................................              (350,000)              (800,000)
Commercial paper borrowings (repayments), net .............................              (308,578)                86,009
Proceeds from issuance of debt, net of discounts...........................             1,997,164              1,493,532
Repayment of debt .........................................................              (193,838)              (663,565)
Proceeds from exercise of stock options ...................................                 7,724                  8,099
Increase (decrease) in amounts due to CEI, net ............................              (143,575)                42,267
Proceeds from the issuance of common stock, net of offering costs .........               337,884                     --
Proceeds from the issuance of Cox-obligated capital securities
     of subsidiary trust...................................................               650,000                     --
Increase (decrease) in book overdrafts ....................................               (15,508)                25,392
Other .....................................................................                (1,100)                    --
                                                                                    -------------          -------------
       Net cash provided by financing activities ..........................             1,980,173                191,734
                                                                                    -------------          -------------

Net increase (decrease) in cash ...........................................                27,815                (17,982)
Cash at beginning of period ...............................................                30,604                 28,259
                                                                                    -------------          -------------
Cash at end of period .....................................................         $      58,419          $      10,277
                                                                                    =============          =============


                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                                 NINE MONTHS
                                                                                             ENDED SEPTEMBER 30
                                                                                    -----------------------------------
                                                                                        1999                  1998
                                                                                    -------------          ------------
                                                                                                   (UNAUDITED)
                                                                                             (THOUSANDS OF DOLLARS)

SIGNIFICANT NONCASH TRANSACTIONS
     MediaOne cable television system exchange ............................         $      93,050          $          --
     TCA merger stock issuance ............................................             1,645,373                     --
     Assumed TCA indebtedness .............................................               540,000
     Cox PCS stock exchange ...............................................               794,546                     --
     PrimeStar merger stock exchange ......................................                    --                 94,696
     Teleport stock issuance ..............................................                    --                150,386
     Teleport merger stock exchange .......................................                    --              2,076,861
     Capital lease obligations ............................................                32,512                 33,144

ADDITIONAL CASH FLOW INFORMATION
     Cash paid for interest ...............................................         $     159,510          $     123,935
     Cash paid (refunded) for income taxes ................................               157,557                (56,268)


                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999


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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999 or any interim period.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments

         Investments in affiliates are accounted for under the equity method or cost method depending upon the level of ownership in the investment and/or Cox's ability to exercise significant influence over the operating and financial policies of the investee. Equity method investments are recorded at cost and adjusted periodically to recognize Cox's proportionate share of the investees' undistributed income or losses.

         Investments in unrestricted publicly traded entities are classified as Available-for-Sale under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at their fair value, with unrealized gains and losses resulting from changes in fair value between measurement dates recorded as a component of other comprehensive income. Investments in privately held entities are stated at cost, adjusted for any known diminution in value that is determined to be other than temporary.

         Recently Issued Accounting Pronouncements

         In 1998, SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. Management is in the process of assessing the impact of SFAS No. 133 on the consolidated financial statements.

         Reclassifications

         Certain amounts in the 1998 quarterly financial statements have been reclassified for comparative purposes.

3.       ACQUISITIONS AND EXCHANGES OF BUSINESSES

         In August 1999, Cox completed its merger with TCA Cable TV, Inc. (the "TCA acquisition"), a cable television operator serving approximately 883,000 customers in Texas, Arkansas, Louisiana and four other states for $1.6 billion in cash and 38.3 million shares of Cox Class A common stock and assumed indebtedness of $540.0 million. Contemporaneously, Cox paid off and retired $340.0 million in TCA debt. In connection with the merger, Cox also acquired VPI Communications, Inc., an affiliate of TCA, which is a leader in advertising sales and provides turnkey advertising services to 82 cable television system operators representing more than 3.5 million customers nationwide. In addition, the TCA acquisition included TCA's interest in two majority-owned partnerships.

         Also in August 1999, Cox completed the purchase of cable television systems serving communities near Gloucester, New Kent, West Point and King and Queen County, Virginia, from First Commonwealth Communications, Inc. The cable television systems, serving more than 11,000 customers, are contiguous to Cox's Hampton Roads, Virginia cable operation.

         Also in August 1999, Cox and MediaOne exchanged selected cable television systems serving communities in Massachusetts, Rhode Island and Connecticut. In connection with the transaction, Cox traded its cable television systems in Massachusetts, serving more than 54,000 customers, for MediaOne properties in Enfield, Connecticut and Westerly, Rhode Island, serving 51,000 customers, and cash. Cox recognized a pre-tax gain of $77.4 million in connection with this exchange.

         In October 1999, Cox completed the purchase of cable television systems serving more than 260,000 subscribers in Fairfax County and Fredericksburg, Virginia, from Media General, Inc. for $1.4 billion in cash.

         Also in October 1999, Cox completed the purchase of cable television systems from Cable Plus Holding Company serving approximately 17,000 customers in Arizona and Nevada.

         Also in October 1999, Cox restructured its partnership with Time Warner Entertainment Company, L.P. As part of this restructuring, Cox acquired control of the cable television system serving Fort Walton Beach, Florida, and Time Warner acquired control of cable television system serving Staten Island, New York. In connection with the restructuring, the Cox subsidiary holding the Fort Walton Beach system and Cox's cable television systems serving Pensacola, Florida, received approximately $104.0 million in cash which will be used for capital expenditures and a reduction of indebtedness. Cox expects to recognize a gain on this transaction during the fourth quarter 1999.

         The consummated acquisitions and exchange of businesses have been accounted for by Cox under the purchase method of accounting in accordance with APB Opinion No. 16, Business Combinations.

         The following summarized unaudited pro forma financial information for the nine months ended September 30, 1999 and 1998 assumes the TCA acquisition and the acquisition of the Media General cable television systems had occurred on January 1, 1998. In addition, the following summarized unaudited pro forma financial information for the nine months ended September 30, 1998 assumes the acquisition of the Las Vegas cable television system from Prime South Diversified, Inc. had occurred on January 1, 1998. The summarized unaudited pro forma financial information does not purport to be indicative of the results of operations which may occur in the future.

                                                                                            PRO FORMA
                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                 -------------------------------
                                                                                    1999                1998
                                                                                 -----------         -----------
                                                                                     (THOUSANDS OF DOLLARS,
                                                                                      EXCEPT PER SHARE DATA)
                                                                                          (UNAUDITED)

                 Revenues ..............................................         $ 1,986,941         $ 1,765,193
                 Operating income ......................................              87,686             121,605
                 Net income ............................................             632,291             798,717
                 Earnings per share:
                    Basic net income per share .........................         $      1.05         $      1.33
                    Diluted net income per share .......................                1.03                1.31

         In July 1999, Cox and AT&T Corp. entered into a definitive agreement to exchange Cox's 50.3 million shares of AT&T common stock for the stock of AT&T subsidiaries that own cable television systems that serve approximately 495,000 customers and other assets, including cash. In return for its shares of AT&T common stock, Cox will receive the stock of AT&T subsidiaries that own: cable systems serving Tulsa, Oklahoma (160,000 customers) and Baton Rouge, Louisiana (156,000 customers); the remaining 20% ownership interest in a partnership in which Cox acquired an 80% interest through its acquisition of TCA Cable TV, Inc.; Peak Cablevision LLC, which has 117,000 customers in Oklahoma, Arkansas, Utah and Nevada; and approximately $750.0 million in other assets, including cash. Cox expects to complete this transaction, which is subject to regulatory approval, in the first half of 2000.

         Also in July 1999, Cox and Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., entered into a definitive purchase agreement whereby Cox will purchase for $2.7 billion in cash Multimedia's cable television operations serving 522,000 customers in Kansas, Oklahoma and North Carolina. Cox expects to complete this transaction, which is subject to legal and regulatory approval, in the first quarter of 2000.

4.       INVESTMENTS

                                                                                 SEPTEMBER 30        DECEMBER 31
                                                                                     1999                1998
                                                                                 ------------        ------------
                                                                                      (THOUSANDS OF DOLLARS)

                 Equity method investments .............................         $   140,358         $    90,700
                 Fair value method investments .........................           9,197,802           5,886,502
                 Cost method investments ...............................              13,879               3,855
                                                                                 -----------         -----------

                 Total investments .....................................         $ 9,352,039         $ 5,981,057
                                                                                 ===========         ===========

         Cox's fair value method investments in unrestricted publicly traded entities have an aggregate cost at September 30, 1999 and December 31, 1998 of $3.8 billion and $3.3 billion, respectively.

         In December 1998, Cox entered into four costless collar agreements to hedge its investment in 15.0 million shares of AT&T common stock. The agreements contained a notional amount of $52.00 per share and mature at various dates through January 2003. Cox settled the costless collar agreements in August 1999 at their fair market value resulting in a pre-tax loss of $14.9 million.

         In January 1999, Cox sold its 11.9% equity interest in Telewest Communications plc for $727.9 million in cash and recorded a pre-tax gain of $433.1 million.

         In May 1999, Cox exercised its right under the Cox Communications PCS, L.P. partnership agreement to transfer its remaining 32.0% equity interest in Cox PCS to Sprint Corporation in exchange for approximately 19.1 million shares of Sprint's PCS Common Stock-Series 2. As a result of this transaction, Cox recognized a pre-tax gain of $908.5 million.

5.       DEBT

                                                                                 SEPTEMBER 30        DECEMBER 31
                                                                                     1999               1998
                                                                                 ------------        -----------
                                                                                     (THOUSANDS OF DOLLARS)

                 Revolving credit facilities ...........................         $        --         $   349,998
                 Commercial paper ......................................             718,376           1,026,164
                 Medium-term notes .....................................             444,988             463,363
                 Reset put securities ..................................             248,190             248,150
                 Floating rate reset notes .............................                  --             147,425
                 Notes and debentures ..................................           3,813,988           1,615,161
                 Capitalized lease obligations .........................              80,482              69,898
                                                                                 -----------         -----------

                 Total debt ............................................         $ 5,306,024         $ 3,920,159
                                                                                 ===========         ===========

         In July 1999, Cox and certain wholly-owned Cox financing trusts filed a registration statement on Form S-3 with the Securities and Exchange Commission under which Cox may issue from time to time shares of its Class A common stock and preferred stock, as well as debentures, bonds, notes and other evidences of indebtedness, stock purchase contracts and stock purchase units, and the Cox trusts may issue preferred securities and capital securities for an aggregate offering amount of up to $8.0 billion. Upon filing of this shelf registration statement, Cox transferred the $2.0 billion of securities registered on its April 1999 shelf registration, which included all of the securities remaining on its July 1998 shelf registration, to the July 1999 shelf registration.

         In August 1999, Cox issued $2.0 billion aggregate principal amount in debt securities under the July 1999 shelf registration, including $525.0 million aggregate principal amount floating rate notes, bearing interest at LIBOR plus 60 basis points, due August 15, 2000; $300.0 million aggregate principal amount of 7% notes due August 15, 2001; $375.0 million aggregate principal amount of 7.50% notes due August 15, 2004; $400.0 million aggregate principal amount of 7.75% notes due August 15, 2006 and; $400.0 million aggregate principal amount of 7.875% notes due August 15, 2009, less a discount of $2.9 million and offering costs of $9.2 million. The notes are unsecured and rank equally with Cox's other unsecured senior indebtedness. Interest on the notes is payable on a quarterly basis.

         In September 1999, Cox amended and restated its 364-day credit agreement and its 5-year credit agreement providing for borrowings of up to $1.5 billion and $1.2 billion, respectively. As of September 30, 1999, Cox had no borrowings outstanding under either credit agreement.

6.       SHAREHOLDERS' EQUITY

         The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the three and nine months ended September 30, 1999 and 1998:

                                                    THREE MONTHS ENDED SEPTEMBER 30, 1999
                                            -------------------------------------------------------
                                               INCOME                 SHARES              PER-SHARE
                                             (NUMERATOR)           (DENOMINATOR)            AMOUNT
                                            -------------          -------------          ---------

Net income ..............................   $  11,860,000
                                            -------------
Basic EPS................................      11,860,000           576,103,113            $  0.02
                                                                                           =======
Effect of Dilutive Securities:
   Options...............................              --             2,921,194
   ESPP..................................              --               991,974
   Preferred common stock equivalent.....              --             5,036,983
                                            -------------          ------------

Diluted EPS..............................   $  11,860,000           585,053,264            $  0.02
                                            =============          ============            =======

                                                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                                            -------------------------------------------------------
                                                INCOME                SHARES              PER-SHARE
                                              (NUMERATOR)          (DENOMINATOR)            AMOUNT
                                            --------------         -------------          ---------

Net income...............................   $1,066,974,000
                                            --------------
Basic EPS................................    1,066,974,000           542,778,738           $  1.97
                                                                                           =======
Effect of Dilutive Securities:
   Options...............................               --             3,514,844
   ESPP..................................               --               739,842
                                            --------------         -------------

Diluted EPS..............................   $1,066,974,000           547,033,424           $  1.95
                                            ==============         =============           =======

                                                        NINE MONTHS ENDED SEPTEMBER 30, 1999
                                            -------------------------------------------------------
                                               INCOME                 SHARES              PER-SHARE
                                             (NUMERATOR)           (DENOMINATOR)            AMOUNT
                                            -------------          -------------          ---------

Net income...............................   $ 768,872,000
                                            -------------
Basic EPS................................     768,872,000           562,111,772            $  1.37
                                                                                           =======
Effect of Dilutive Securities:
   Options...............................              --             2,889,684
   ESPP..................................              --               991,171
   Preferred common stock equivalent.....              --             5,036,983
                                            -------------          ------------

Diluted EPS..............................   $ 768,872,000           571,029,610            $  1.35
                                            =============          ============            =======

                                                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                            -------------------------------------------------------
                                               INCOME                 SHARES              PER-SHARE
                                             (NUMERATOR)           (DENOMINATOR)            AMOUNT
                                            -------------          -------------          ---------

Net income...............................   $ 952,809,000
                                            -------------
Basic EPS................................     952,809,000           542,618,004            $  1.76
                                                                                           =======
Effect of Dilutive Securities:
   Options...............................              --             3,262,512
   ESPP..................................              --               697,502
                                            -------------          ------------

Diluted EPS..............................   $ 952,809,000           546,578,018            $  1.74
                                            =============          ============            =======

         On March 18, 1999, the Cox Board of Directors approved a two-for-one stock split that was effected on May 21, 1999 with respect to stockholders of record on May 14, 1999. Cox's certificate of incorporation was amended to increase the authorized preferred stock from 5,000,000 to 10,000,000 shares, the authorized Class A common stock from 316,000,000 to 650,000,000 shares and the authorized Class C common stock from 14,000,000 to 60,000,000 shares. All references to number of shares and per share information in these notes and the unaudited interim consolidated financial statements have been restated to give effect to this stock split.

         In July 1999, Cox filed a Form S-4 Registration Statement with the Securities and Exchange Commission to register shares of Class A common stock to be issued to TCA shareholders in connection with the acquisition of TCA (See
Note 3). According to the exchange agent, of the 38,326,272 shares authorized for issuance to TCA shareholders, all except 55,117 have been issued as of November 5, 1999.

         In August 1999, Cox issued 10.1 million shares of Class A common stock under the July 1999 shelf registration for an aggregate offering of $350.3 million, less offering costs of $12.4 million.

7. MANDATORILY REDEEMABLE CAPITAL SECURITIES AND TRUST PREFERRED SECURITIES ISSUED BY SUBSIDIARIES

         In August 1999, Cox issued 13.0 million FELINE PRIDES off of the July 1999 shelf registration for aggregate proceeds of $650.0 million, less offering costs of $19.5 million. Each FELINE PRIDES consists of a unit comprised of:

         (1) a three-year forward purchase contract under which the holder is obligated to purchase from Cox an indeterminable number of new shares of Cox Class A common stock based upon a settlement rate, and
         (2)      either:
                  (A) beneficial ownership of a 7% capital security having a stated liquidation amount equal to $50, representing a preferred undivided beneficial interest in the assets of Cox Trust II, a wholly owned financing subsidiary of Cox Communications, or
                  (B) a 5% undivided beneficial ownership in a zero coupon U.S. Treasury Security having a principal amount at maturity equal to $1,000.

         A forward purchase contract coupled with a 7% capital security is called an "Income PRIDE," and a forward purchase contract coupled with a treasury security is called a "Growth PRIDE." The forward purchase contract forming a part of a Growth PRIDE entitles the holder to an unsecured contract adjustment payments of .25% of $50 per year paid quarterly. Upon the issuance of the FELINE PRIDES, Cox recorded an increase of approximately $15.0 million to shareholders' equity equal to the fair value of the forward purchase contracts and offset by a decrease of approximately $0.5 million to shareholders' equity equal to the present value of the future contract adjustment payments under the Growth PRIDES.

The forward purchase contracts require the holder to purchase a minimum of
1.1962 shares and a maximum of 1.4414 shares of Cox Class A common stock per purchase contract depending upon the average of the closing price per share of Cox's Class A common stock for a 20 consecutive day period ending on the third trading day immediately preceding August 16, 2002.

         The 7% capital securities were issued by Cox Trust II, a Delaware business trust wholly owned by Cox, and the proceeds received by the trust were invested in Cox's 7% senior debentures due 2004, which represent the sole assets of the trust. The obligations of the trust related to its 7% capital securities are guaranteed by Cox to the extent that Cox makes payments pursuant to the senior debentures. This guarantee, when taken together with Cox's obligations under the senior debentures, the indenture governing the senior debentures and the amended and restated declaration of trust governing Cox Trust II, provides a full and unconditional guarantee of the trust's obligations with respect to its 7% capital securities. The FELINE PRIDES have been presented as mezzanine equity in Cox's consolidated balance sheet and the distributions paid by the trust, as well as the contract adjustment payments described above, are presented as minority interest in Cox's consolidated statements of operations.

         In October 1999, Cox RHINOS Trust, a wholly-owned financing subsidiary of Cox and a statutory business trust formed under the laws of the State of Delaware, sold 500,000 of Redeemable Hybrid Income Overnight Shares ("RHINOS") to a special purpose entity organized by Bank of America, N.A. for an aggregate offering of $500.0 million, less offering costs of $5.0 million. The RHINOS are long-term auction rate reset preferred securities of Cox RHINOS Trust. Cox RHINOS Trust used the proceeds from the sale of the RHINOS and from Cox's purchase of the common securities of Cox RHINOS Trust to purchase Auction Rate Reset Senior Notes Series A issued by Cox with economic terms substantially identical to those of the RHINOS. Cox used the net proceeds received from the sale of the senior notes to Cox RHINOS Trust for general corporate purposes. Cox will pay interest with respect to the senior notes and Cox RHINOS Trust will pay distributions with respect to the RHINOS at a floating rate based on LIBOR plus 75 basis points. The RHINOS will be presented as mezzanine equity in Cox's consolidated balance sheet and the distributions paid by the trust will be presented as minority interest in Cox's consolidated statement of operations.

         Cox may redeem the RHINOS and the related senior notes with the proceeds from one or more public offerings of its Class A common stock underwritten by Banc of America Securities LLC. If the RHINOS remain outstanding on October 6, 2002 or if the closing price of Cox's Class A common stock falls below $28.00 per share (subject to adjustment upon the occurrence of certain events), Cox may be required to remarket the RHINOS pursuant to their terms in a private auction to Qualified Institutional Buyers. The interest rate and maturity date of the RHINOS would be reset in connection with a successful remarketing.

8.       TRANSACTIONS WITH AFFILIATED COMPANIES

         Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from Cox Enterprises. Cox Enterprises performs day-to-day cash management services for Cox, with settlements of credit or debit balances between Cox and Cox Enterprises occurring periodically with interest at market rates (6.1% at September 30, 1999).

         Included in the amounts due to Cox Enterprises are the following transactions:

                                                                (THOUSANDS OF DOLLARS)
                                                                ---------------------
               Balance, December 31, 1998....................       $     170,596
               Cash transferred from Cox Enterprises.........             220,004
               Net operating expense reimbursements..........            (363,579)
                                                                    -------------

               Balance, September 30, 1999...................       $      27,021
                                                                    =============

9.       COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three- and nine-month periods ended September 30, 1999 and 1998.

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

RECENT ACQUISITIONS AND EXCHANGES

         See Note 3, for a description of recent acquisitions and exchanges of businesses to the notes to consolidated financial statements in Item 1 of this report.

RESULTS OF OPERATIONS

         The results of operations discussed below include the effects of the following:

         -        the August 1999 acquisition of TCA;
         - the August 1999 acquisition of cable television systems from First Commonwealth Communications, Inc.;
         - the August 1999 exchange of selected cable television systems with MediaOne;
         - the April 1998 disposition of Cox's partnership interests and net assets in and operations of PrimeStar Partners, L.P.;
         - the June 1998 acquisition of the Tucson and Sierra Vista, Arizona cable television system; and
         - the October 1998 acquisition of the Las Vegas, Nevada cable television system.

These transactions are collectively referred to in the discussion below as the 1999 and 1998 transactions.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenues for the three months ended September 30, 1999 were $587.9 million, a 41% increase over revenues of $416.0 million for the three months ended September 30, 1998. Of this increase, 28% relates to increased revenues from the 1999 and 1998 transactions. The remaining 13% increase is attributable to:

         - basic and digital customer growth at existing cable television systems;
         - rate increases, implemented primarily during the fourth quarter of 1998, resulting from channel additions, increased programming costs and the pass-through of inflation adjustments;
         - an increase in pay-per-view revenues due to the third quarter 1999 De La Hoya/Trinidad national boxing event and an increase in digital pay-per-view revenues;
         -        growth in local and national advertising sales during 1999;
                  and
         - growth in data, commercial telephony and residential telephony product offerings.

         Programming costs were $141.0 million for the third quarter of 1999, an increase of 41% over the same period in 1998. Of this increase, 29% relates to the 1999 and 1998 transactions. The remaining 12% increase is due to basic and digital customer growth at existing cable television systems and January 1999 programming rate increases and channel additions. Plant operations expenses increased 28% to $45.1 million. Of this increase, 20% relates to the 1999 and 1998 transactions. The remaining 8% increase relates to plant maintenance and costs related to new services at existing cable television systems.

         Marketing costs increased 57% to $40.6 million. Of this increase, 32% relates to the 1999 and 1998 transactions, including the acquisition of VPI Communications, Inc. through the TCA acquisition. The remaining 25% increase relates to costs associated with the rollout of digital video, high-speed data and telephony services. General and administrative expenses for the third quarter of 1999 increased 41% to $135.5 million due to the 1999 and 1998 transactions and costs associated with digital video, high-speed data and telephony services in newly launched markets.

         Operating cash flow (income before depreciation and amortization), a non-GAAP measure of performance, is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas of liquidity, operating performance and leverage. Operating cash flow increased 42% to $225.7 million for the third quarter of 1999. The operating cash flow margin (operating cash flow as a percentage of revenues) for the current quarter was 38.4%, an increase from 38.2% for the third quarter of 1998.

         Depreciation increased to $148.4 million for the third quarter of 1999 compared to $88.7 million during the same period in 1998 due to the 1999 and 1998 transactions and the continued upgrade and rebuild of our broadband network. Amortization increased to $45.4 million for the third quarter of 1999 compared to $19.8 million during 1998 due to the 1999 and 1998 transactions. Operating income for the third quarter of 1999 was $31.9 million, a decrease of 37% compared to the same period in 1998.

         Interest expense increased to $71.2 million for the third quarter 1999 compared to $48.7 million for the same period in 1998 primarily due to an increase in the total debt outstanding. Net gain on investments of $59.5 million was due to the $77.4 million pre-tax gain on the August 1999 exchange of cable television systems with MediaOne and offset by a $14.9 million pre-tax loss on August 1999 settlement of the costless collar agreements.

         Minority interest of $6.9 million primarily represents the accrued distributions on the FELINE PRIDES. Net income for the current quarter was $11.9 million as compared to $1,067.0 million for the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         Total revenues for the nine months ended September 30, 1999 were $1,596.3 million, a 30% increase over revenues of $1,230.1 million for the nine months ended September 30, 1998. Of this increase, 19% relates to increased revenues from the 1999 and 1998 transactions. The remaining 11% increase is attributable to:

         - basic and digital customer growth at existing cable television systems;

         - rate increases, implemented primarily during the fourth quarter 1998, resulting from channel additions, increased programming costs and the pass-through of inflation adjustments;
         - an increase in pay-per-view revenues due to the national boxing events during the first and third quarters 1999 and an increase in digital pay-per-view revenues;
         -        growth in local and national advertising sales during 1999;
                  and
         - growth in data, commercial telephony and residential telephony product offerings.

         Programming costs were $392.1 million for the nine months ended September 30, 1999, an increase of 35% over the same period in 1998. Of this increase, 21% relates to the 1999 and 1998 transactions. The remaining 14% increase is due to basic and digital customer growth at existing cable television systems, January 1999 programming rate increases, channel additions and the 1999 pay-per-view events. Plant operations expenses increased 22% to $120.4 million. Of this increase, 12% relates to the 1999 and 1998 transactions. The remaining 10% increase relates to plant maintenance and costs related to new services at existing cable television systems.

         Marketing costs increased 34% to $98.1 million. Of this increase, 18% relates to the 1999 and 1998 transactions, including the acquisition of VPI Communications, Inc. through the TCA acquisition. The remaining 16% increase relates to costs associated with the rollout of digital video, high-speed data and telephony services. General and administrative expenses for the first nine months of 1999 increased 35% to $375.6 million due to the 1999 and 1998 transactions and costs associated with digital video, high-speed data and telephony services in newly launched markets.

         Operating cash flow, a non-GAAP measure of performance, is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas of liquidity, operating performance and leverage. Operating cash flow increased 33% to $610.1 million for the first nine months of 1999. The operating cash flow margin for the nine months ended September 30, 1999 was 38.2%, an increase from 37.4% for the comparable period of 1998.

         Depreciation increased to $378.4 million for the nine months ended September 30, 1999 compared to $256.2 million during the same period in 1998 due to the 1999 and 1998 transactions and the continued upgrade and rebuild of our broadband network. Amortization increased to $98.1 million for the nine months ended September 30, 1999 compared to $56.2 million during 1998 due to the 1999 and 1998 transactions. Operating income for the nine months ended September 30, 1999 was $133.7 million, a decrease of 9% compared to the same period in 1998.

         Interest expense increased to $193.8 million for the nine months ended September 30, 1999 compared to $152.8 million for the same period in 1998 primarily due to an increase in the total debt outstanding offset by more favorable average interest rates during 1999. Equity in net losses of affiliated companies was $87.6 million primarily due to losses associated with Cox Communications PCS, L.P. Net gain on investments of $1,387.5 million includes the $908.5 million pre-tax gain on the transfer of Cox's remaining interest in Cox PCS to Sprint Corporation in May 1999, the $433.1 million pre-tax gain on the sale of Cox's interest in Telewest Communications plc in January 1999, the $77.4 million pre-tax gain on the August 1999 exchange of cable television systems with MediaOne and offset by a $14.9 million pre-tax loss on August 1999 settlement of the costless collar agreements.

         Minority interest of $6.9 million primarily represents the accrued distributions on the FELINE PRIDES. Net income for the nine months ended September 30, 1999 was $768.9 million as compared to $952.8 million for the comparable period in 1998.

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

         During the nine months ended September 30, 1999, Cox made capital expenditures of $798.2 million. These expenditures were primarily directed at upgrading and rebuilding its broadband network for the delivery of high-speed data and telephony. Capital expenditures for 1999 are expected to range between $925.0 million and $975.0 million. This estimate does not include any additional capital expenditures related to pending or consummated 1999 transactions.

         Investments in affiliated companies during the nine months ended September 30, 1999 consisted primarily of debt and equity funding to NextLink Nevada. Funding requirements for the remainder of 1999 for investments in affiliated companies are expected to be approximately $8.0 million. Payments for purchases of cable television systems primarily represent cash payments to TCA shareholders in connection with Cox's acquisition of TCA.

         During the nine months ended September 30, 1999, net repayments of $350.0 million were made for revolving credit borrowings and principal repayment of $150.0 million was made on the Floating Rate Reset Notes. Net repayments on commercial paper were $308.6 million.

SOURCES OF CASH

         Cox generated $209.7 million from operating activities during the nine months ended September 30, 1999. Proceeds from the sale of investments of $742.6 million relate primarily to the sale of Telewest during first quarter 1999.

         Cox Enterprises continues to perform day-to-day cash management services for Cox with settlements of balances between Cox and Cox Enterprises occurring periodically bearing interest at 50 basis points above Cox Enterprises' current commercial paper borrowings.

         In July 1999, Cox filed a registration statement on Form S-4 with the Securities and Exchange Commission to register shares of Cox Class A common stock expected to be issued to TCA shareholders as part of the TCA acquisition consideration. Also in July 1999, Cox and certain wholly-owned Cox financing trusts filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission under which Cox may issue from time to time shares of its Class A common stock and preferred stock, as well as debentures, bonds, notes and other evidences of indebtedness, stock purchase contracts and stock purchase units, and the Cox trusts may issue preferred securities and capital securities for an aggregate offering amount of up to $8.0 billion.

         In August 1999 under the July 1999 shelf registration, Cox issued:

         - $2.0 billion aggregate principal amount of senior debt securities with maturity dates ranging from August 15, 2000 to August 15, 2009 and interest rates ranging from LIBOR plus 60 basis points to 7.875%, less a discount of $2.9 million and offering costs of $9.2 million;

         - 10.1 million shares of Class A common stock for an aggregate offering of $350.3 million, less $12.4 million of offering costs; and

         - 13 million FELINE PRIDES for an aggregate offering of $650.0 million, less $19.5 million of offering costs and $15.0 million allocated to the fair value of the forward contracts embedded in these securities. These securities have been classified as mezzanine equity on Cox's balance sheet.

         Cox used these proceeds to partially finance certain acquisitions, for capital expenditures, to retire commercial paper indebtedness and for other general corporate purposes.

         In October 1999, Cox RHINOS Trust, a wholly-owned financing subsidiary of Cox and a statutory business trust formed under the laws of the State of Delaware, sold 500,000 of Redeemable Hybrid Income Overnight Shares ("RHINOS") to a special purpose entity organized by Bank of America, N.A. for an aggregate offering of $500.0 million, less offering costs of $5.0 million. The RHINOS are long-term auction rate reset preferred securities of Cox RHINOS Trust. Cox RHINOS Trust used the proceeds from the sale of the RHINOS and from Cox's purchase of the common securities of Cox RHINOS Trust to purchase Auction Rate Reset Senior Notes Series A issued by Cox with economic terms substantially identical to those of the RHINOS. Cox used the net proceeds received from the sale of the senior notes to Cox RHINOS Trust for general corporate purposes. Cox will pay interest with respect to the senior notes and Cox RHINOS Trust will pay distributions with respect to the RHINOS at a floating rate based on LIBOR plus 75 basis points. The RHINOS will be presented as mezzanine equity in Cox's consolidated balance sheet and the distributions paid by the trust will be presented as minority interest in Cox's consolidated statement of operations.

         Cox may redeem the RHINOS and the related senior notes with the proceeds from one or more public offerings of its Class A common stock underwritten by Banc of America Securities LLC. If the RHINOS remain outstanding on October 6, 2002 or if the closing price of Cox's Class A common stock falls below $28.00 per share (subject to adjustment upon the occurrence of certain events), Cox may be required to remarket the RHINOS pursuant to their terms in a private auction to Qualified Institutional Buyers. The interest rate and maturity date of the RHINOS would be reset in connection with a successful remarketing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In 1998, SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. Management is in the process of assessing the impact of SFAS No. 133 on the consolidated financial statements.

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

         The initial discussions of Year 2000 readiness exclude information on pending acquisitions, which are discussed separately, below.

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

                  STATUS OF INITIATIVE AS OF NOVEMBER 1, 1999

-------------------------------------------------------------------------------
             APPLICATIONS   INFRASTRUCTURE    PLANT          VENDORS
-------------------------------------------------------------------------------
Phase 1-4      Complete       Complete      Complete        Complete
-------------------------------------------------------------------------------
Phase 5        Complete       Complete      Complete        Complete
-------------------------------------------------------------------------------
Phase 6        Complete       Complete      Complete        Complete
-------------------------------------------------------------------------------
Phase 7        Complete       Complete      Substantially   Complete
                                            complete
-------------------------------------------------------------------------------

         Applications. Applications consist of custom and packaged software. In 1995, Cox began a company-wide business systems replacement project to meet the growth in the cable business and to meet emerging business needs. Accordingly, Cox was in the process of replacing or upgrading substantially all applications irrespective of the Year 2000 issue.

         Cox's two most critical applications are its common financial system and the cable operation support and billing system. The financial system is based on packaged software from JDEdwards. This software was upgraded to version 7.5 during fourth quarter 1998. Cox has made appropriate inquiries and JDEdwards has provided certification that Version 7.5 is Year 2000 compliant. Cox operates all of its cable properties using the ICOMS subscriber management system licensed from Convergys, Inc. Cox has made appropriate inquiries and Convergys, Inc. has provided opinions indicating that the release of ICOMS used by Cox cable television systems, other than those recently acquired from TCA Cable TV, Inc. (see below), is Year 2000 compliant. Additionally, Cox has conducted its own testing of its billing and customer care platform. Such testing has included the testing of interfaces with numerous external partners including @Home, bill printers and lockboxes. Such testing resulted in no critical failures.

         Cox has a very limited inventory of custom or in-house developed software. Cox believes that all such software has been made Year 2000 compliant.

         Infrastructure. Infrastructure consists of local- and wide-area networks, hardware, processors and operating systems. Cox has received recommendations from significant vendors as to the appropriate version of software needed to be Year 2000 compliant. Cox has implemented such upgrades as are required for Year 2000 compliance on all central processor resources as well as all LAN and WAN elements. The project team has also conducted reviews of non-information technology systems (i.e., elevator, automated lighting, building security systems, fire suppression systems, etc.). Based upon the project team's review, Cox has concluded that exposure from non-information technology systems failing to be Year 2000 compliant is limited and does not pose a material operational or financial risk to the company. Systems that were found to be non-compliant have been upgraded.

         Plant. The cable plant is comprised of an integrated distribution network providing video, voice and data services to its customers. In 1995, Cox began to deploy fiber optic cable and to upgrade the technical quality of its hybrid fiber-coaxial broadband network facilitating the delivery of additional programming and services. As a result, substantially all of Cox's cable plant equipment and software is state-of-the-art, which has helped to reduce the level of plant Year 2000 issues. As of November 1, 1999, Cox has received all known necessary hardware and software upgrades to its plant. Cox plans to perform its last upgrade to its digital controllers during the first half of November. All other upgrades, known to be required, are complete and the plant is deemed to be Year 2000 ready for all video, voice, and data services. Cox has developed testing and integration testing procedures, and has completed significant testing activity. Due to the nature of the cable plant network, testing procedures are dependent on testing performed by vendors and Cox in a non-production environment. Cox has evaluated all equipment used to provide Emergency Alert Services. All such equipment has been certified by its supplier to be Year 2000 compliant.

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

Lockdown and Event Management

         Cox has entered a lockdown of its susceptible systems beginning November 1, 1999. After that date, all material changes must be approved by its Chief Information Officer. This lockdown period is expected to terminate in late January 2000.

         Cox has made arrangements to ensure that appropriate personnel, including key engineering and information technology resources, are available to respond to any situations that may be encountered. A coordinated group will have the resources required to identify, track, prioritize, remediate, and report on any events encountered.

Costs

         Total costs associated with Year 2000 compliance are not expected to be material to Cox's financial position. Most of the costs associated with Cox's applications systems, including subscriber equipment, upgrades and replacements are being incurred irrespective of the Year 2000 initiative. In addition, the timing of these upgrades and replacements has not been accelerated in order to become Year 2000 compliant. As of November 1, 1999, the total incremental costs expended on the Year 2000 initiative is approximately $2.4 million. Cox expects that the total incremental costs of the Year 2000 initiative upon completion will be less than $3.0 million.

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

Closed and Pending Acquisitions

         Cox has completed the TCA acquisition, as well as the acquisition of certain cable television systems from Media General, MediaOne, First Commonwealth Communications, Inc. and Cable Plus Holding Company. Prior to the acquisition of each of these systems, their respective owners began implementing its own Year 2000 readiness initiative. In connection with each acquisition, the seller has either covenanted, warranted or represented to Cox that the acquired systems are either already Year 2000 compliant, that such systems will be compliant before the respective acquisitions' closing dates, or that it is on track with its plan to address the Year 2000 problem. Cox is in the process of verifying the compliance claims, and further, has negotiated certain contractual rights in connection with the acquisitions providing recourse against the sellers in the event that covenants, representations, and warranties relating to Year 2000 readiness are not met. Following the closing of the recent transactions, Cox has identified and in some cases remediated certain systems and components. At present, Cox is unaware of any likely material failures. However, the acquired systems operate on diverse platforms, some of which are based on older and possibly outdated technologies and in some instances have not been certified compliant by their vendors.

         Cox is also in the process of acquiring certain cable televisions systems from Gannett Co., Inc. and AT&T and anticipates closing these acquisitions during the first half of 2000. Certain historical information on Year 2000 readiness for systems acquired from Gannett and AT&T, both of whom are required to make periodic filings with the SEC, may be available in those companies' respective 10-Q filings.

Contingency and Business Continuation Plan

         The Year 2000 initiative calls for suitable contingency planning for Cox's at-risk business functions. Cox normally makes contingency plans in order to avoid interrupted service providing video, voice and data products to Cox's customers. The normal contingency planning has been and is being revised where appropriate, to specifically address Year 2000 exposure with respect to service to customers.

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

         The carrying amounts of cash, accounts receivable, other assets, accounts payable, deferred income and amounts due to Cox Enterprises are reasonable estimates of their fair value at September 30, 1999 and December 31, 1998.

         The estimated fair value of debt instruments is based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The commercial paper and the floating rate notes at September 30, 1999 and the revolving credit agreements, commercial paper and Floating Rate Reset Notes at December 31, 1998 bear interest at current market rates and, thus, approximate fair value. Cox is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

         The estimated fair value of Cox's remaining debt instruments at September 30, 1999 was $3,887.0 million compared to a carrying amount of $4,062.6 million. The estimated fair value of the remaining debt instruments at December 31, 1998 was $2,385.7 million compared to a carrying amount of $2,393.6 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the remaining debt instruments with a carrying amount of $4,062.6 million to $4,102.9 million at September 30, 1999 and $2,393.6 million to $2,540.6 million at December 31, 1998.

         The fair values of some of Cox's investments are estimated based on quoted market prices for those or similar investments. For cost method investments for which there are no quoted market prices, a reasonable estimate of fair value was not practicable as such estimate could not be made without incurring excessive costs.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable television system subsidiaries in California arising out of the manner in which such systems sell premium channel cable services. The suit alleges that Cox's California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a-la-carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On February 13, 1998, the Court granted Cox's motion to stay the suit and referred it on grounds of Primary Jurisdiction to the Federal Communications Commission for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. The plaintiffs filed a Petition for Order to Show Cause against Cox on October 1, 1998. In addition, they sought to have the stay lifted by the court. On January 15, 1999, the court denied the plaintiff's motion to lift the stay. On July 19, 1999, the FCC dismissed the Petition without prejudice to any further FCC action at a later date. In doing so, the FCC found that Cox has complied with the rules at issue with regard to its southern San Diego operations where the three named petitioners are subscribers. At a status conference on October 21, 1999, the Court gave the plaintiffs 30 days to file an amended complaint and the defendants 30 days thereafter to file a response. Cox will continue to defend the action vigorously. The outcome of this matter cannot be predicted at this time.

         Cox and certain subsidiaries are defendants in eight putative subscriber class action suits in state courts in Arizona, Oklahoma, Louisiana, Florida, Nebraska, Indiana, Texas and Nevada initiated between October 17, 1997 and December 17, 1998. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in different stages of defense and, in four cases, the parties have reached settlement agreements. Settlements in Oklahoma and Florida have been approved by the court. Settlements in Arizona and Nevada are pending court approval. The court approval of the settlement of the Florida case is on appeal, pending oral argument. The remaining actions are being defended vigorously. The outcome of these matters cannot be predicted at this time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 6, 1999, Cox RHINOS Trust, a wholly owned financing subsidiary of Cox, sold securities in a transaction exempt from registration pursuant to Section 4(2) under the Securities Act of 1933. For more information regarding this transaction, see Note 7 to Cox's consolidated financial statements. Banc of America Securities, LLC acted as placement agent for this transaction and is entitled to receive an aggregate placement fee of $12.5 million for such services, $5.0 million of which was paid at closing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                  4.1  --  Second Supplemental Indenture, dated as of October
                           6, 1999, by and between Cox Communications, Inc., as
                           Issuer and The Bank of New York, as Trustee.

                  4.2  --  Guarantee Agreement, dated as of October 6, 1999, by and between Cox Communications, as Guarantor and The
                           Bank of New York as Guarantee Trustee.

                  10.1 -- Remarketing Agreement, dated as of October 6, 1999, by and among Cox Communications, Inc., Cox RHINOS
                           Trust and Banc of America Securities LLC.

                  10.2 -- Amended and Restated 364-Day Credit Agreement, dated as of September 28, 1999, by and among Cox
                           Communications, Inc., Bank of America National Trust and Savings Association, as Syndication Agent, The
                           Bank of New York and Wachovia Bank, N.A., as
                           Co-Documentation Agents, Chase Bank of Texas,
                           National Association, as Administrative Agent for the Banks, and Chase Securities Inc., as Sole Book
                           Manager and Lead Arranger.

                  10.3 -- Amended and Restated Five-Year Credit Agreement, dated as of September 28, 1999, by and among Cox
                           Communications, Inc., The Chase Manhattan Bank, as
                           Documentation Agent, Chase Bank of Texas, National
                           Association, as Administrative Agent for the Banks, and Chase Securities Inc., as Sole Book Manager and
                           Lead Arranger.

                  27   --  Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

         Form 8-K dated July 7, 1999 (filed July 7, 1999) reporting the proposed acquisition of AT&T cable television systems under Item 5. The 8-K was amended on July 28, 1999, August 10, 1999 and August 11, 1999 by filing the associated Agreement and Plan of reorganization as
         Exhibit 2.1 and including certain pro forma financial statements under
         Item 7.

         Form 8-K dated July 27, 1999 (filed July 27, 1999) reporting the proposed acquisition of cable television systems from Gannett Co., Inc. under Item 5 and filing the associated Asset Purchase Agreement as Exhibit 2.1 under Item 7.

         Form 8-K dated August 12, 1999 (filed August 23, 1999) reporting the consummation of certain public offerings by Cox under Item 5 and incorporating by reference certain documents into Cox's registration statement on Form S-3 (File No. 333-82575) under Item 7.

         Form 8-K dated August 12, 1999 (filed August 25, 1999) reporting the completion of Cox's acquisition of TCA under Item 5 and filing certain related documents under Item 7.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


COX COMMUNICATIONS, INC.




       /s/ Jimmy W. Hayes                          Date:  November 8, 1999
----------------------------------------
      Jimmy W. Hayes
      Executive Vice President,
      Finance and Administration
      and Chief Financial Officer
      (Principal Financial Officer)