Form 10-K405
period 1999-12-31
COX COMMUNICATIONS INC /DE/
filed 2000-03-23
CIK 25305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-6590

                                   (COX LOGO)

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

                     Class A Common Stock, $1.00 par value
                                 Income PRIDES
                                 Growth PRIDES
                 Exchangeable Subordinated Debentures due 2029
                3% Exchangeable Subordinated Debentures due 2030

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 29, 2000, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $26,120,609,289 based on the closing price on the New York Stock Exchange on such date.

     There were 577,251,034 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1999 Summary Annual Report to Stockholders are incorporated by reference into Part II, and portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

                            COX COMMUNICATIONS, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   35
Item 3.    Legal Proceedings...........................................   36
Item 4.    Submission of Matters to a Vote of Security Holders.........   37

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   37
Item 6.    Selected Consolidated Financial Data........................   37
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   39
Item 7a.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................   47
Item 8.    Consolidated Financial Statements and Supplementary Data....   49
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   82

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   82
Item 11.   Executive Compensation......................................   82
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   82
Item 13.   Certain Relationships and Related Transactions..............   82

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   82

SIGNATURES.............................................................   87

                                     PART I

ITEM 1.  BUSINESS

     Cox Communications, Inc. is one of the nation's largest broadband communications companies with U.S broadband network operations and investments in cable television programming networks, telecommunications and technology, and broadband networks. Cox operates in one operating segment, broadband communications.

     Cox's business strategy is to utilize the technological capabilities of its advanced broadband network, its strong locally and regionally clustered cable television systems and its longstanding commitment to superior customer service to provide an array of entertainment and communications services to both residential and commercial customers in its markets. Today, these services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Additional services could include video on demand, Internet to the television, targeted advertising and other types of interactive and e-commerce applications.

     In addition, Cox has sought to utilize its expertise and position as one of the nation's premier cable television companies to invest in programming and telecommunications and technology companies which are complementary to Cox's business strategy. Cox believes that these investments have contributed to the growth of its broadband communications business and that its leadership position in broadband communications has facilitated the growth of these investments. Cox seeks to utilize insights gained from the integrated operations of its cable television systems and related programming and telecommunications and technology investments to continue its leadership in the broadband communications industry by anticipating and capitalizing upon long-term industry trends.

     Cox is an indirect 67.4% owned subsidiary of Cox Enterprises, Inc. ("CEI"). CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest diversified media companies in the United States with consolidated revenues in 1999 of approximately $6.1 billion. CEI, which has a 102-year history in the media and communications industry, publishes 16 daily newspapers and owns or operates 13 television stations in addition to its interest in Cox. Through its indirect majority-owned subsidiary, Cox Radio, Inc., CEI owns or operates 76 radio broadcast stations pending closing of previously announced transactions. Through Manheim Auctions, CEI is also the world's largest operator of wholesale auto auctions.

U.S. BROADBAND NETWORKS

BUSINESS STRATEGY

     Cox believes that aggressive investment in the technological capabilities of its broadband network, the long-term competitive advantages of clustering and commitment to customer service will enhance its ability to continue to grow its cable television operations and offer new services to existing and new customers.

     TECHNOLOGY AND CAPITAL IMPROVEMENTS. Cox emphasizes high technical standards for its cable television systems. Cox continues to deploy fiber optic cable and to upgrade the technical quality of its hybrid fiber-coaxial broadband network. The result is a significant increase in network capacity, quality and reliability, facilitating the delivery of additional programming and services such as digital video, high-speed Internet access, and local and long-distance telephone services.

     Cox strives to maintain the highest technological standards in the industry. Cox's U.S. cable television systems have bandwidth capacities ranging from 400 MHz to 750 MHz, which permits carriage of 54 to 112 analog channels. Giving effect to the completion of the acquisition of cable television systems from both Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., and AT&T Corp., as if they occurred on December 31, 1999, approximately 70% of Cox's networks had bandwidth capacity of 550 MHz or 750 MHz. Cox anticipates that approximately 79% of its networks will have bandwidth capacity of 550 MHz or 750 MHz by the end of 2000. Including the effects of the Multimedia and AT&T cable television systems acquisitions, Cox anticipates that, of its fifteen largest systems at the end of 2000, approximately 80% of its customers will have access to 750 MHz capacity and over 4.5 million customers will be able to receive two-way services.

     In addition to increasing channel capacity, Cox's investment in technology has improved the reliability of its service. Cox's hybrid fiber-coaxial broadband networks had a 99.990% reliability rate in 1999, as measured by average customer minutes of outage per year, which exceeds the BellCore standard of 99.989% utilized by the Regional Bell Operating Companies. Cox's fiber optic network design of ring-in-ring architecture provides significant improvements over existing non-ring network architecture in capability, flexibility, and reliability, without creating additional cost.

     CLUSTERING. As an integral part of its broadband communications strategy, Cox has continually sought the advantages and efficiencies of operating large local and regional cable television clusters. As of December 31, 1999, approximately 70% of Cox's customers were served by Cox's 15 largest clusters which averaged approximately 285,000 customers each. See "-- Cable
Television -- Operating Data." Locally and regionally clustered cable television systems enable Cox to reduce expenses through the consolidation of marketing and support functions and to place more experienced management teams at the system level who are better equipped to meet the new competitive and regulatory challenges of today's telecommunications industry. Local and regional clusters will also increase the speed and effectiveness of Cox's new product and services deployment, enhancing its ability to increase both customers and revenues.

     CUSTOMER AND COMMUNITY SERVICE. Strong customer service is a key element of Cox's business strategy to deliver new advanced communications services for its customers. Cox has always been committed to customer service and has been recognized by several industry groups as a leader in providing quality customer service. Cox believes that its high level of customer satisfaction will help it compete more effectively as it delivers new services such as digital video, high-speed Internet access, and local and long-distance telephone. Cox places special emphasis on training its customer contact employees and has developed customer service standards and programs that exceed national customer service standards developed by the National Cable Television Association and the FCC.

     A key element of Cox's community service is enhancing education through the use of cable technology and programming. Cox currently participates in four major education initiatives:

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

          3. Cox Model Technology Schools established by Cox in Chula Vista, California; Omaha, Nebraska; Norfolk, Virginia and Phoenix, Arizona, where it is testing future broadband services, such as interactive fiber optic links to local colleges, to determine their value in the classroom; and

          4. The Multimedia Academy established by Cox to train educators, students, parents, and community leaders about the use of multimedia technology as an educational tool.

     ADVERTISING REVENUE. In addition to providing entertainment and community services to its residential and commercial customers, Cox derives revenues from the sale of advertising time on satellite-delivered networks such as ESPN, MTV and CNN. Currently, Cox inserts advertising on 40 channels in each of its cable television systems. Local cable television advertising is often more effective and less expensive than alternative local advertising sources. As such, Cox expects continued growth of this revenue source. In addition, Cox participates in the national and regional cable television advertising market through its investment in National Cable Communications, L.L.C., a partnership which represents cable television companies to advertisers. National Cable Communications is the largest representation firm in spot cable advertising sales.

CABLE TELEVISION

     Cox's cable television operations represent the primary element of its integrated broadband communications strategy. As of December 31, 1999, these clusters passed approximately 8.0 million homes and provided service to approximately 5.1 million customers.

     Cox's cable television systems offer customers packages of basic and cable programming services consisting of television signals available off-air, a limited number of television signals from so-called "superstations," numerous satellite-delivered non-broadcast channels (such as CNN, MTV, USA Network, ESPN, Arts and Entertainment Channel, The Discovery Channel, The Learning Channel, Turner Network Television and Nickelodeon), displays of information featuring news, weather, stock and financial market reports and public, governmental and educational access channels. Cox's cable television systems also provide premium television services to their customers for an extra monthly charge. Such services (including Home Box Office, Showtime, Starz and Cinemax) are satellite-delivered channels that consist principally of feature motion pictures presented without commercial interruption, sports events, concerts and other entertainment programming. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium television services, which constitute the principal sources of revenues to Cox.

     OPERATING DATA. The following table indicates the growth of Cox's cable television systems by summarizing basic customers, new services, the number of homes passed by cable, premium service units and penetration levels as of December 31 for each of the five years set forth below:

                                      1999        1998        1997        1996        1995
                                    ---------   ---------   ---------   ---------   ---------
Basic customers(a)................  5,136,184   3,753,608   3,235,338   3,259,384   3,248,759
New services(b)...................    554,025     169,731      18,941          --          --
                                    ---------   ---------   ---------   ---------   ---------
Revenue Generating Units(c).......  5,690,209   3,923,339   3,254,279   3,259,384   3,248,759
Homes passed(d)...................  8,031,340   5,923,428   5,023,870   5,016,749   5,005,858
Basic penetration(e)..............       64.0%       63.4%       64.4%       65.0%       64.9%
Premium service units(f)..........  3,237,013   2,206,833   1,865,184   2,000,673   1,827,068

---------------

(a) A home with one or more television sets connected to a cable television system is counted as one basic service customer.
(b) New services include Cox Digital Television, high-speed Internet access and Cox Digital Telephone.
(c) Each basic customer and each new service is a Revenue Generating Unit. In certain locations, a household may purchase more than one new service, each of which is counted as a separate Revenue Generating Unit.
(d) A home is deemed to be "passed" if it can be connected to the distribution system without any further extension of the distribution plant.
(e)  Basic customers as a percentage of homes passed.
(f) Premium service units include single or multi-channel services offered for a monthly fee per service.

     The following pro forma basic customers give effect to the acquisitions of cable television systems from both Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., and AT&T Corp. had occurred on December 31, 1999:

                                                                BASIC
                                                              CUSTOMERS
TOP 15 LOCAL AND REGIONAL CLUSTERS:                           ---------
     Phoenix, AZ............................................    617,615
     San Diego, CA..........................................    513,673
     New England............................................    431,871
     Hampton Roads, VA......................................    411,738
     Las Vegas, NV..........................................    339,968
     New Orleans, LA........................................    264,286
     Northern Virginia......................................    261,821
     Oklahoma City, OK......................................    234,827
     Orange County, CA......................................    232,058
     Omaha, NE..............................................    173,010
     Wichita, KS............................................    164,240
     Tulsa, OK..............................................    159,402
     Fort Walton/Pensacola, FL..............................    157,026
     Baton Rouge, LA........................................    150,901
     Tucson, AZ.............................................    132,272
                                                              ---------
          Pro Forma Subtotal -- Top Fifteen Local and
          Regional Clusters.................................  4,244,708
                                                              ---------

OTHER LOCAL AND REGIONAL CLUSTERS:
     Arkansas...............................................    295,729
     California.............................................    156,333
     Florida................................................     89,821
     Georgia................................................     72,478
     Louisiana..............................................    239,396
     Kansas.................................................    143,139
     North Carolina.........................................     95,813
     Ohio...................................................     74,972
     Oklahoma...............................................     86,995
     Texas..................................................    496,073
     Virginia...............................................     57,783
     Idaho..................................................     10,050
     Mississippi............................................     13,206
     Other..................................................     25,923
                                                              ---------
          Pro Forma Subtotal -- Other Local and Regional
          Clusters..........................................  1,857,711
                                                              ---------
PRO FORMA TOTAL BASIC CUSTOMERS.............................  6,102,419
                                                              =========

     FRANCHISES. Cable television systems are constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchise agreements typically contain many conditions, such as time limitations on commencement and completion of system construction, service standards including number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchise agreements are subject to federal regulation under the Cable Communications Policy Act of 1984, as amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996.

     As of March 2000, Cox held approximately 600 franchises. These franchises provide for the payment of fees to the issuing authority. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. For both 1999 and 1998, franchise fee payments made by Cox averaged approximately 4% of gross revenues.

     Cox has never had a franchise revoked. The 1984 Cable Act provides for an orderly franchise renewal process, and it establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. A franchising authority may not unreasonably withhold the renewal of a franchise. If a franchise renewal is denied and the franchise authority or a third party acquires the system, then the franchise authority must pay the operator the "fair market value" for the system covered by the franchise, but with no value allocated to the franchise itself. Cox believes that it has satisfactory relationships with its franchising authorities.

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

COX DIGITAL TELEVISION

     Digital compression technology currently allows up to 12 digital channels to be inserted into the space of only one traditional analog channel. Digital compression enables Cox to increase the channel capacity of its cable television systems by approximately 200 channels. Cox believes that its cable television system upgrades, along with the implementation of digital compression technology, will provide its customers with greater programming diversity, better picture quality, improved reliability and enhanced service. A Cox Digital Television customer can currently receive up to 200 channels, including enhanced pay-per-view service, digital music channels, new networks grouped by genre and an interactive program guide. Below is a summary of Cox Digital Television operating statistics as of December 31, 1999 and 1998:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Digital television ready homes passed.......................  4,247,032   2,028,307
Digital customers...........................................    265,296      74,843
Digital penetration.........................................        6.2%        3.7%

HIGH-SPEED INTERNET ACCESS

     The use of computers, online services and the Internet has increased significantly over the last few years. Cox believes in the revenue opportunities of Internet-related services and is taking advantage of these opportunities by providing high-speed Internet access and work-at-home services to residential customers through its residential data service, Cox@Home. Cox@Home delivers access to the Internet at speeds of up to 100 times faster than traditional phone modems and provides unique online content that capitalizes on the substantial capacity of Cox's broadband network. To enhance Cox's cable based high-speed Internet access market, Cox has an equity interest in Excite@Home. See "-- Investments -- Telecommunications and Technology
Investments -- Excite@Home." Below is a summary of Cox's high-speed Internet access operating statistics as of December 31, 1999 and 1998:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Data ready homes passed.....................................  3,759,229   2,634,515
Customers...................................................    186,918      67,069
Penetration.................................................        5.0%        2.5%

COX DIGITAL TELEPHONE

     Cox utilizes the capacity and reliability of its advanced broadband network, which will pass virtually all homes and most businesses in its markets, by providing local telephone services and reselling long distance services. Cox can thereby access a portion of a revenue market of approximately $180.0 billion for telephony services. Below is a summary of Cox Digital Telephone operating statistics as of December 31, 1999 and 1998:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              ---------   -------
Telephone ready homes passed................................  1,150,367   611,253
Customers...................................................    101,811    27,819
Penetration.................................................        8.9%      4.6%
Lines.......................................................    150,812    42,668
Lines per customer..........................................       1.48      1.53

COX BUSINESS SERVICES

     Cox delivers telecommunications services to businesses through its competitive local exchange carrier operation, Cox Business Services. Through its dedicated fiber optic networks, Cox Business Services provides business customers video, telephony and high-speed Internet access services. Below is a summary of Cox Business Services as of December 31, 1999 and 1998:

                                                                 DECEMBER 31
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Buildings connected on-net..................................    1,513       530
Voice grade equivalent circuits.............................  638,943   322,615

INVESTMENTS

CABLE TELEVISION PROGRAMMING INVESTMENTS

     Cox has made substantial investments in cable television networks as a means of generating additional interest among consumers in cable television. The following table summarizes Cox's significant programming investments as of December 31, 1999:

                                                                             COX
INVESTMENT                         DESCRIPTION                        OWNERSHIP INTEREST
----------                         -----------                        ------------------
Discovery Communications, Inc....  The Discovery Channel, The               24.6%
                                     Learning Channel, Animal Planet
                                     Network, retail and other
                                     ancillary businesses
Flextech plc.....................  Cable and satellite television     20,701,084 shares
                                     programming based in the United
                                     Kingdom
GEMS Television..................  Spanish-language service targeted        50.0%
                                   at women
In Demand, L.L.C.................  Pay-per-view programming,                11.1%
                                   formerly Viewer's Choice
Music Choice.....................  Digital audio services                   13.6%
Outdoor Life Network.............  Outdoor recreation-related               33.0%
                                     programming
Product Information Network......  Infomercial distribution                 45.0%
Speedvision Network..............  Automotive, marine and aviation-         32.7%
                                     related programming

     Discovery Communications, Inc. The principal businesses of Discovery Communications, Inc. are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, Discovery Europe and its retail division consisting primarily of over 100 stores of The Nature Company. The Discovery Channel provides nature, science and technology, history, exploration and adventure programming and is distributed to customers in virtually all cable homes in the United States. The Learning Channel broadcasts a variety of educational and nonfiction programming. In addition, through internally generated funding, investments are being made by Discovery in building a documentary programming library. Cox accounts for its investment in Discovery under the equity method.

     Flextech plc. Flextech plc is an English publicly held programming company. Cox accounted for its investment in Flextech under the fair value method. In March 2000, Cox sold its entire interest in Flextech and received net proceeds of approximately $522.3 million. Cox expects to recognize a gain in connection with this transaction during first quarter 2000.

     GEMS Television. GEMS Television provides Spanish language television programming for distribution in the United States, South America and other Spanish and Portuguese-speaking regions. The programming of GEMS Television is produced in Venezuela, consists largely of telenovelas (soap operas) and is targeted primarily to Spanish-speaking women in both Latin America and the United States. Cox accounts for its investment in GEMS Television under the equity method.

     In Demand, L.L.C. In Demand, L.L.C. is a cable operator-controlled buying cooperative for pay-per-view programming. Cox accounts for its investment in In Demand under the cost method.

     Music Choice. Music Choice distributes audio programming in a digital format via coaxial cable to more than one million customers in the United States. This service allows cable television customers to receive compact disc quality sound in diverse music formats. Cox accounts for its investment in Music Choice under the cost method.

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

TELECOMMUNICATIONS AND TECHNOLOGY INVESTMENTS

     Cox has made substantial investments in telecommunications and technology. The following table summarizes Cox's significant telecommunications and technology investments as of December 31, 1999:

                                                                           COX
INVESTMENT                        DESCRIPTION                       OWNERSHIP INTEREST
----------                        -----------                       ------------------
AT&T Corp.(a)...................  Long-distance telephone, cable    50,333,401 shares
                                  television, and other
                                  telecommunications services
Cox Interactive Media Joint       Operates and promotes                   49.0%
  Ventures......................  advertising supported local
                                  Internet content
Excite@Home.....................  Nationwide network providing      29,114,600 shares
                                  high-speed internet access and
                                  unique online content via cable
                                  modems, formerly @Home
                                  Corporation
Liberate Technologies,            Interactive applications           1,041,666 shares
  Ltd.(b).......................  software
National Cable Communications...  Cable television advertising            16.7%
                                  sales
NextLink Nevada.................  Telecommunications services in          37.5%
                                  Las Vegas and other areas of
                                  Nevada
Sprint PCS(c)...................  Wireless telecommunications       132,800,830 shares
TiVo, Inc.......................  Developer of consumer electronic    240,153 shares
                                  device that stores real-time
                                  video on hard disks

---------------

(a) In April 1999, AT&T's outstanding shares split three-for-two. Accordingly, all shares presented herein reflect the effect of this stock split.
(b) In January 2000, Liberate's outstanding shares split two-for-one. Accordingly, all shares presented herein reflect the effect of this stock split.

(c) Cox also owns warrants to purchase Sprint PCS common stock -- Series 2 and convertible preferred stock which are exercisable or convertible into 10.3 million shares of Sprint PCS common stock -- Series 2. In February 2000, Sprint PCS' outstanding shares split two-for-one. Accordingly, all shares presented herein reflect the effect of this stock split.

     AT&T Corp. In March 2000, Cox's 50.3 million shares of AT&T common stock were exchanged for the stock of AT&T subsidiaries that own cable television systems serving approximately 495,000 customers and certain other assets and liabilities, including cash. See "Acquisitions, Transactions and Investments" in
Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Cox Interactive Media Joint Ventures. Cox has invested in a series of local joint ventures with Cox Interactive Media, Inc., an indirect, wholly owned subsidiary of CEI, to develop, operate and promote advertising supported local Internet content, or City Sites, in the markets where Cox operates cable television systems featuring high-speed Internet access. Cox Interactive Media owns the remaining equity interest in the joint ventures and is responsible for the day to day operations of the joint ventures. Cox accounts for its investment in the Cox Interactive Media joint ventures under the equity method.

     Excite@Home. Excite@Home, formerly @Home Corporation, is both an Internet service and content provider and supplier of comprehensive Internet navigation services. Excite@Home provides customers high-speed access to the Internet via a cable modem and the cable television broadband network. In May 1999, @Home Corporation acquired Excite and changed its name to Excite@Home. Cox accounts for its investment in Excite@Home under the fair value method.

     Liberate Technologies, Ltd. Liberate Technologies develops and sells software that enables the delivery of Internet-enhanced content and applications to information appliances, such as cable television set-top boxes, game consoles and personal digital assistants. In May 1999, Cox purchased 1,041,666 shares of Liberate's common stock for $5.0 million. Liberate completed an initial public offering of its common stock in July 1999. Cox accounts for its investment in Liberate Technologies under the fair value method.

     National Cable Communications. National Cable Communications is the largest cable advertising representation firm which enables advertisers to place advertising with selected multiple systems on a regional or national single-source basis. Cox accounts for its investment in National Cable Communications under the cost method.

     NextLink Nevada. NextLink Nevada markets and provides telephony services in the Las Vegas metropolitan area and elsewhere in Nevada through telephone networks owned or leased by NextLink Nevada. Cox accounts for its investment in NextLink Nevada under the equity method.

     Sprint PCS. Sprint PCS is a personal communications services provider and an indirect wholly-owned subsidiary of Sprint Corporation. At December 31, 1999, Cox's investment in Sprint PCS was comprised of 132.8 million shares of Sprint PCS common stock -- Series 2 and warrants to purchase Sprint PCS common stock -- Series 2 and convertible preferred stock which are exercisable or convertible into 10.3 million shares of Sprint PCS common stock -- Series 2. Cox accounts for its investment in Sprint PCS under the fair value method.

     In November 1999, Cox issued 14,375,000 exchangeable subordinated debentures due 2029, which are referred to as PRIZES. The PRIZES are indexed to the trading price of Sprint PCS common stock -- Series 1 and are exchangeable by the holder for cash. See Note 9, "Debt" in Part II, Item 8 "Consolidated Financial Statements and Supplementary Data." In December 1999, Cox sold 3.9 million shares of its Sprint PCS common stock -- Series 2 for approximately $197.3 million and recognized a pre-tax gain of approximately $165.6 million. Cox sold an additional 16.1 million shares of Sprint PCS common stock -- Series 2 in January and February 2000 and expects to recognize a gain in first quarter 2000. In March 2000, Cox issued $275.0 million aggregate principal amount 3% Exchangeable Subordinated Debentures due 2030, which are referred to as Premium PHONES. The Premium PHONES are exchangeable by the holder initially for cash and, beginning in March 2002, at Cox's election, for cash or Sprint PCS common stock -- Series 2. See Notes 19, "Subsequent Events," in Part II, Item 8 "Consolidated Financial Statements and Supplementary Data."

     TiVo, Inc. TiVo, Inc. develops a consumer electronic device that acts like a digital personal video recorder, storing real-time video on hard disks. Cox accounts for its investment in TiVo under the fair value method.

     Cox PCS. In May 1999, Cox exercised its right under the Cox Communications PCS, L.P. partnership agreement to transfer its remaining 32.0% equity interest in Cox PCS to Sprint Corporation in exchange for approximately 38.1 million shares of Sprint PCS Common Stock -- Series 2. As a result of this transaction, Cox recognized a pre-tax gain of $908.5 million.

     Syntellect, Inc. Cox sold its investment in Syntellect, Inc. in September 1999 for net proceeds of $2.4 million and recorded a pre-tax loss of $2.9 million.

BROADBAND NETWORK INVESTMENTS

     Telewest Communications plc. In January 1999, Cox sold its entire interest in Telewest for $727.9 million in cash and recognized a pre-tax gain of $433.1 million.

     TWC Cable Partners. In October 1999, Cox reorganized its partnership with Time Warner, under which Cox acquired control of the cable television system serving Fort Walton Beach, Florida and received $104.5 million, and Time Warner acquired control of the cable television system serving Staten Island, New York. Cox recognized a pre-tax gain of $94.8 million in connection with this reorganization.

COMPETITION

     Each of Cox's broadband services faces competition in varying forms. Cable television faces competition from other providers of video and entertainment. Telephone services face competition from incumbent and new entrant providers of landline and wireless communications services. Wireless services face competition from incumbent and recently-authorized cellular, personal communications services, specialized mobile radio providers commonly known as SMR systems, satellite services, as well as from the availability of additional spectrum the FCC makes available from time to time in spectrum auctions.

CABLE TELEVISION COMPETITION

     Cable television service was first offered as a means of improving television reception in markets where terrain factors or remoteness from major cities limited the availability of off-air television. In some of the areas served by Cox's systems, a substantial variety of television programming can be received off-air or otherwise. The extent to which cable television service is competitive depends upon the cable television system's ability to provide a greater variety of programming than is available off-air. The cable television systems owned by Cox compete with a number of different sources of news, information and entertainment, including:

     - local television broadcast stations that provide free off-air programming which can be received in many communities by using a roof-top antenna and television set;

     - satellite program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the customer's property;

     - satellite master antenna television systems, commonly known as SMATV or satellite TV systems, which serve condominiums, apartment and office complexes and private residential developments, but do not use or cross public rights-of-way;

     - multichannel, multipoint distribution service operators, commonly known as MMDS or wireless cable operators, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers;

     - interactive online computer services;

     - newspapers, magazines and book stores;

     - movie theaters;

     - live concerts and sporting events; and

     - home video products, including videotape cassette recorders.

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

     Satellite TV systems transmit signals by satellite to receiving facilities located on customers' premises such as condominiums, apartment and office complexes and other private residential developments. These systems also are beginning to offer local and long distance telephone service and Internet access along with video service. A satellite TV or private cable television system normally is free of the regulatory burdens imposed on franchised cable television systems. The Telecommunications Act of 1996 broadens the definition of satellite TV systems not subject to regulation as a franchised cable communications service. The operators of these private systems often enter into exclusive agreements with apartment building owners or homeowners' associations that may preclude operators of franchised cable television systems from serving residents of such private complexes, although some states have enacted laws to provide franchised cable systems access to such private complexes. Courts have reviewed challenges to these laws and have reached varying results. Cox is unable to predict the extent to which additional competition from these services will materialize in the future or the impact such competition would have on Cox's operations. However, Cox is continuing to develop competitive packages of services (Cox Digital Television, Cox@Home and Cox Digital Telephone) to offer these residential and commercial developments.

     In recent years, Congress enacted legislation and the FCC has initiated new policies and authorized new technologies to provide a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial additional competition to cable television systems. These technologies include, among others, direct broadcast satellite service, commonly known as DBS service, whereby signals are transmitted by satellite directly to small receiving dishes, commonly called HSDs, located on the customer's property.

     The availability of reasonably-priced home satellite dish earth stations enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. High-powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using roof-top or wall-mounted antennas. Furthermore, the Cable Television Consumer Protection Act of 1992 contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. The 1996 Act and FCC regulations implementing that law preempt certain local restrictions on the use of home satellite dish earth stations and roof-top antennae to receive satellite programming and over-the-air broadcasting services. The FCC revised its rules to extend the prohibition on local restrictions that hamper consumer use of television antennas, small satellite dishes, and wireless cable antennas to include viewers who rent property and desire to use antennas in areas where they have "exclusive use," including balconies, patios, gardens, and yards exclusively used by the renter.

     DBS remains the cable television industry's largest competitor, and DBS subscribership shows continued growth. According to the FCC's Sixth Annual Report regarding the status of competition in the video programming market, high-power satellites provided video programming to over ten million subscribers as of June 1999.

     DBS providers typically offer to their subscribers more than 200 channels of programming including:

     - news channels;

     - movies;

     - broadcast stations;

     - live concerts and sporting events; and

     - other program services similar to those program services provided by cable television systems, including Internet services.

     To deliver their signals, DBS systems use:

     - video compression technology to increase significantly the channel capacity of their systems; and

     - digital technology to improve significantly the technical quality of the signals transmitted to subscribers.

     Until recently, satellite program providers were only authorized to provide the signals of television network stations to subscribers who live in areas where over-the-air reception cannot be received. In November 1999, Congress passed legislation amending the Satellite Home Viewer Act which governs the delivery of television broadcast signals by satellite companies. The legislation authorizes for the first time the satellite delivery of local broadcast signals to subscribers who reside within a television station's local market. Satellite carriers may continue to retransmit local broadcast signals for the first six months that the legislation is effective but then must obtain retransmission consent from the television station before continuing carriage. Congress also has imposed on satellite carriers "must-carry" obligations with respect to local television stations. Beginning January 1, 2002, a satellite carrier delivering the signal of any local television station also would be required to carry all stations licensed to the carried station's local market. With respect to the delivery of out-of-market, or distant, television broadcast signals to unserved subscribers, the legislation permits satellite carriers to provide the signal of a distant network affiliate to only those subscribers who cannot receive a signal of at least Grade B intensity (as defined in the FCC's rules) from the local network affiliate. The legislation grandfathers for a period of five years from enactment current subscribers under certain conditions who would otherwise be ineligible to receive distant network signals. This legislation will likely improve the competitive position of DBS providers against cable operators.

     Consolidation over the last twelve months in the high-powered DBS industry has provided DBS companies with additional channel capacity. Two major companies, DirecTV and EchoStar Communications Corporation, are currently offering nationwide high-power DBS services. DirecTV and its parent company, Hughes Network Systems, Inc., last year acquired Primestar's medium-power DBS business and the high-power DBS business of Tempo, a subsidiary of Primestar, which was a consortium of cable operators including Cox and a satellite company. EchoStar recently acquired a high-power DBS license from MCI Telecommunications Corporation and two DBS satellites currently under construction from News Corp. DirecTV and EchoStar have significantly enhanced the number of channels on which they can provide programming to subscribers and will improve significantly their competitive positions against cable operators. Like cable, the DBS industry is developing ways to bring advanced services to their customers. For example, Hughes Network Systems offers a satellite-delivered Internet access service with a telephone return path. EchoStar plans to offer e-mail, e-commerce, and on-line banking services in the near future. Cox is unable to predict the impact DirecTV's and EchoStar's enhanced operations may have on its business and operations as a result of these transactions. The FCC has initiated a DBS rulemaking proceeding, which, among other issues, requests comments on whether the FCC should implement cross-ownership restrictions between DBS and cable television operators.

     The differences between cable and DBS continue to diminish. The degree to which DBS service providers will be able to compete with the cable television industry will depend on, among other factors, the availability of reception equipment at reasonable prices and the number of local broadcast signals that DBS provides offer in their program package. The disadvantages of DBS service compared to cable service currently include a lack of local programming (where local television stations are not available), local service, and higher upfront equipment and additional outlet costs. The advantages of DBS include more programming, greater channel capacity (including the capacity for "Near Video On Demand" movies on pay-per-view), digital quality picture and CD-quality sound. The FCC's Annual Report indicates that subscribers continue to report higher levels of satisfaction over cable television. These advantages may lessen as cable operators offer digital services that allow them to match DBS service in number of channels and capacity.

     Programming also is currently available to the owners of home satellite dish earth stations through conventional, medium-powered satellites. However, in contrast to the growth of DBS subscribers, the medium-powered or C-Band industry is experiencing a steady decline in subscribers as customers move to DBS services with its smaller antennas. Nevertheless, medium powered service is expected to continue as a viable business for the foreseeable future as a niche distribution medium serving rural subscribers unserved by cable.

     Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service commonly known as MMDS or wireless cable systems, which are licensed to serve specific areas using low-power microwave frequencies to transmit video programming over-the-air to subscribers. Recent amendments to the FCC's rules will permit reverse path or two-way transmission over wireless facilities. This development, along with the use of digital compression technology, will enable wireless cable systems to deliver more channels and additional services. Currently, a few wireless operators offer Internet service. One such system in Phoenix, operates under developmental authority, has over 10,000 customers for its Internet service, and is competing with Cox's cable system and U S West's DSL offering discussed below. BellSouth Entertainment, a Bell South-affiliated company, provides wireless cable service in the New Orleans market using wireless cable technology and offering a basic package of over 160 local, cable, satellite and CD music channels. Cox has initiated the introduction of new programming services in response to the increasing competitive environment in which the New Orleans system operates. A wireless cable operator is also authorized or has commenced to provide service in several California communities where Cox operates. The FCC also has awarded licenses in the 28 GHz band for a new multichannel wireless video service similar to MMDS called Local Multipoint Distribution Service, commonly known as LMDS, which is capable of transmitting voice as well as video transmissions. The FCC imposed cross-ownership restrictions of these frequencies by cable operators and telephone companies until the year 2000. Cable operators and telephone companies are precluded from operating on these frequencies in the same authorized or franchised service areas in which they provide service. The FCC recently initiated a proceeding to determine whether the cross-ownership restrictions should be continued past the year 2000. Cox is unable to predict whether wireless video services will have a material impact on its operations.

     The 1996 Act repeals the cable/television cross-ownership ban adopted in the Cable Communications Policy Act of 1984 thereby facilitating competition between incumbent cable operators and telephone companies. The 1996 Act enables communications carriers or other entrants to provide video programming services as either cable operators or open video system operators. The 1996 Act also contains restrictions on telephone companies buying out incumbent cable operators in a telephone company's service area, especially in suburban and rural markets. See "-- Legislation and Regulation."

     The 1996 Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television, commonly known as DTV, to incumbent television broadcast licensees. DTV delivers high definition television pictures, multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC has also authorized television broadcast stations to transmit textual and graphic information useful both to consumers and to businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. Telephone companies and other common carriers also provide facilities for the transmission and distribution of data and other non-video services.

     Other new technologies, including Internet-based services, may become competitive with services that cable television systems can offer. Cox's cable systems offer interactive online computer services. Cox's cable systems compete with a number of other companies, many of whom have substantial resources, such as existing Internet service providers, commonly known as ISPs, as well as local and long distance telephone companies and DBS providers. Recently, a number of ISPs have requested local authorities and the FCC to provide access rights to cable television systems' broadband infrastructure so that they may be able to deliver their services directly to cable television subscribers. The FCC believes the marketplace is working and expanding consumer choice for broadband services, has concluded that alternative means of access are or soon will be made available to a broad range of ISPs and has declined to take action on ISP access to broadband cable facilities. The FCC indicated that it would continue to monitor this issue. Several local jurisdictions also are reviewing this issue. See "-- Legislation and Regulation."

     Telephone companies are accelerating the deployment of Asymmetric Digital Subscriber Line Technology commonly known as ADSL. Although wireless and satellite broadband technologies exist, ADSL-type technology, or xDSL, allow Internet access to subscribers at peak data transmission speeds equal to or greater than that of modems over conventional telephone lines and are the most significant competitors to Internet over cable broadband. xDSL technology has several advantages over cable broadband technology. Among the advantages is the ability to offer customers simultaneous, high speed Internet and voice or facsimile capabilities over a single telephone line. Dedicated lines that run from the telephone subscriber's home to the central office of the telephone company can guarantee the user a constant, high-seed rate of data transmission and security. This means that there is no decrease in data transfer speeds as more users get on line, unlike cable's shared network. In Phoenix, US West uses very high speed digital subscriber line, or VDSL, for distribution of video, high-speed Internet access and telephone service over existing copper phone lines. In addition, U S West has announced that it has begun trials of an interactive service that integrates customers' telephone, Internet access, and existing television service.

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

     The 1996 Act represents the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934. The 1996 Act is intended to open local exchange markets to competition, which should result in a substantial increase in Cox's business opportunities to deliver telephony over its broadband networks. Among its more significant provisions, the 1996 Act:

     - removes legal barriers to entry in local telephone markets;

     - requires incumbent LECs to "interconnect" with competitors, including the provision of necessary elements for local competition such as telephone number portability;

     - establishes procedures for incumbent LEC entry into new markets such as long distance and cable television;

     - allows for the relaxation of regulation of telecommunications services provided by incumbent LECs and all other telecommunications service providers; and

     - directs the FCC to establish an explicit subsidy mechanism for the preservation of universally affordable telephone service.

     Under the 1996 Act, new landline entrants have become subject to additional federal regulatory requirements for the provision of local exchange service in any market. The 1996 Act imposes a number of access and interconnection requirements on all LECs, with additional requirements imposed on incumbent LECs. Specifically, the 1996 Act required the FCC to implement rules under which all LECs must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale and access to rights of way. The 1996 Act also requires state commissions to review and approve voluntarily negotiated interconnection agreements and to arbitrate compulsory interconnection negotiations between new entrants and incumbent LECs. These requirements also place burdens on new entrants that may benefit other competitors. In particular, the resale requirement means that a company could seek to resell services using the facilities of a new entrant without making a similar investment in facilities.

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

     In addition to incumbent LECs and existing competitive access providers, new entrants potentially capable of offering switched and non-switched services include individual cable television companies, electric utilities, long-distance carriers, microwave carriers, terrestrial and satellite wireless service providers, resellers and private networks built by large end-users or groups of these entities in combination.

     On August 1, 1996, the FCC adopted a report and order promulgating rules to implement the 1996 Act's provision that obligates competitive LECs and incumbent LECs to interconnect their networks. The Local Competition Order adopts a methodology to establish prices that are consistent with the 1996 Act for interconnection, compensating carriers for completing local calls, unbundled elements and resale of incumbent LEC services. The Local Competition Order adopts a national pro-competitive framework for interconnection but leaves to the individual state commissions the task of implementing the FCC's rules as part of their review of proposed interconnection agreements. The states are required to base rates for interconnection, compensation for completing local calls and the purchase of incumbent LEC unbundled network elements on an incremental cost methodology established by the FCC, called Total Element Long-Run Incremental Cost or TELRIC. Incumbent LECs may present the states with TELRIC cost studies, while the FCC adopted interim "default" rates which the states could apply pending state review of TELRIC studies. Additionally, the FCC interpreted a non-discrimination provision in the 1996 Act to allow carriers to request that the incumbent LEC make available to them under identical terms and conditions any interconnection, service or network element contained in an approved agreement between the incumbent LEC and another carrier (known as the pick and choose rule).

     The Eighth Circuit Court of Appeals in an opinion in 1997 overturned many of the interconnection rules affecting LECs, including most aspects of the FCC's pricing rules, intrastate dialing parity rules, certain rules governing unbundled elements and the pick and choose rule on the belief that the FCC lacked the authority to impose rules upon state commissions. The government appealed the Eighth Circuit's opinion and on January 25, 1999, the Supreme Court upheld the FCC's interconnection rules in all respects relevant to Cox. The
Court:

     - upheld the FCC's jurisdiction to set the pricing methodology for the purchase of unbundled network elements and resale, as well as the FCC's right to define unbundled network elements broadly;

     - affirmed the FCC's power to forbid incumbent LECs from separating network elements that are normally provisioned together;

     - upheld the FCC's rule which allows carriers to request that the incumbent LEC make available to them any interconnection, service or network element contained in an approved agreement to which the LEC was a party under the same terms and conditions, thereby allowing carriers to adopt provisions found in other interconnection agreements; and

     - overturned the FCC criteria governing when proprietary network elements must be unbundled by an incumbent LEC.

     Significantly, the Court did not overturn any of the FCC's specific determinations about unbundled network elements, but only the methodology by which those determinations were made. On November 5, 1999, the FCC issued an order that reconsidered the unbundling obligations contained in Section 251 of the 1996 Act. The FCC eliminated several items from its previous list of unbundled network elements. The FCC stated that its revised unbundling rules are designed to advance the development of facilities-based competition and to provide incentives for incumbent and competitive carriers to invest in their own facilities and innovate. Because Cox makes use of its existing cable television network to offer telecommunications services, it does not make extensive use of ILEC unbundled network elements. This relative lack of dependence upon ILEC network elements provides Cox with additional flexibility to create innovative services and positions it favorably vis-a-vis non-facilities-based telecommunications providers.

     The Local Competition Order was the first part in a "trilogy" of orders intended to reform access pricing and universal service consistent with the 1996 Act's goal of encouraging local competition. As described below, the FCC also has issued orders that were intended to substantially reduce the prices incumbent LECs charge for interstate access services in separate proceedings on reform of the current access charge regime and of universal service procedures.

     In July 1996, the FCC released an Order promulgating rules implementing the 1996 Act's directive for local telephone number portability. Under the number portability directive and several subsequent orders in that proceeding, the FCC:

     - ordered all LECs to begin phased development of a long-term service provider portability method in the 100 largest Metropolitan Statistical Areas, or MSAs, no later than October 1, 1997;

     - ordered all LECs to complete deployment in those MSAs by March 31, 1998 in areas where other carriers have requested the availability of portability; and

     - ordered each LEC after March 31, 1998, to make number portability available within specified periods, but no longer than six months, after receiving a specific request by another telecommunications carrier in areas outside the 100 largest area MSAs.

     Several LECs have petitioned the FCC for additional time to implement portability in certain markets due to difficulties in performing required equipment upgrades and the failure of a vendor to provide necessary database services. The FCC granted several of these requests for a limited period of time.

     In February 1999, the FCC also granted a request to delay implementation of service provider local number portability for the broadband commercial mobile radio service until November 24, 2002. Until long-term service provider number portability is available, all LECs must provide currently available number portability measures as soon as reasonably possible after a specific request from another carrier. Because new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Order should enhance Cox's ability to offer service in competition with the incumbent LECs.

     On May 12, 1998, the FCC outlined general standards for LECs to use in determining which costs are carrier specific and directly related to providing local number portability. The FCC adopted a two-part test that requires carriers to show the costs:

     - would not have been incurred "but for" the implementation of local number portability; and

     - were incurred "for the provision of" number portability services.

     These costs may be recovered either from a carrier's customers or other carriers that use an incumbent LEC's database to route calls to the correct carrier. The FCC directed incumbent LECs to file local number portability tariffs, and the FCC has addressed the type of costs incumbent LECs may recover from providers as part of the local number portability tariff review. The FCC has denied incumbent LECs requests for reconsideration of its local number portability cost recovery rules. The number portability directive is subject to appeals pending before the Tenth Circuit Court of Appeals.

     Nationwide number portability requires the use of a numbering administrator and the FCC recovers the costs of number administration by assessing charges on all telecommunications carriers in proportion to their interstate telecommunications revenues. Telecommunications carriers with end-user revenues are required to pay an allocated portion of the shared costs incurred by the regional database administrator in proportion to that carrier's international, interstate, and intrastate end-user telecommunications revenues for that region. The FCC has notified carriers that they must report their revenues by April 2000. Currently, Cox will be required to contribute to the number portability cost recovery mechanism in the fourth quarter 2000. The LNP Administrator will use the information collected in the LNP worksheets to determine the allocated portion of the shared costs incurred by the regional database administrator in proportion to that carrier's international, interstate, and intrastate end-user telecommunications revenues for that region.

     The 1996 Act mandated creation of a Federal-State Joint Board regarding universal service and subsequent action by the FCC. In the fall of 1996, the Joint Board proposed a new regime for funding universal telephone service and for distributing universal service subsidies. The FCC received public comment on that proposal and adopted a Universal Service Order in the Universal Service proceeding on May 7, 1997. The recommended decision proposed, and the Universal Service Order adopted:

     - specific explicit subsidy programs to replace the previous subsidies for high cost carriers and for low income consumers;

     - new subsidies for access to telecommunications services; and

     - Internet access services and internal connections for schools and libraries and new subsidies for telecommunications services for rural health care facilities.

     Under the Universal Service Order, every telecommunications carrier that provides interstate telecommunications services must contribute to the universal service mechanisms established by the FCC. Any telecommunications carrier that provides all of the services that fall within the definition of "universal service" would be eligible to apply to a state commission to receive subsidies for providing these services in high cost areas. Entities that provide telecommunications services, internal connections or Internet services used by eligible schools and libraries are also able to provide these services on a discounted basis with repayment from a federal schools and libraries fund. The 1996 Act also directs the FCC to promote affordable telecommunications access and the FCC adopted a two-track framework to identify necessary universal service subsidies and provide a mechanism to make them portable. The FCC has put into place a program to identify subsidies to fund high cost service areas not served by rural LECs. The program, in the short run, preserves many of the existing subsidies. The FCC has not announced a timetable for reforming universal service in rural high cost areas.

     On July 30, 1999, the United States Court of Appeals for the Fifth Circuit issued an opinion affirming in part, reversing in part, and remanding in part the FCC's Universal Service Order. Among other things, the Fifth Circuit ruled on two issues regarding the assessment of universal service contributions. Specifically, the Fifth Circuit: (1) reversed the FCC's decision to assess contributions based on the intrastate revenues of universal service contributors; and (2) reversed and remanded for further consideration the FCC's decision to assess contributions based on the international revenues of contributors having interstate revenues. In response to the court's rulings, the FCC adopted an order in October 1999 that amended its mandatory contribution rules. Specifically, the FCC removed intrastate revenues from the contribution base, so that universal service contributions are now calculated using a single contribution factor based on interstate and international end-user telecommunications revenues.

     Funding for the federal universal service subsidies will come from mandatory payments imposed on all telecommunications carriers (with limited exceptions). Under the proposed contribution factors for the first quarter of 2000, Cox will be required to contribute an amount equal to 5.8% of its interstate telecommunications revenues to the federal universal service fund. In addition to the federal universal service plan, it is likely that most or all states will adopt their own universal service support mechanisms.

     Depending upon how the FCC completes the implementation of its statutory mandate and how states adjust their existing programs or create new programs, this subsidy mechanism may provide an additional source of revenue to those LECs or other carriers willing and able to provide service to those markets that are less financially desirable, either because of the high cost of providing service or the limited revenues that might be available from serving a particular subset of customers in and area, such as residential customers. The prospects, however, are unclear until the FCC takes action on subsidies for rural high cost areas.

     The FCC submitted a report to Congress in April 1998 stating that some Internet telephony services previously understood to be exempt from universal service assessments, because they are classified for regulatory purposes as information services, should be regulated as telecommunications services and required to contribute to federal universal service programs. The FCC also indicated that for the first time it will be exploring ways to assess universal service contributions on companies which build their own networks. However, the FCC has not proposed or adopted rules to implement these conclusions, preferring instead to apply these conclusions on a case-by-case basis. Depending upon how these new policies are applied in particular cases, it could have an impact on the universal service contributions made by Cox.

     The FCC has also initiated a proceeding to consider whether to adopt rules governing the manner in which carriers disclose end user charges to recover their mandatory contributions to universal service programs. On May 11, 1999, the FCC released Truth-in-Billing order, adopting principles and guidelines to ensure that telephone bills provide consumers with the information they need to make informed decisions in the telecommunications marketplace. The FCC's "Truth in Billing" proceeding impacts the disclosures that all carriers, including Cox, provide to their customers in their bills whenever they pass through universal service charges as a bill line item. The FCC has suggested requiring carriers which choose to place line items on bills use standard labels to identify these charges but has not formally adopted this requirement.

     While not directly required under the 1996 Act, the FCC also adopted an order intended to reform interstate access charges that are generally acknowledged to contain subsidy elements, also known as the Access Reform Order. The Access Reform Order modified the previous access charge system by shifting some costs from per-minute charges to flat charges and through other changes. The FCC also simultaneously adopted an order that reduced access charges under the existing rate regulation regime. The Access Reform Order also affirmed the FCC's previous determination that interstate access charges should not be imposed on enhanced services traffic such as Internet access traffic. The FCC continues to review and revise its access charge regime. In its August 1999 order, for example, the FCC revised the rules that govern the provision of interstate access services by price cap LECs. Specifically, the FCC granted price cap LECs immediate pricing flexibility in the form of streamlined introduction of new services, geographic deaveraging of rates for certain services, and removal, upon implementation of toll dialing parity, of certain interstate interexchange services from price cap regulation. The FCC also established a framework for granting price cap LECs greater flexibility in the pricing of all interstate access services once they have satisfied certain competitive criteria.

     On February 25, 1999, the FCC adopted an order addressing the jurisdictional nature of dial-up traffic delivered to ISPs. The FCC announced that dial-up traffic delivered to ISPs is largely interstate. The FCC stated, however, that its action was not intended to dislodge previous state decisions interpreting interconnection agreements between incumbent LECs and competitive LECs to require reciprocal compensation between two local carriers jointly delivering dial-up traffic to ISPs. This order was appealed to the D. C. Circuit and that appeal is pending. The FCC also adopted a notice of proposed rulemaking requesting comment on the approach the FCC should take on a forward-looking basis toward intercarrier compensation for dial-up traffic delivered to ISPs.

     Enforcement of some of Cox's interconnection agreements may be affected by this decision. Some incumbent LECs have refused to pay Cox reciprocal compensation for dial-up traffic delivered to ISPs. Most state commissions have reconsidered their previous decisions in light of the FCC's findings and are divided on the enforcement of reciprocal compensation provisions in existing interconnection agreements. Accordingly, there can be no assurance that Cox will recover reciprocal compensation for traffic delivered to ISPs that it believes it is entitled to under some of its existing contracts with incumbent LECs.

     On February 19, 1998, the FCC adopted new rules concerning the privacy of customer information, referred to as CPNI, maintained by telecommunications providers. These rules will apply to all telecommunications providers and will permit carriers to use such information for marketing services within specified categories, such as local service or long distance service, without specific customer permission. Use of such information to market services in a different category of service will require affirmative oral or written customer permission.

     Some companies argued that these regulations were overly burdensome and requested that the FCC reconsider, clarify, and/or forbear from enforcing parts of those regulations. The FCC adopted and order on reconsideration which lessened the regulatory burden of various CPNI safeguards, while continuing to require that carriers protect customer privacy. Specifically, the FCC reduced the restriction on telecommunications companies' use of CPNI to market services and equipment to their own customers. The FCC allowed wireline telephone carriers to use CPNI without customer approval to market related information services. Further, the

FCC affirmed its decision to exercise its preemption authority on a case-by-case basis for state rules that conflict with the FCC's rules.

     After the FCC adopted the Order on Reconsideration, but prior to its release, the Court of Appeals for the Tenth Circuit issued its opinion vacating the FCC's CPNI rules. The Court held that the FCC's CPNI rules "must fall under the First Amendment." Although no valid FCC CPNI rules are in effect currently, the Court did not invalidate Section 222 of the Communications Act, which requires carriers to obtain customer approval prior to using, disclosing or granting access to individually identifiable CPNI.

     Other Related Competitive Matters. In November 1998, AT&T filed a Petition requesting that the FCC issue a declaratory ruling confirming that long distance carriers may elect not to purchase switched access service offered under tariff by competitive local exchange carriers, or CLECs. AT&T's Petition claimed that several new entrants into the local switched access market have attempted to charge rates that are substantially higher than those offered by incumbent LECs. The FCC's decision on this matter could affect the prices that all switched access providers, including Cox, charge for the switched access services that they provide to long distance carriers. The FCC denied the petition in August 1999. Specifically, the FCC declined to address AT&T's concerns in a declaratory ruling; however, determined that AT&T's petition demonstrated a need for the FCC to revisit the issue of CLEC access rates. The FCC thus initiated a rulemaking regarding the reasonableness of these charges and whether the FCC might adopt rules to address, by the least intrusive means, any failure of market forces to constrain CLEC access charges. That rulemaking is still pending.

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

     Other Commercial Mobile Radio Service Providers. Sprint PCS will face direct competition for personal communications service subscribers from other licensed personal communications service systems and other commercial mobile radio service providers within its markets. The FCC has auctioned and continues to auction blocks of spectrum for PCS and other competing services. In 1999, the FCC reauctioned 10 MHz D, E and F block licenses and 15 and 30 MHz C block licenses that were either returned to the FCC or recaptured by the FCC after licensees defaulted on an FCC license payment obligation. The FCC also has announced its decision to reauction in July 2000, additional C and F Block broadband PCS licenses that were returned or reclaimed by the FCC.

     The FCC's rules limit the amount of cellular, broadband PCS and SMR an entity can accumulate to 45 MHz in a region. Recently, the FCC amended the spectrum cap rule to allow a licensee to have an attributable interest in up to 55 MHz in rural areas, which are defined as RSAs. The new rule went into effect on November 8, 1999. While this cap will prevent certain competitors from consolidating the CMRS spectrum in any one market, the cap will also prevent Sprint PCS from obtaining over 45 MHz in many of the markets it serves. In May 2000, the FCC is scheduled to auction licenses for fixed, mobile and broadcasting services in the 747-762 and 777-792 MHZ bands. This spectrum is not subject to the CMRS spectrum cap.

     Sprint PCS may also face competition from other current or developing technologies. SMR systems, such as those used by taxicabs, as well as other more advanced forms of digital mobile communications service, may provide competition in certain markets. Nextel, which holds a considerable number of SMR licenses across the nation, is implementing its digital system to use available SMR spectrum to provide a range of mobile radio communications services. This service, commonly known as Enhanced Specialized Mobile Radio, or ESMR, service is regulated in a manner that reflects its potential interchangeability with cellular and personal communications services services. In 1994, the FCC decided to license SMR systems in the 800 MHz bands for wide-area use, thus increasing potential competition with cellular and personal communica-tions services. In 1997, the FCC completed the auction of contiguous spectrum blocks for ESMR. This auction resulted in Nextel winning rights to a significant number of additional SMR licenses. In June 1999, the FCC completed the auction of 220 MHz service licenses. Sixteen winning bidders won a total of 222 Phase II 220 MHz licenses.

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

     The 1996 Act is intended, in part, to promote substantial competition in the marketplace for telephone local exchange service and in the delivery of video and other services and permits cable television operators to enter the local telephone exchange market. Cox's ability to competitively offer telephone services will be affected by the degree and form of regulatory flexibility ultimately afforded to LECs, and in part, will depend upon the FCC determinations in rulemaking proceedings and other settings that affect the telecommunications markets generally, including the revision of access charges and further changes to the universal service program.

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

CABLE TELEVISION REGULATION

     The Communications Act and the regulations and policies of the FCC affect significant aspects of Cox's cable television system operations, including:

     - subscriber rates;

     - the content of the programming Cox offers to subscribers, as well as the manner in which Cox markets its program packages to subscribers;

     - the use of Cox's cable systems' facilities by the local franchising authorities, the public and other unrelated companies;

     - franchise agreements with local governmental authorities;

     - cable system ownership limitations and prohibitions;

     - the use of utility poles and conduit;

     - compliance with technical standards; and

     - customer service standards.

     The federal laws and regulations relating to these and other areas materially affecting Cox's cable operations are summarized in the paragraphs below.

     RATE REGULATION. The Communications Act limits the ability of cable television systems to raise rates for basic services and equipment, and authorizes rate regulation for certain cable services and customer equipment in communities that are not subject to "effective competition," as defined by federal law. The rates charged by cable operators for certain non-basic cable programming tiers were also subject to regulation by the FCC until April 1, 1999, when such regulation became prohibited by the 1996 Act. The Communications Act and the FCC's regulations prohibit the regulation of cable television operators' rates where comparable video programming services, other than DBS, are offered by local telephone companies, or their affiliates, or by third parties using the local telephone company's facilities, or where "effective competition" is established as defined by federal law. Under the effective competition standard implemented by the 1992 Cable Act, most cable television systems became subject to rate regulation.

     Where there is no effective competition to the cable television operator's services, the Communications Act gives local franchising authorities the responsibility to regulate the monthly rates charged by the operator for:

     - the lowest level of programming service offered by the cable television operator, typically called basic service, which includes the local broadcast channels and any public access or governmental channels that are required by the operator's franchise; and

     - the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     Local franchising authorities who wish to regulate basic service rates and related equipment rates must first obtain FCC certification to regulate by:

     - submitting certain general information to the FCC about the community and the cable television operator;

     - following a simplified FCC certification procedure; and

     - agreeing to follow established FCC rules and policies when regulating the operator's rates.

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

     If the local franchising authority concludes that Cox's basic service and equipment rates are too high under the FCC's rate rules, the local franchising authority may require Cox to reduce its rates and to refund overcharges to subscribers with interest. Cox may appeal adverse local rate decisions to the FCC, and the FCC may reverse any rate decision made by a local franchising authority if the decision is inconsistent with the FCC's rules and policies. Approximately 216 communities served by Cox's cable systems representing approximately 41% of the communities served currently regulate Cox's basic service and equipment rates.

     The FCC also adopted several years ago comprehensive and restrictive regulations that allow cable television systems to modify regulated rates on a quarterly or annual basis using various methodologies that account for changes in:

     - the number of regulated channels;

     - inflation; and

     - certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations.

     Cox cannot predict whether the FCC will modify these rate regulations in the future.

     The Communications Act also:

     - prohibits the regulation of the rates charged by cable operators for programming offered on a per-channel or per-program basis;

     - requires operators to charge uniform rates throughout each franchise area that is not subject to effective competition, as defined by federal law;

     - prohibits regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments; and

     - permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

     Franchising authorities in a number of communities in which Cox operates cable television systems initiated basic service rate regulation pursuant to
Section 623 of the Communications Act and corresponding regulations of the FCC and required Cox to justify its existing basic service rates. In addition, certain subscribers and franchising authorities filed complaints with the FCC pursuant to Section 623 of the Communications Act and corresponding FCC regulations challenging the reasonableness of Cox's rates for cable programming services under regulations in effect prior to April 1, 1999. Cox submitted rate justifications to these franchising authorities and filed responses to the rate complaints with the FCC. Franchising authorities and the FCC issued a number of rate decisions regarding basic and non-basic cable programming service tier rates, and the FCC is currently processing several additional rate complaints relating to rate increases implemented by Cox prior to April 1, 1999.

     CARRIAGE OF BROADCAST TELEVISION SIGNALS. The Communications Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations:

     - to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or

     - to negotiate for "retransmission consent" to carry the station on the cable system.

     The Communications Act also requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable television systems. Additionally, cable television systems must obtain retransmission consent for:

     - all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN);

     - commercial radio stations; and

     - certain low-power television stations.

     The FCC has also initiated an administrative proceeding to consider the requirements, if any, for mandatory carriage of digital television signals. Cox cannot predict the ultimate outcome of this proceeding which could have a material effect on the number of services that Cox will be required to carry on its cable television systems.

     USE OF CABLE SYSTEMS BY THE GOVERNMENT AND UNRELATED THIRD PARTIES. The Communications Act allows local franchising authorities and unrelated third parties to have access to cable systems' channel capacity for their own use. For example

     - permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming; and

     - requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

     The FCC also regulates various aspects of third party commercial use of channel capacity on cable systems, including the rates and certain terms and conditions of the commercial use.

     The FCC and some local jurisdictions are considering proposals by various ISPs to deliver their services directly to cable operators' customers through access to cable operators' broadband communications facilities. In June 1999, an ISP petitioned the FCC to issue a declaratory ruling that ISPs are entitled to access to cable system facilities under the commercial use channel provisions of the Communications Act. This petition was denied in February 2000. Also in June 1999, a federal district court held in connection with Tele-Communications, Inc.'s application to transfer two franchises to AT&T that a franchising authority may require access to cable modem services by third party ISPs as a condition to approval of a franchise transfer. AT&T has appealed the decision. Although the decision is not binding on other courts and has no legal effect in other areas of the country, it has supported attempts by other franchising authorities to require cable operators to provide access to third party ISPs in other circumstances, including franchise renewal.

     Several local franchising authorities have imposed or attempted to impose open access conditions in connection with franchise transfers, although the vast majority of local franchising authorities considering proposals to require open access to date have declined to impose such open access requirements on cable operators. In this regard, late in September 1999, the City of Fairfax, Virginia enacted an ordinance that purported to condition the transfer of a cable television franchise from Media General, Inc. to a Cox subsidiary on Cox permitting any requesting ISP access to its cable system on the same basis that it provides access to its affiliated ISP. Although the City has only 6,000 customers out of a total of 260,000 customers in Fairfax County, the City and County systems are integrated operationally. Cox accepted the franchise transfer, but rejected the open access condition and reserved its right to challenge the legality of the purported requirement. Several state legislatures are also considering legislation which would require cable operators that provide Internet service over their plant to open their facilities to third party ISPs.

     The FCC continues to maintain its earlier position to monitor but not intervene in the "Internet over cable" market, and that broadband policy should be set at the federal level. Recently, two private antitrust suits have been filed by open access advocates who are frustrated with the FCC's current policy not to intervene in the open access issue. In the first, GTE has sued AT&T and Comcast Cable Communications, Inc. in federal district court in Pittsburgh, PA, alleging principally that the cable operators have unlawfully "tied" high-speed Internet transport and their "@Home" product, and, by refusing to sell their transport service to GTE and others, have engaged in a "per se" violation of
Section I of the Sherman Anti-trust Act. The second suit, a consumer class action filed in federal district court in Los Angeles against all the major MSOs, including Cox, with Internet affiliates @Home and RoadRunner, also alleges unlawful product tying and seeks damages on behalf of consumers unable to access their ISP of choice through cable systems without paying for both the bundled cable ISP service and other ISPs' services.

     Legislation is pending in the Congress which would, among other provision, require cable operators to offer interconnection with the Internet to unaffiliated ISPs on interconnection terms and conditions that are fair, reasonable, and non-discriminatory, and would permit the FCC to require cable operators to offer nondiscriminatory, direct Internet interconnection for unaffiliated ISPs and set the rates, terms, and conditions of such interconnection. Cox cannot predict if such proposals will be adopted, the eventual outcome of such litigation, or whether such proposals or litigation will have a material impact on the business and operations of Cox.

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

     The FCC's existing rate formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services and, until 2001, by certain companies providing telecommunications services. In a pending administrative rulemaking proceeding, the FCC is considering whether to modify its existing cable pole attachment rate formula.

     The 1996 amendments to the Communications Act modified the FCC's pole attachment regulatory scheme:

     - by requiring the FCC to adopt new regulations that are effective in 2001 and that govern the charges for pole attachments used by companies, including cable operators, that provide telecommunications services;

     - by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law until the new rate formula becomes effective in 2001; and

     - by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility.

     The FCC concluded that a cable operator providing Internet service over its cable system is not providing a telecommunications service for purposes of the new rules. The 1996 Act amendments will increase significantly future pole attachment rates for cable television systems which use pole attachments in connection with the provision of telecommunications services as a result of a new rate formula charged to telecommunication carriers for the non-useable space of each pole. These rates are to be phased in after a five-year period beginning in 2001. Several parties have filed petitions for reconsideration of the FCC's new rate formula, which has also been challenged in court. Cox is unable to predict the outcome of this litigation or the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on its business and operations.

     OWNERSHIP. The FCC rules generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal (predicted grade B contour as defined under FCC regulations) reaches any portion of the community served by the cable television system, on the other hand. For purposes of the cross-ownership rules, "control" of licensee companies is attributed to all 5% or greater stockholders, except for mutual funds, banks and insurance companies which may own less than 20% without attribution of control. This rule prohibits Cox from owning or operating a cable television system in the same area in which CEI or one of CEI's subsidiaries owns or operates a television broadcast station. The FCC recently modified its cable television attribution rules that identify when the ownership or management by Cox or third parties of other communications businesses, including cable systems, television broadcast stations and local telephone companies, may be imputed to Cox for purposes of determining our compliance with the FCC's ownership restrictions. The 1996 Act eliminated the statutory ban on the cross-ownership of a cable television system and a television station, and permits the FCC to amend or revise its own regulations regarding the cross-ownership ban. The FCC has repealed its broadcast network/cable system cross-ownership ban, and has initiated a rulemaking proceeding in connection with a review of its cross-ownership rules to determine whether the cable television/broadcast cross-ownership ban is necessary and in the public interest or whether it should be eliminated. The FCC has eliminated its regulatory restriction and cross-ownership of cable systems and national broadcasting networks. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the transfer of ownership of cable television systems.

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

     The 1996 Act generally restricts common carriers from holding greater than a 10% financial interest or any management interest in cable operators which provide cable television service within the carrier's telephone exchange service area or from entering joint ventures or partnerships with cable operators in the same market subject to four general exceptions which include population density and competitive market tests. The FCC may waive the buyout restrictions if it determines that, because of the nature of the market served by the cable television system or the telephone exchange facilities:

     - the cable operator or LEC would be subject to undue economic distress by enforcement of the restrictions;

     - the cable television system or LEC facilities would not be economically viable if the provisions were enforced;

     - the anticompetitive effects of the proposed transaction clearly would be outweighed by the public interest in serving the community; and

     - the local franchising authority approves the waiver.

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

     The 1992 Act required the FCC to adopt rules establishing a national subscriber cap and limits on the number of channels that may be occupied on a cable television system by a video programmer in which the operator has an attributable interest. Although the FCC did adopt such rules, several years ago a federal district court held the statutory limitation unconstitutional. In the interim, the FCC has delayed the effectiveness of its ownership limits. Appeals of both the district court's decision and the FCC's regulatory ownership restrictions are pending. In connection with these ownership limitations, the FCC recently reconsidered and reaffirmed its current 30% nationwide subscriber ownership limit but revised the manner in which the cap is calculated. Under the new rule, the cap is calculated by counting nationwide all homes that are actually served instead of simply passed by cable, DBS, and other multichannel video programming distributors. As a result of the change in the rule, the current cap is equivalent to a 35-36% cap under the old rule.

     LOCAL TELEPHONE COMPANY OWNERSHIP OF CABLE SYSTEMS. Federal cross-ownership restrictions have previously limited entry into the cable television business by potentially strong competitors such as telephone companies. The 1996 amendments to the Communications Act made far-reaching changes in the regulation of local telephone companies that provide cable television services. The 1996 amendments:

     - eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including eliminating the federal statutory telephone company/cable television cross-ownership prohibition, thereby allowing local telephone companies to offer video services in their local telephone service areas;

     - preempted legal barriers to competition that previously existed in state and local laws and regulations;

     - set basic standards for relationships between telecommunications providers; and

     - generally limited acquisitions of cable systems by telephone companies and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

     Local telephone companies and other entrants may provide service as traditional cable operators with local franchises or they may opt to provide their programming over "open video systems," subject to certain conditions. A federal appellate court recently overturned various parts of the FCC's open video rules, including the FCC's policy which preempted local franchising requirements for open video operators. The FCC recently modified its open video rules to conform to the court's decision and upon the request of a local franchising authority, an open video operator must obtain a franchise.

     Open video system operators are exempt from several of the regulatory obligations that currently apply to cable operators. However, certain restrictions and requirements that apply to cable operators will still be applicable to open video system operations. Those companies that elect to provide video services over an open video system may do so upon obtaining certification by the FCC. Among other requirements, the 1996 Act:

     - prohibits open video system operators from discriminating in the provision of video programming services; and

     - requires open video system operators to limit carriage of video services selected by the open video system operator to one-third of the open video system's capacity.

     - Open video system operators must also comply with the FCC's sports exclusivity, network nonduplication and syndicated exclusivity restrictions, public, educational, and government channel use requirements, the "must-carry" requirements of the 1992 Cable Act, and regulations that prohibit anticompetitive behavior or discrimination in the prices, terms and conditions of providing vertically integrated satellite-delivered programming.

     The manner in which open video system operators will be treated as cable operators for purposes of copyright liability has not yet been determined by the Copyright Office. Upon compliance with such requirements and FCC rules that mirror statutory requirements, an open video system operator will be exempt from various statutory restrictions which apply to cable operators, such as broadcast-cable ownership restrictions, commercial leased access requirements, rate regulation, and consumer electronics compatibility requirements. Although open video system operators are not subject to franchise fees, as defined by the 1996 Act, they may be subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. Such fees may not exceed the rate at which franchise fees are imposed on cable operators and may be itemized separately on subscriber bills.

     Under the 1996 Act, common carriers leasing capacity for the provision of video programming services over cable television systems or open video system operators are not bound by the interconnection obligations of Title II, which otherwise would require the carrier to make capacity available on a nondiscriminatory basis to any other person for the provision of cable television service directly to subscribers. Additionally, under the 1996 Act, common carriers providing video programming are not required to obtain a Section 214 certification to establish or operate a video programming delivery system.

     The FCC has ruled that cable operators may elect to operate open video systems, but only if they are subject to effective competition. Under the FCC's rules, a cable television operator may not terminate an existing franchise agreement to become an open video system operator.

     OTHER STATUTORY PROVISIONS. One of the underlying competitive policy goals of the Communications Act is to limit the ability of vertically integrated program suppliers from favoring affiliated cable operators over unaffiliated program distributors. Consequently, with certain limitations, the federal law generally:

     - precludes any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

     - requires such programmers to sell their programming to other multichannel video distributors; and

     - limits the ability of such programmers to offer exclusive programming arrangements to their affiliates.

     The Communications Act also contains restrictions on the transmission by cable operators of obscene or indecent programming. It requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming, or alternatively, to carry such programming only at "safe harbor" time periods currently defined by the FCC as the hours between 10 p.m. to 6 a.m. A three-judge federal district court recently determined that this provision was unconstitutional, and the United States Supreme Court is currently reviewing the lower court's ruling.

     The Communications Act also includes provisions, among others, concerning:

     - customer service;

     - subscriber privacy;

     - marketing practices;

     - equal employment opportunity; and

     - regulation of technical standards and equipment compatibility.

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

     CONSUMER EQUIPMENT. The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. The 1996 Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to this statutory mandate, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to Cox's cable facilities, so long as the equipment does not harm Cox's network, does not interfere with the services purchased by other subscribers, and is not used to receive unauthorized services. As of July 1, 2000, cable television operators are required to separate security from non-security functions in the subscriber premises equipment which they sell or lease to their subscriber and offer their subscribers the option of using component security modules obtained from the cable operator with set-top units purchased or leased from retail outlets. This requirement to separate security and non-security functions will not apply to equipment which uses only an analog conditional access mechanism and is incapable of providing access to any digital transmission or other digital service. As of January 1, 2005, Cox will be prohibited from selling or leasing new set-top equipment (e.g., converter box) which integrates both security and non-security functions. All new equipment provided beginning on that date must be capable of using separate component security modules. The National Cable Television Association has appealed this aspect of the FCC's rules. In any event, Cox will not be required to discontinue the leasing of old converters that include integrated security functions if those converters were provided to subscribers before January 1, 2005.

     The FCC actively regulates other parts of Cox's cable operations, involving such areas as:

     - hiring and promotion of employees and use of outside vendors;

     - consumer protection and customer service standards;

     - technical standards and testing of cable facilities;

     - program carriage and limitations dealing with exclusivity of syndicated and network programs, local sports broadcast programming, advertising in children's programming, political advertising, origination cablecasting, sponsorship identification and closed captioning of video programming;

     - registration of cable systems and the filing of informational reports;

     - maintenance of various records and public inspection files;

     - microwave frequency usage;

     - antenna structure notification, marking and lighting; and

     - emergency alert system requirements.

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

     REGULATORY FEES AND OTHER MATTERS. Pursuant to the Communications Act, the FCC has adopted requirements for payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. Currently, cable television systems are required to pay regulatory fees of $0.48 per subscriber per year, which may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Fees are also assessed for other licenses, including licenses for business radio and cable television relay systems. Those fees, however, may not be collected directly from subscribers.

     In addition, the FCC has adopted regulations pursuant to the 1992 Cable Act which require cable systems not subject to effective competition to permit subscribers to purchase video programming on a per-channel or a per-event basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally cable systems must become technically capable of complying with the statutory obligation by December 2002. On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California (the "Cox California Systems") arising out of the manner in which the Cox California Systems sell premium channel cable services. The suit alleges that the Cox California Systems unlawfully require limited basic cable subscribers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a la carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. On October 1, 1998, the plaintiffs filed a "show cause" petition with the FCC. The petition requested the FCC to require the defendants to show cause why the California cable systems should not be found in violation of the "buy-through" provision of the Communications Act and the FCC's rules and to issue a $0.5 million forfeiture against the defendants' cable systems. CoxCom, Inc. (successor-in-interest by merger to Cox Communications San Diego, Inc., Cox Communications Santa Barbara, Inc., Cox Communications Bakersfield, Inc. and Cox Communications Palos Verdes, Inc.) filed an opposition to the petition on December 1, 1998, responding to the matters raised in the petition. On July 19, 1999, the FCC dismissed the Petition. The FCC concluded that Cox was offering San Diego system subscribers the ability to purchase per-channel and per-program cable service, and that these subscribers did not have standing to raise this issue with regard to the other systems. The suit in state court is now proceeding. The Court has granted Cox and the plaintiffs an extension of time during which the plaintiffs intend to file an amended complaint. Cox will urge the court to dismiss the suit based on the FCC's dismissal of the Petition and the plaintiff's lack of standing to pursue claims against Cox's other California systems, as well as the failure to allege harm under the California antitrust consumer protection laws. Cox intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

     The government of Mexico authorized the allocation of a new broadcast station on channel 3 in Tijuana, Mexico. Although the station recently commenced operations without causing anticipated interference, the station has requested permission from the government of Mexico to increase its authorized operating power. If the station is permitted to increase power, material interference to cable reception in certain areas served by the San Diego system could result, and Cox would be required to incur substantial expenses to retune subscribers' converters to a new channel. The FCC, which is monitoring the situation, has relayed Cox's concerns to the Mexican government and continues to seek the cooperation of that government to assure that the transmissions will not cause unacceptable conditions.

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

     In a report to Congress, the Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses:

     - to make them as simple as possible to administer;

     - to provide copyright owners with full compensation for the use of their works; and

     - to treat every multichannel video delivery system the same, except to the extent that technological differences or differences in the regulatory burdens placed upon the delivery system justify different copyright treatment.

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

     FRANCHISE MATTERS. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. Consistent with the Communications Act, state and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services. Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Communications Act does provide some oversight and guidelines to govern a cable operator's relationship with a local franchising authority. For example, the Communications
Act:

     - affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions;

     - generally prohibits a cable television system from operating in communities without a franchise, except where a system operated in the community without a franchise prior to July 1984 and the franchising authority has not required a cable operator to obtain a franchise;

     - encourages competition with existing cable television systems by:

      - allowing municipalities to operate their own cable systems without franchises;

      - preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable television system's service area; and

      - prohibiting (with limited exceptions) the common ownership of cable television systems and co-located wireless cable or satellite TV systems.

     - permits local authorities when granting or renewing Cox's franchises to establish requirements for cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;

     - permits Cox to obtain modification of its franchise requirements from the franchise authority or by judicial action if warranted by changed circumstances;

     - generally prohibits franchising authorities from:

      - imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict Cox from providing telecommunications services;

      - imposing franchise fees on revenues Cox derives from providing telecommunications services over its cable systems, or

      - restricting Cox's use of any type of subscriber equipment or transmission technology; and

     - limits Cox's payment of franchise fees to the local franchising authority to 5% of gross revenues derived from providing cable services over Cox's cable television systems.

     Cox has franchises covering approximately 849 communities. The franchises typically require that periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). These franchise fees may be passed on to subscribers and separately itemized on their monthly bills. In 1997, a federal appellate court overturned an FCC order that had concluded a cable operator's gross revenue did not include money collected from subscribers that is allocated by the operator to pay local franchise fees. Instead, the court concluded that a cable operator's gross revenue includes all revenue received from subscribers, without deduction. The FCC subsequently determined that cable operators may "pass through" on subscribers' monthly bills any additional payments of franchise fees that franchising authorities require cable operators to make for past periods when they had relied upon the FCC's earlier decision. Various municipal groups have requested the FCC to reconsider its decision. Cox is unable to predict the ultimate resolution of this matter, but does not expect that any additional franchise fees required to pay to franchising authorities will be material to Cox's business and operations.

     The Communications Act contains renewal procedures designed to protect cable operators against arbitrary denials of renewal, although recent changes to the franchise renewal provision could make it easier for a franchising authority to deny a franchise renewal. Moreover, even if a franchise is renewed, the franchising authority may seek to impose upon a cable operator new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Some franchising authorities may also attempt to impose open access regulations as a condition of renewal. (See # "Use of Cable Systems by the Government and Unrelated Third Parties.") Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on Cox in connection with a request for such consent, including open access conditions. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have typically obtained franchise renewals. Cox believes that it has generally met the terms of its franchises and has provided quality levels of service. Cox anticipates that its future franchise renewal prospects generally will be favorable.

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

     Each franchise generally contains provisions governing:

     - cable service rates;

     - franchise fees;

     - franchise term;

     - system construction and maintenance obligations;

     - system channel capacity;

     - design and technical performance;

     - customer service standards;

     - franchise renewal;

     - sale or transfer of the franchise;

     - territory of the franchisee;

     - indemnification of the franchising authority;

     - use and occupancy of public streets;

     - types of cable services provided; and

     - public, educational, and governmental access channel capacity.

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

TELECOMMUNICATIONS REGULATION

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

     LANDLINE TELECOMMUNICATIONS SERVICES. While the current switched voice and data market is dominated by local exchange companies, also known as incumbent LECs, the 1996 Act presents new opportunities for new carrier entrants into these markets. The LECs provide a full range of local telecommunications services and equipment to customers, as well as originating and terminating access to their local networks to interexchange carriers and commercial mobile radio service providers. Because LECs historically have had exclusive state franchises by law to provide telephone services, they have established monopoly relationships with their customers. Under the new law and subject to certain limited exemptions for rural telephone companies, the FCC is directed to preempt any state law or regulation that acts to prevent new competitive entry into incumbent LEC markets.

     The 1996 Act also eliminates the interexchange (generally referred to as interLATA) restrictions contained in the Modified Final Judgment and the 1981 consent decree. The 1996 Act establishes procedures under which a Bell Operating Company, commonly known as a BOC, can enter the market for interLATA services within its telephone service area. Before a BOC can enter the landline interLATA market, it must enter into a state-approved interconnection agreement with a company that provides local exchange service to business and residential customers predominantly over its own facilities. Alternatively, if no such competitor requests interconnection, the BOC can request authority to provide interLATA services if it offers interconnection pursuant to state-approved terms and conditions. Unless the interconnecting carrier agrees, the interconnection provided by the BOC must comply with a "competitive checklist." Several BOCs have filed applications for authority to provide interLATA services, on a state-by-state basis. These applications include SBC in Texas and Bell Atlantic in New York. The FCC has recently granted Bell Atlantic's application to provide long distance services in New York. SBC's application to provide long distance or interLATA service in the State of Texas is under review at the FCC. Other BOC long distance applications can be expected.

     The 1996 Act also imposes access and interconnection requirements on ILECs to open their networks to competitors. The FCC adopted rules implementing those requirements in August 1996. State regulators are responsible for arbitrating interconnection disputes that arise between ILECs and new entrants. In addition, the 1996 Act specifies procedures for state commissions to review and approve interconnection agreements entered into between new entrants and ILECs. The FCC adopted interconnection rules establishing pricing standards and negotiation and arbitration guidelines that the states must follow in reviewing interconnection agreements between ILECs and their competitors. In 1997, the U.S. Court of Appeals for the Eighth Circuit vacated certain portions of the FCC's rules, but in January 1999, the Supreme Court reversed the Eighth Circuit and upheld, for the most part, the FCC's interconnection rules; however, the Supreme Court instructed the FCC to reconsider its determination regarding the extent to which ILECs are required to unbundle elements of their networks and provide those elements to competitors. On November 5, 1999, the FCC issued an order that reconsidered the unbundling obligations contained in the 1996 Act. The FCC eliminated items from its previous list of unbundled network elements. The FCC stated that its revised unbundling rules are designed to advance the development of facilities-based competition and to provide incentives for incumbent and competitive carriers to invest in their own facilities and innovate.

     REGULATORY REQUIREMENTS FOR ALL LECS INCLUDING NEW ENTRANTS. Under the 1996 Act, new landline entrants will become subject to additional federal regulatory requirements when they provide local exchange service in any market. The 1996 Act imposes a number of access and interconnection requirements on all LECs, with additional requirements imposed on incumbent LECs. Specifically, the 1996 Act:

     - requires the FCC to implement rules under which all LECs must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale and access to rights of way; and

     - specifies procedures for state commissions to review and approve both voluntary and compulsory interconnection agreements entered into between new entrants and incumbent LECs.

     These requirements also place burdens on new entrants that may benefit other competitors. In particular, the resale requirement means that a company can seek to resell services using the facilities of a new entrant without making a similar investment in facilities.

     One of the goals of the Communications Act as originally passed was to extend telephone service to all citizens of the United States. This goal has been achieved primarily by state commissions maintaining the rates for basic local exchange service at a reasonable level. It was widely accepted that incumbent LECs were able to maintain relatively low local rates by subsidizing them with revenues from business and toll services, and by subsidizing rural service at the expense of urban customers. The extent of these subsidies has been widely disputed and the incumbent LECs that possess this information generally have not made it available for review and verification.

     The 1996 Act continues the goal of preserving and advancing universal service by requiring the FCC to establish an explicit mechanism for subsidizing service to those who might otherwise drop off the public switched telephone network. The rules adopted by the FCC in its Universal Service orders require telecommunications carriers generally (subject to limited exemptions) to contribute to funding existing universal service programs for high cost carriers and low income customers and to new universal service programs for schools, libraries and rural health care providers. The FCC has put in place a program to fund high cost service areas not served by rural LECs that, in the short run, preserves many of the existing subsidies. It has not yet proposed a program for universal service funding for high cost areas served by rural LECs.

     Depending upon how the FCC completes the implementation of its statutory mandate and how states adjust their existing programs or create new programs, this subsidy mechanism may provide an additional source of revenue to those LECs or other carriers, e.g., wireless providers, willing and able to provide service to those markets that are less financially desirable, either because of the high cost of providing service or the limited revenues that might be available from serving a particular subset of customers in an area, such as residential customers.

     Another goal of the 1996 Act is to increase competition for telecommunications services, thereby reducing the need for continuing regulation of these services. To this end the 1996 Act requires the FCC to streamline its regulation of incumbent LECs and permits the FCC to forbear from regulating particular classes of telecommunications services or providers, including through relaxation or potentially eventual termination of FCC service tariffing requirements. Indeed, in an August 1999 order, the FCC established a framework for granting price cap LECs relief from the FCC's rate level, rate structure, and tariffing rules once they satisfy certain competitive criteria. In November, 1999, however, the FCC denied certain BOC petitions for forbearance from dominant carrier regulation for special access and high capacity transport services. The FCC concluded that the state of competition in the market for special access and high capacity dedicated transport services was not sufficiently developed to support a conclusion that the BOC petitioners lack market power, and thus qualify for non-dominant treatment in the provision of these services. An incumbent price cap LEC, however, may file a petition with the FCC in accordance with the procedures outlined in the August 1999 order, identifying the relief it seeks and demonstrating that it has satisfied the certain "triggers." The LEC must demonstrate that sufficient competition has developed in a market for special access and high capacity dedicated transport services to warrant relaxation of the FCC rules for that market.

     The 1996 Act eliminates the requirement that incumbent LECs obtain FCC authorization prior to constructing facilities for interstate services. The 1996 Act also limits the FCC's ability to review incumbent LEC tariff filings. These changes will increase the speed with which incumbent LECs are able to introduce new service offerings and new pricing of existing services, thereby increasing their flexibility to respond to new entrants. The FCC is also examining ways to further streamline the periodic accounting filings required of large incumbent LECs.

     In addition to incumbent LECs and existing competitive access providers, new entrants potentially capable of offering switched and non-switched services include individual cable television companies, electric utilities, long distance carriers, microwave carriers, wireless service providers, resellers and private networks built by large end-users or any combination of these entities.

     BROADBAND PCS AND SPECTRUM AUCTIONS. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating the entry of or the rates charged by any Commercial Mobile Radio Service provider commonly known as a CMRS provider, including personal communications services providers. On February 3, 1994, the FCC adopted rules implementing the 1993 Budget Act and created the CMRS regulatory classification. The CMRS classification applies to all mobile services (including personal communications services) that are for profit and that provide interconnected service to the public or a substantial portion of the public. At that time, the FCC preempted state regulation and established a procedure for states to petition the FCC for authority to regulate CMRS rates. States are permitted under the 1993 Budget Act to regulate "other terms and conditions" of CMRS, including the siting and zoning of CMRS equipment.

     The 1993 Budget Act also provided the FCC with the authority to auction spectrum that satisfied specific criteria. The FCC auctioned and continues to auction blocks of spectrum for PCS and other competing services. The first broadband PCS auction (Blocks "A" and "B") was completed in March 1995 and a Sprint PCS subsidiary acquired a significant number of licenses nationwide. The second auction was for 30 MHz blocks of broadband spectrum, licensed by BTA (Block "C" auction). Block C licenses were available only to parties that met specific FCC eligibility criteria. A 10 MHz BTA spectrum block, Block "F," was also auctioned only to parties meeting specific eligibility criteria following the Block "C" auction. The FCC also has licensed two BTA 10 MHz blocks of spectrum, Blocks "D" and "E," which are not subject to the additional eligibility requirements imposed on Blocks "C" and "F." There is a history of substantial difficulty with the C Block, with many of the winning bidders at auction proving unable to get financing to satisfy their license payment obligations to the FCC.

     On March 23, 1999, through April 15, 1999, the FCC reauctioned 10 MHz D, E and F block licenses and 15 and 30 MHz C block licenses that were either returned to the FCC or recaptured by the FCC after licensees defaulted on an FCC license payment obligation. Upon completion of the auction, this spectrum became available to competing broadband personal communications services providers.

     The FCC continues to make spectrum available for services that might compete with Sprint PCS. For example, in May 2000, the FCC is scheduled to auction licenses for fixed, mobile, and broadcasting services in the 747-762 and 777-792 MHZ bands. The FCC also has announced its decision to reauction in July 2000, C and F Block broadband PCS licenses that were returned or reclaimed by the FCC.

     STATE TELECOMMUNICATIONS REGULATION. In addition to federal rules and regulations that apply to Cox's telephony operations, state commissions regulate, to varying degrees, the intrastate services of landline telecommunications providers, including those of Cox's landline affiliates. New entrants providing local exchange services typically must apply for and receive state certification and operate in accordance with state commission pricing, terms and quality of service regulations. Under the 1996 Act, state commissions also must review interconnection agreements entered into between incumbent LECs and new entrants, as well as enforce the terms of disputed agreements. States may also choose to assess universal service funding contributions from new carriers provided that a state's program is consistent with the FCC's universal service rules. States are also playing an increasing role in telephone number assignment and number conservation.

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

EMPLOYEES

     At December 31, 1999, Cox had approximately 12,348 full-time-equivalent employees. Cox considers its relations with its employees to be satisfactory.

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

ITEM 3.  LEGAL PROCEEDINGS

     On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable television system subsidiaries in California arising out of the manner in which such systems sell premium channel cable services. The suit alleges that Cox's California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a-la-carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. Cox moved to dismiss the suit on dispositive substantive grounds or in the alternative to stay the suit on primary jurisdiction grounds. On February 13, 1998, the Court stayed the suit and referred it on grounds of primary jurisdiction to the FCC for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. On October 1, 1998, the plaintiffs filed a Petition with the FCC which alleged that the Cox California Systems violated the "buy-through" prohibition of the FCC's rules. Under the "buy-through" prohibition, cable systems may not require subscribers to purchase intermediate tiers of cable service as a prerequisite to receiving per-channel and per-program cable service unless such systems can demonstrate that they are not technically capable of complying with the buy-through requirement. In July 1999, the FCC dismissed the Petition. The FCC concluded that Cox's San Diego system is complying with the buy-through rule and that the named plaintiffs lack standing to raise this issue with regard to Cox's other California systems. The suit is now proceeding in state court. The court granted Cox and the plaintiffs an extension of time during which the parties may explore the possibility of a resolution to the suit. If no resolution is reached, the plaintiffs may file an amended complaint and Cox may renew its motion to dismiss the suit based on the grounds raised in its earlier motion and the additional grounds of the FCC's dismissal of the Petition and the plaintiffs' lack of standing to pursue claims against Cox's other California systems. The outcome of this matter cannot be predicted at this time.

     Cox and certain subsidiaries are defendants in four putative subscriber class action suits in state courts in Louisiana, Indiana, Texas and Nevada initiated between October 17, 1997 and December 17, 1998. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under certain claimed causes of action under various bodies of state law. These actions are in various stages of defense. Settlement in Nevada is pending final court approval. The remaining actions are being defended vigorously. The outcome of these matters cannot be predicted at this time. Three additional suits that have been pending in Arizona and Florida have been settled; one additional suit that had been pending in Nebraska was dismissed.

     On November 10, 1999, Fred and Roberta Lipschutz, Arthur Simon and John Galley III, on behalf of themselves and all persons similarly situated, filed a putative class action suit against Cox and thirteen other defendants in the United States District Court for the Central District of California. The action alleges that a putative class defined as all persons who since November 10, 1995, have purchased broadband Internet data transmission services from a "cable company defendant" has been injured because alleged agreements among the "cable company defendants" and/or the "cable company defendants" and defendants @Home Corporation and RoadRunner have required the putative class to purchase both Internet data transmission services and interface/content services from @Home or RoadRunner. The complaint asserts claims under Section 1 of the Sherman Antitrust Act, the California Cartwright Act, and California unfair competition law and seeks injunctive relief and compensatory and treble damages. An amended complaint adding additional named plaintiffs was filed on December 30, 1999 and Cox filed its answer to the amended complaint on January 19, 2000. Cox intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

     Cox is a party to various other legal proceedings which are ordinary and incidental to its business. Management does not expect that any of these other legal proceedings currently pending will have a material adverse impact on Cox's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the section entitled "Shareholder Information" of Cox's 1999 Summary Annual Report to Stockholders (see Exhibit 13).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial data for each of the five years in the period ended December 31, 1999 has been derived from and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. and the Consolidated Financial Statements and Supplementary Data and notes thereto in Item 8.

                                                          YEAR ENDED DECEMBER 31
                                        ----------------------------------------------------------
                                          1999         1998         1997         1996       1995
                                        ---------    ---------    ---------    --------   --------
                                               (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Revenues............................  $ 2,318.1    $ 1,716.8    $ 1,610.4    $1,460.3   $1,286.2
  Operating income....................      262.9        201.4        257.1       221.7      226.0
  Interest expense....................      305.7        223.3        202.1       146.1      132.3
  Equity in net losses of affiliated
     companies........................       90.5        547.2        404.4       170.4       79.7
  Gain on investments, net............    1,569.4      2,484.2         64.7         4.6      188.8
  Gain on issuance of stock by
     affiliated companies.............         --        165.3         90.8        50.1         --
  Dividend income.....................       44.3         12.2           --          --         --
  Net income (loss)...................      881.9      1,270.7       (136.5)      (51.6)     103.8
  Basic net income (loss) per
     share(a).........................  $    1.54    $    2.33    $   (0.25)   $  (0.10)  $   0.20
  Diluted net income (loss) per
     share(a).........................       1.51         2.30        (0.25)      (0.10)      0.20
OTHER OPERATING AND FINANCIAL DATA:
  Operating cash flow(b)..............  $   901.2    $   659.1    $   609.8    $  556.9   $  493.3
  Operating cash flow margin(b).......       38.9%        38.4%        37.9%       38.1%      38.4%
  Ratio of debt to operating cash
     flow (b).........................        7.1x(c)      6.2x(c)      5.2x(c)     5.2x       5.2x
  Cash flows provided by operating
     activities.......................  $   404.7    $   667.2    $   553.6    $  309.1   $  324.9
  Cash flows (used in) investing
     activities.......................   (3,849.6)    (1,600.4)    (1,108.0)     (522.2)    (865.5)
  Cash flows provided by financing
     activities.......................    3,447.6        935.6        540.3       246.2      576.4
BALANCE SHEET DATA:
December 31
  Total assets........................  $26,614.5    $12,878.1    $ 6,556.6    $5,784.6   $5,555.3
  Total debt (including amounts due to
     CEI).............................    6,375.8      4,090.8      3,148.8     2,881.0    2,575.3
  Total Cox-obligated capital and
     preferred securities of
     subsidiary trusts................    1,150.6           --           --          --         --

                                                             YEAR ENDED DECEMBER 31
                                            ---------------------------------------------------------
                                              1999        1998        1997        1996        1995
                                            ---------   ---------   ---------   ---------   ---------
CUSTOMER DATA:
  Basic customers(d)......................  5,136,184   3,753,608   3,235,338   3,259,384   3,248,759
  New services(e).........................    554,025     169,731      18,941          --          --
                                            ---------   ---------   ---------   ---------   ---------
  Revenue Generating Units(f).............  5,690,209   3,923,339   3,254,279   3,259,384   3,248,759
  Homes passed(g).........................  8,031,340   5,923,428   5,023,870   5,016,749   5,005,858
  Basic penetration(h)....................       64.0%       63.4%       64.4%       65.0%       64.9%
  Premium service units(i)................  3,237,013   2,206,833   1,865,184   2,000,673   1,827,068

---------------

(a) All historical per share amounts have been restated to reflect Cox's two-for-one stock split which was effective on May 21, 1999.
(b) Operating cash flow (operating income before depreciation, amortization and gain on sale and exchange of cable television systems), a non-GAAP measure of performance, is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. Operating cash flow should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to net cash provided by operating activities as a measure of liquidity.
(c) Using the fourth quarter annualized operating cash flow, the ratio would have been 5.5x, 5.1x and 4.6x at December 31, 1999, 1998 and 1997, respectively.
(d) A home with one or more television sets connected to a cable television system is counted as one basic service customer.
(e) New services include Cox Digital Television, high-speed Internet access and Cox Digital Telephone.
(f) Each basic customer and each new service is a Revenue Generating Unit. In certain locations, a household may purchase more than one new service, each of which is counted as a separate Revenue Generating Unit.
(g) A home is deemed to be "passed" if it can be connected to the distribution system without any further extension of the distribution plant.
(h)  Basic customers as a percentage of homes passed.
(i) Premium service units include single or multi-channel services offered for a monthly fee per service.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS, TRANSACTIONS AND INVESTMENTS

Recent Acquisitions

     In January 2000, Cox completed the acquisition of cable television systems serving 522,000 customers in Kansas, Oklahoma and North Carolina from Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., in a cash transaction valued at $2.7 billion.

     In March 2000, Cox and AT&T Corp. exchanged Cox's 50.3 million shares of AT&T common stock for the stock of AT&T subsidiaries that own cable television systems serving approximately 495,000 customers and certain other assets and liabilities, including cash. In return for its 50.3 million shares of AT&T common stock, Cox received: cable television systems serving Tulsa, Oklahoma (160,000 customers) and Baton Rouge, Louisiana (156,000 customers); the remaining 20% ownership interest in a partnership in which Cox acquired an 80% interest through its merger with TCA Cable TV, Inc.; Peak Cablevision LLC, which has 117,000 customers in Oklahoma, Arkansas, Utah and Nevada; and approximately $750.0 million in other assets, including cash.

1999 Acquisitions and Transactions

     In August 1999, Cox completed its merger with TCA, a cable television operator serving approximately 883,000 customers in Texas, Arkansas, Louisiana and four other states for consideration consisting of $1.6 billion in cash, 38.3 million shares of Cox Class A common stock and assumed indebtedness of $540.0 million. Upon completion of the merger, Cox repaid $340.0 million of the assumed TCA debt. Cox also acquired VPI Communications, Inc., an affiliate of TCA, and TCA's interest in two majority owned partnerships in connection with the TCA merger. VPI provides advertising sales and turnkey advertising services to 82 cable television system operators representing more than 3.5 million customers nationwide.

     Also in August 1999, Cox and MediaOne exchanged selected cable television systems serving communities in Massachusetts, Rhode Island and Connecticut. In connection with the transaction, Cox traded its cable television systems in Massachusetts, serving more than 54,000 customers, for MediaOne properties in Connecticut and Rhode Island, serving 51,000 customers, and cash. Cox recognized a pre-tax gain of $77.4 million upon completion of this transaction.

     In October 1999, Cox completed the acquisition of cable television systems serving more than 260,000 customers in Fairfax County and Fredericksburg, Virginia from Media General, Inc. in a cash transaction valued at $1.4 billion.

     Also in October 1999, Cox reorganized its partnership with Time Warner Entertainment Company, L.P., under which Cox acquired control of the cable television system serving Fort Walton Beach, Florida and received $104.5 million, and Time Warner acquired control of the cable television system serving Staten Island, New York. Cox recognized a pre-tax gain of $94.8 million in connection with this reorganization.

1998 Acquisitions and Transactions

     In June 1998, Cox completed the acquisition of a cable television system serving approximately 115,000 customers in Arizona from Tele-Communications, Inc. in a cash transaction valued at $250.2 million.

     In October 1998, Cox completed the acquisition of a cable television system serving approximately 293,000 residential customers and 105,000 hotel units in the greater Las Vegas area and certain related businesses owned by Prime South Diversified, Inc. for a combination of common and convertible preferred stock and cash with an aggregate value of approximately $1.3 billion, including the refinancing of certain Prime South indebtedness.

Investments

     See "Investments" in Part I, Item 1. "Business" and Note 6, "Investments," in Part II, Item 8. "Consolidated Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

     The results of operations discussed below include the effects of the following as of their acquisition dates:

     - the August 1999 TCA merger;

     - the August 1999 exchange of selected cable television systems with MediaOne;

     - the October 1999 acquisition of cable television systems from Media General;

     - the October 1999 reorganization of Cox's partnership with Time Warner, under which Cox obtained control of the cable television system serving Ft. Walton Beach, Florida;

     - the April 1998 disposition of Cox's partnership interests and net assets in and operations of PrimeStar Partners, L.P.;

     - the June 1998 acquisition of cable television systems in Tucson and Sierra Vista, Arizona; and

     - the October 1998 acquisition of a cable television system in Las Vegas, Nevada.

     These transactions are collectively referred to in the discussion below as the 1999 and 1998 transactions.

1999 COMPARED WITH 1998

     Total revenues for the year ended December 31, 1999 were $2,318.1 million, a 35% increase over revenues of $1,716.8 million for the year ended December 31, 1998. Of this increase, 23% relates to increased revenues from the 1999 and 1998 transactions. The remaining 12% increase includes the effects of:

     - basic and digital customer growth at existing cable television systems;

     - rate increases, implemented primarily during the fourth quarter 1998, resulting from channel additions, increased programming costs and the pass-through of inflation adjustments;

     - an increase in pay-per-view revenues due to national boxing events during the first and third quarters of 1999 and an increase in digital pay-per-view revenues;

     - growth in local and national advertising sales; and

     - growth in data, commercial telephony and residential telephony product subscriptions.

     Programming costs were $561.3 million for the year ended December 31, 1999, an increase of 38% over the same period in 1998. Of this increase, 25% relates to the 1999 and 1998 transactions. The remaining 13% increase is due to basic and digital customer growth at existing cable television systems, January 1999 programming rate increases, channel additions and the 1999 pay-per-view events discussed above. Plant operations expenses increased 31% to $173.5 million. Of this increase, 19% relates to the 1999 and 1998 transactions. The remaining 12% increase relates to increased plant maintenance and costs related to significant growth of new services at existing cable television systems.

     Marketing costs increased 48% to $147.0 million. Of this increase, 29% relates to the 1999 and 1998 transactions, including the acquisition of VPI as part of the TCA merger. The remaining 19% increase relates to costs associated with the rollout of digital video, high-speed data and telephony services. General and administrative expenses for the year ended December 31, 1999 increased 37% to $535.1 million due to the 1999 and 1998 transactions and costs associated with digital video, high-speed data and telephony services in newly launched markets.

     Depreciation increased to $550.7 million for the year ended December 31, 1999 compared to $373.5 million during the year ended December 31, 1998 due to the 1999 and 1998 transactions and the continued upgrade and rebuild of Cox's broadband network. Amortization increased to $165.0 million for the year ended December 31, 1999 compared to $84.2 million during 1998 due to the 1999 and 1998 transactions. Gain on sale and exchange of cable television systems reflects the $77.4 million pre-tax gain on the August 1999 exchange of cable television systems with MediaOne. Operating income for the year ended December 31, 1999 was $262.9 million, an increase of 31% compared to 1998.

     Interest expense increased to $305.7 million for the year ended December 31, 1999 compared to $223.3 million in 1998 primarily due to an increase in the total debt outstanding. Equity in net losses of affiliated companies was $90.5 million primarily due to losses associated with Cox PCS.

     Net gain on investments of $1,569.4 million primarily includes:

     - $433.1 million pre-tax gain on the sale of Cox's interest in Telewest in January 1999;

     - $908.5 million pre-tax gain on the transfer of Cox's remaining interest in Cox PCS to Sprint Corporation during May 1999 in exchange for approximately 38.1 million shares of Sprint PCS' common stock -- Series 2;

     - $94.8 million pre-tax gain in connection with the October 1999 reorganization of Cox's partnership with Time Warner under which Cox acquired control of the cable television system serving Ft. Walton Beach, Florida and received $104.5 million; and

     - $165.6 million pre-tax gain on the sale of 3.9 million shares of Sprint PCS common stock in December 1999.

     Minority interest of $18.6 million primarily represents the coupon distributions with respect to $650.0 million FELINE PRIDES issued by Cox in August 1999 and $500.0 million RHINOS issued by Cox in October 1999.

     Net income for the year ended December 31, 1999 was $881.9 million as compared to $1,270.7 million for the year ended December 31, 1998.

     Operating cash flow (operating income before depreciation, amortization and gain on sale and exchange of cable television systems), a non-GAAP measure of performance, is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. Operating cash flow increased 37% to $901.2 million for the year ended December 31, 1999. The operating cash flow margin (operating cash flow as a percentage of revenues) for the year ended December 31, 1999 was 38.9%, an increase from 38.4% over the year ended December 31, 1998. Operating cash flows should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to net cash provided by operating activities as a measure of liquidity.

1998 COMPARED WITH 1997

     Total revenues for the year ended December 31, 1998 were $1,716.8 million, a 7% increase over revenues of $1,610.4 million for the year ended December 31, 1997. The increase includes the net effects of:

     - basic and digital customer growth at existing cable television systems;

     - rate increases, implemented primarily during the fourth quarter of 1997, resulting from channel additions, increased programming costs the pass-through of inflation adjustments and the acquisition of the Las Vegas cable television system;

     - an increase in pay-per-view revenues contributed by the Las Vegas cable television system offset by a decrease in comparative revenues due to the 1997 Tyson/Holyfield boxing event;

     - growth in local and national advertising sales due to political advertising, a robust economy and the acquisition of the Las Vegas cable television system;

     - growth in data, commercial telephony and residential telephony product offerings; and

     - a decrease in revenues from satellite operations during 1998 as a result of the restructuring of PrimeStar Partners, L.P. during April 1998 which resulted in the exchange of Cox's interest and net assets in and operations of PrimeStar Partners for an ownership interest in PrimeStar, Inc.

     Programming costs were $406.7 million in 1998, an increase of 14% over 1997 due to basic and digital customer growth, January 1998 programming rate increases and channel additions and additional programming costs related to the acquisition of the Las Vegas cable television system. Plant operations expenses increased 21% to $132.8 million and included the effect of a revised cost component factor used to capitalize indirect costs relating to network construction activity beginning in the third quarter of 1997. Marketing costs increased to $99.5 million in 1998 due in part to costs associated with the rollout of digital video, high-speed data and telephony services. General and administrative expenses for the year ended December 31, 1998 increased 11% to $389.2 million due primarily to costs associated with digital video, high-speed data and telephony services.

     Depreciation was $373.5 million for the year ended December 31, 1998, a 13% increase compared to 1997. The continued upgrade and rebuild of the broadband network and the acquisition of the Las Vegas cable television system are principal components of this increase. Amortization increased 13% to $84.2 million primarily due to additional franchise value resulting from the acquisitions of the Las Vegas and the Tucson and Sierra Vista, Arizona cable television systems. Operating income for 1998 was $201.4 million, a decrease of 22% compared to 1997.

     Interest expense increased $21.2 million to $223.3 million primarily due to an increase in total debt outstanding. Equity in net losses of affiliated companies was $547.2 million primarily due to losses of $330.0 million, $107.8 million and $46.6 million associated with Sprint PCS, Cox PCS and Teleport Communications Group, Inc., respectively.

     Net gain on investments of $2,484.2 million primarily includes:

     - $1,719.3 million pre-tax gain on the conversion of Cox's equity ownership of Teleport into AT&T common stock during July 1998; and

     - $769.5 million pre-tax gain related to the reorganization of Sprint PCS in November 1998.

     Gain on issuance of stock by affiliated companies of $165.3 million primarily resulted from a stock acquisition by Teleport. Dividend income of $12.2 million was from Cox's investment in AT&T.

     Net income for the year ended December 31, 1998 was $1,270.7 million as compared to net loss of $136.5 million for the year ended December 31, 1997.

     Operating cash flow increased 8% to $659.1 million for the year ended December 31, 1998. The operating cash flow margin for the year ended December 31, 1998 was 38.4%, an increase from 37.9% for the year ended December 31, 1997. Operating cash flow should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to net cash flows provided by operating activities as a measure of liquidity.

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

     During 1999, Cox made capital expenditures of approximately $1.2 billion. These expenditures were primarily for upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband services including digital video, high-speed Internet access, telephony, video on demand and Internet to the television. Capital expenditures for 2000 are expected to range between $1.5 billion and $1.7 billion. Capital expenditures for each of 2001 and 2002 are expected to range between $1.3 billion and $1.5 billion and for each of 2003 and 2004 are expected to range between $1.0 billion and $1.2 billion.

     In addition to improvements of existing systems, Cox made strategic investments in businesses focused on telephony, programming and communications-related activities. Investments in affiliated companies of $31.0 million primarily included debt and equity funding for NextLink Nevada. Future funding requirements for investments in affiliated companies are expected to total approximately $20.0 million over the next five years. Actual capital requirements may vary significantly from the amounts stated above and will depend on numerous factors as many of these affiliates are growing businesses and specific financing requirements will change depending on the evolution of these businesses.

     Payments for the purchases of cable television systems of $3.5 billion primarily represents cash paid in connection with the TCA merger and the acquisition of cable television systems from Media General.

     During 1999, Cox paid $350.0 million towards its revolving credit borrowings and extinguished the remaining balance of $150.0 million on its Floating Rate Reset Notes. Net repayments on commercial paper were $512.4 million.

SOURCES OF CASH

     During 1999, Cox generated $404.7 million from operations. Proceeds from the sale of investments of $872.9 million include $727.9 million from the sale of Cox's interest in Telewest in January 1999 and $130.3 million for the sale of
3.9 million shares of Sprint PCS common stock in December 1999. Proceeds on exchange of cable television systems of $114.2 million primarily represents cash received from Time Warner in connection with the reorganization of Cox's partnership with Time Warner, under which Cox acquired control of the cable television system in Ft. Walton Beach, Florida.

     Proceeds from the issuance of debt during 1999 was approximately $3.3 billion, net of underwriting discounts, and is composed of the following:

     - the issuance of senior debt securities for aggregate proceeds of $2.0 billion; and

     - the issuance of 14,375,000 Exchangeable Subordinated Debentures due 2029, called PRIZES, for aggregate proceeds of approximately $1.3 billion. The PRIZES are indexed to the trading price of Sprint PCS common stock -- Series 1 and are exchangeable by the holder for cash based on the market value of Sprint PCS common stock -- Series 1. The PRIZES are listed on the NYSE under the symbol "PRI."

     Proceeds from the issuance of common stock is from the issuance of 10.1 million shares of Class A common stock for aggregate proceeds of $350.3 million, net of offering costs of $12.4 million.

     Proceeds from the issuance of Cox-obligated capital and preferred securities of subsidiary trusts were approximately $1.2 billion, and included the following:

     - the issuance of FELINE PRIDES for proceeds of $650.0 million; and

     - the issuance of RHINOS by a wholly owned subsidiary trust to an affiliate of The Bank of America for aggregate proceeds of $500.0 million. The RHINOS are long-term auction rate term preferred securities of Cox RHINOS Trust.

     Each FELINE PRIDES consists of a unit comprised of:

      (1) a three-year forward purchase contract under which the holder is obligated to purchase from Cox new shares of Cox Class A common stock based upon a settlement rate, and

      (2) either:

             (A) beneficial ownership of a 7% capital security having a stated
                 liquidation amount equal to $50, representing a preferred undivided beneficial interest in the assets of Cox Trust II, a wholly owned financing subsidiary of Cox, or

             (B) a 5% undivided beneficial ownership in a zero coupon U.S.
                 Treasury Security having a principal amount at maturity equal to $1,000.

     Units comprised of a purchase contract and a beneficial interest in capital securities are called Income PRIDES and units comprised of a purchase contract and a beneficial interest in the treasury securities are called Growth PRIDES. The Income PRIDES and the Growth PRIDES are listed on the NYSE under the symbols "COXPrI" and "COXPrG," respectively.

OTHER

     At December 31, 1999, Cox had approximately $6.4 billion of outstanding indebtedness and $1.2 billion of outstanding Cox-obligated capital securities of subsidiary trusts. In addition, Cox had approximately $5.0 billion available under its revolving credit facilities, shelf registration statements and commercial paper program.

     Cox expects that the cost of its network upgrades and investment activity will exceed Cox's cash flow from operations and, therefore, additional capital will be necessary. Cox believes it will be able to meet its capital needs for the next twelve months with unused amounts available under existing revolving agreements, the shelf registration statements and the commercial paper program. In addition, Cox is pursuing alternatives to monetize certain unconsolidated investments.

     Cox believes its operations are not materially affected by inflation.

     All historical weighted average share, per share and historical balance sheet amounts have been restated to reflect Cox's two-for-one stock split which was effective on May 21, 1999.

     In January 2000, Cox borrowed $500.0 million under a floating rate bridge loan which is due and payable on March 31, 2000.

     In March 2000, Cox issued $275.0 million aggregate principal amount of 3% Exchangeable Subordinated Debentures due 2030, also referred to as Premium PHONES, for proceeds of $269.5 million, net of underwriting discounts. Prior to March 14, 2002, the Premium Phones are exchangeable at the holders' option for cash in an amount based on the trading price of the underlying reference shares, which are initially shares of Sprint PCS common stock -- Series 1. On or after that date, the Premium Phones can be exchanged by the holders, at Cox's election, for cash or the underlying reference shares. The Premium PHONES are listed on the NYSE under the symbol "COX 30."

     On March 16, 2000, Cox notified the trustee, who then gave notice to the record holders of Cox's Floating Rate Notes due August 15, 2000, of Cox's intention to redeem all $525.0 million aggregate principal amount outstanding of the Floating Rate Notes on March 31, 2000.

     The above description of certain material terms of the FELINE PRIDES, the PRIZES and the Premium PHONES are summaries and not intended to be comprehensive descriptions of these securities. Additional terms of the FELINE PRIDES, the PRIZES and the Premium PHONES can be found in Notes 9, 10 and 19 in Part II,
Item 8."Consolidated Financial Statements and Supplementary Data." For a complete description of each of these securities, you should read Cox's prospectus supplement dated August 9, 1999 with respect to the FELINE PRIDES, Cox's prospectus supplement dated November 29, 1999 with respect to the PRIZES and Cox's prospectus supplement dated March 8, 2000 with respect to the Premium PHONES. The disclosure regarding each of these securities in this section is qualified in its entirety by reference to the respective prospectus supplements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 1998, SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is in the process of assessing the impact of SFAS No. 133 on the consolidated financial statements.

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

     The initial discussions of Year 2000 readiness exclude information on acquisitions, which are discussed separately, below.

     Cox did not experience any material Year 2000 failures subsequent to December 31, 1999. Although Cox believes it has taken the appropriate steps to address Year 2000 readiness, there is no guarantee that Cox's efforts will prevent a material adverse impact on the consolidated results of operations and financial condition.

Vendors

     Cox's assessment of its vendors included a formal communication program with Cox's significant vendors to determine the extent to which Cox is vulnerable should those third parties fail to remediate their own Year 2000 non-compliance. In addition, Cox completed testing with certain key vendors. With respect to customers, most of Cox's customer base consists of individual subscribers; thus, vulnerability to a few key customers is not a significant risk to Cox. Cox is not aware of any Year 2000 non-compliance or failures by its vendors or customers that could materially affect Cox's business operations; however, Cox does not control the systems of other companies and cannot assure that such systems were converted in a timely fashion or, if not converted, would not have an adverse effect on Cox's business operations.

Costs

     Total costs associated with Year 2000 compliance have not been material to Cox's financial position. Most of the costs associated with Cox's applications systems, including subscriber equipment, upgrades and replacements are being incurred irrespective of the Year 2000 initiative. In addition, the timing of these upgrades and replacements was not accelerated in order to become Year 2000 compliant. As of December 31, 1999, the total incremental costs expended on the Year 2000 initiative is approximately $2.7 million. Cox expects that the total incremental costs of the Year 2000 initiative upon completion will be less than $3.0 million.

Risks and Reasonably Likely Worst Case Scenarios

     The failure to correct a material Year 2000 problem could result in system failures leading to a disruption in, or failure of certain normal business activities or operations. Such failures could materially and adversely affect Cox's results of operations, liquidity and financial condition. In spite of the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, Cox is unaware at this time of any material consequences of Year 2000 failures that would have material impact on Cox's results of operations, liquidity or financial condition.

Recently Closed Acquisitions

     Cox has completed the TCA merger, as well as the acquisition of certain cable television systems from Media General, Inc., MediaOne Group, First Commonwealth Communications, Inc., Cable Plus Holding

Company, Multimedia and AT&T. Prior to the acquisition of each of these systems, their respective owners began implementing their own Year 2000 readiness initiatives. In connection with each acquisition, the seller either covenanted, warranted or represented to Cox that the acquired systems either were already Year 2000 compliant, that such systems would be compliant before the respective acquisitions' closing dates, or that such systems were on track with their respective plans to address the Year 2000 problem. Cox is in the process of verifying the compliance claims, and further, has negotiated certain contractual rights in connection with the acquisitions providing recourse against the sellers in the event that covenants, representations, and warranties relating to Year 2000 readiness are not met. Following the closing of the recent transactions, Cox has in some cases remediated certain systems and components. At present, Cox is unaware of any January 1, 2000 or likely material failures. However, the acquired systems operate on diverse platforms, some of which are based on older and possibly outdated technologies and in some instances have not been certified compliant by their vendors.

Contingency and Business Continuation Plan

     The Year 2000 initiative calls for suitable contingency planning for Cox's at-risk business functions. Cox normally makes contingency plans in order to avoid interrupted service providing video, voice and data products to Cox's customers. The normal contingency planning has been revised where appropriate, to specifically address Year 2000 exposure with respect to service to customers.

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

RISK FACTORS

     This Form 10-K includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning our outlook for the future and information about our strategic plans and objectives, expectations as to subscriber and revenue growth, anticipated rates of subscriber penetration, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Actual results may differ materially from those in the forward-looking statements, and may be affected by known and unknown risks, uncertainties and other factors. Many of these risks and uncertainties have been discussed in our prior filings with the Securities and Exchange Commission. Factors to consider in connection with any of our forward-looking statements include, but are not limited to:

     - Our ability to implement successfully our growth strategies and the level of success of our operating initiatives, including future expenditures on capital projects, terms and availability of capital, the actual level of revenue growth, adverse changes in the price of telephony interconnection or cable television programming, and disruptions in the supply of services and equipment. In addition, material changes in the cost of equipment or significant unanticipated capital expenditures could disrupt our business plan and adversely affect our business operations.

     - Trends in our businesses, particularly trends in the market for existing and new communications services and changes in our business strategy and development plans.

     - Our ability to increase penetration in existing markets, as well as those we enter through acquisitions or other business combinations, including our ability to continue to control costs and maintain high standards of customer service, the extent to which consumer demand for voice, video and data services increases, subscriber availability and growth, subscriber demand and competition.

     - Our ability to generate sufficient cash flow to meet our debt service obligations and to finance ongoing operations. Cox has historically reported net losses, and we operate with a significant level of indebtedness. Cash generated from operating activities and borrowing has been sufficient to fund our debt service, working capital obligations and capital expenditure requirements. We believe that Cox will continue to generate cash and obtain financing sufficient to meet these requirements. However, if Cox were unable to meet these requirements, we would have to consider refinancing our indebtedness or obtaining new financing. Although in the past we have been able to refinance our indebtedness and obtain new financing, there can be no assurance that we will be able to do so in the future or that, if we were able to do so, the terms available would be acceptable to us. In addition, we must manage exposure to interest rate risk due to variable rate debt instruments.

     - Changes in our relationship with, the performance of, and the market value of companies in which we have significant investments, especially investments in telecommunications and technology, including Sprint PCS and Excite@Home.

     - Competition from alternative methods of receiving and distributing signals and from other sources of news, information and entertainment, such as newspapers, movie theaters, online computer services and home video products. Because our franchises are generally non-exclusive, there is potential for competition from other operators of cable television systems and other distribution systems capable of delivering programming to homes or businesses, including direct broadcast satellite systems and multichannel, multipoint distribution services. In addition, we face general competitive factors, such as the introduction of new technologies (such as Internet-based services), changes in prices or demand for our products as a result of competitive actions or economic factors, and competitive pressures within the broadband communications industry.

     - Our ability to obtain the necessary FCC, as well as state and local, authorizations for new services, and our response to adverse regulatory changes. The cable television industry is subject to extensive regulation by federal, local and, in some instances, state governmental agencies. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus it is not possible to predict the effect that ongoing developments might have on the broadband communications industry or on our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk that Cox will incur losses due to adverse changes in equity, interest, commodity or currency exchange rate and prices. Cox's primary market risk exposure pertains to changes in interest rates.

     With respect to financial instruments, Cox has estimated the fair values of such instruments using available market information and appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

     The carrying amounts of cash, accounts receivable, other assets, accounts payable, deferred income and amounts due to/from Cox Enterprises are reasonable estimates of their fair value at December 31, 1999 and 1998.

     The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The commercial paper and floating rate notes at December 31, 1999 and the revolving credit agreements, commercial paper and floating rate reset notes at December 31, 1998 bear interest at current market rates and, thus, approximate fair value. In addition, the RHINOS at December 31, 1999 bear interest at current market rates and, thus, approximate fair value. Cox is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

     The estimated fair value of Cox's remaining debt instruments at December 31, 1999 was $3,858.3 million compared to a carrying amount of $4,064.1 million. The estimated fair value of the remaining debt instruments at December 31, 1998 was $2,385.7 million compared to a carrying amount of $2,393.6 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the remaining debt instruments with a carrying amount of $4,064.1 million to $4,065.3 million at December 31, 1999 and $2,393.6 million to $2,540.6 million at December 31, 1998.

     The estimated fair value of the FELINE PRIDES at December 31, 1999 was $884.0 million compared to a carrying amount of $642.3 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the FELINE PRIDES with a carrying amount of $642.3 million to $886.0 million at December 31, 1999. The estimated fair value of the PRIZES at December 31, 1999 was $1,400.0 million compared to a carrying amount of $1,272.2 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the PRIZES with a carrying amount of $1,272.2 million to $1,417.0 million at December 31, 1999.

     The fair values of some of Cox's investments are estimated based on quoted market prices for those or similar investments. For cost method investments for which there are no quoted market prices, a reasonable estimate of fair value was not practicable as such estimate could not be made without incurring excessive costs.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            COX COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                               (THOUSANDS OF DOLLARS)
ASSETS
Cash........................................................  $    33,313   $    30,604
Accounts and notes receivable, less allowance for doubtful
  accounts of $14,783 and $7,872............................      260,518       166,052
Net plant and equipment.....................................    4,038,236     2,652,212
Investments.................................................   11,769,610     5,981,057
Intangible assets...........................................   10,174,034     3,959,906
Amounts due from Cox Enterprises, Inc.......................      114,821            --
Other assets................................................      223,965        88,273
                                                              -----------   -----------
          Total assets......................................  $26,614,497   $12,878,104
                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses.......................  $   477,134   $   296,950
Deferred income taxes.......................................    6,670,521     2,886,636
Other liabilities...........................................      209,211       227,197
Debt........................................................    6,375,795     3,920,159
Amounts due to Cox Enterprises, Inc.........................           --       170,596
                                                              -----------   -----------
          Total liabilities.................................   13,732,661     7,501,538
                                                              -----------   -----------
Commitments and contingencies (Note 18)

Minority interests in equity of consolidated subsidiaries...      195,616            --

Cox-obligated capital and preferred securities of subsidiary
  trusts....................................................    1,150,636            --

Shareholders' equity
  Series A preferred stock -- liquidation preference of
     $22.1375 per share, $1 par value; 10,000,000 shares
     authorized; shares issued and outstanding: 4,836,372...        4,836         4,836
  Class A common stock, $1 par value; 650,000,000 shares
     authorized; shares issued and outstanding: 576,168,914
     and 527,111,512........................................      576,169       527,112
  Class C common stock, $1 par value; 60,000,000 shares
     authorized; shares issued and outstanding:
     27,597,792.............................................       27,598        27,598
  Additional paid-in capital................................    3,835,639     1,872,477
  Retained earnings.........................................    2,232,205     1,350,277
  Accumulated other comprehensive income....................    4,859,137     1,594,266
                                                              -----------   -----------
          Total shareholders' equity........................   11,535,584     5,376,566
                                                              -----------   -----------
          Total liabilities and shareholders' equity........  $26,614,497   $12,878,104
                                                              ===========   ===========

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                       ---------------------------------------------
                                                           1999            1998            1997
                                                       -------------   -------------   -------------
                                                       (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES.............................................  $  2,318,135    $  1,716,757    $  1,610,364
COSTS AND EXPENSES
  Programming costs..................................       561,343         406,748         357,880
  Plant operations...................................       173,515         132,751         110,115
  Marketing..........................................       146,965          99,544          71,122
  General and administrative.........................       535,123         389,234         352,217
  Satellite operating and administrative.............            --          29,404         109,195
  Depreciation.......................................       550,651         373,462         329,951
  Amortization.......................................       165,049          84,209          74,587
  Gain on sale and exchange of cable television
     systems, net....................................       (77,361)             --         (51,835)
                                                       ------------    ------------    ------------
OPERATING INCOME.....................................       262,850         201,405         257,132
Interest expense.....................................      (305,736)       (223,326)       (202,136)
Equity in net losses of affiliated companies.........       (90,477)       (547,202)       (404,440)
Gain on investments, net.............................     1,569,389       2,484,162          64,742
Gain on issuance of stock by affiliated companies....            --         165,342          90,796
Dividend income......................................        44,292          12,164              --
Other, net...........................................           170             942           3,918
                                                       ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY
  INTEREST...........................................     1,480,488       2,093,487        (189,988)
Income tax expense (benefit).........................       579,965         822,815         (53,496)
                                                       ------------    ------------    ------------
INCOME (LOSS) BEFORE MINORITY INTEREST...............       900,523       1,270,672        (136,492)
Minority interest, net of tax........................       (18,595)             --              --
                                                       ------------    ------------    ------------
NET INCOME (LOSS)....................................  $    881,928    $  1,270,672    $   (136,492)
                                                       ============    ============    ============
PER SHARE DATA
  Basic net income (loss) per share..................  $       1.54    $       2.33    $      (0.25)
  Diluted net income (loss) per share................          1.51            2.30           (0.25)
  Basic weighted-average shares outstanding..........   572,608,878     545,626,528     541,001,582
  Diluted weighted-average shares outstanding........   583,081,565     552,421,730     541,001,582

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    ACCUMULATED
                        SERIES A       COMMON STOCK      ADDITIONAL                    OTHER
                        PREFERRED   ------------------    PAID-IN      RETAINED    COMPREHENSIVE                 COMPREHENSIVE
                          STOCK     CLASS A    CLASS C    CAPITAL      EARNINGS       INCOME          TOTAL      INCOME (LOSS)
                        ---------   --------   -------   ----------   ----------   -------------   -----------   -------------
                                                                (THOUSANDS OF DOLLARS)
BALANCE AT DECEMBER
  31, 1996..........         --     $512,928   $27,598   $1,471,858   $  216,097    $   32,831     $ 2,261,312
  Net loss..........                                                    (136,492)                     (136,492)   $  (136,492)
                                                                                                                  -----------
  Issuance of stock
    related to stock
    compensation
    plans (including
    tax benefit on
    stock options
    exercised)......                   1,624                 11,376                                     13,000
  Capital
    contribution by
    CEI.............                                         36,524                                     36,524
  Change in net
    unrealized loss
    on securities,
    net of
    reclassification
    adjustment......                                                                                                  182,968
                                                                                                                  -----------
  Other
    comprehensive
    income..........                                                                   182,968         182,968        182,968
                                                                                                                  -----------
  Comprehensive
    income..........                                                                                              $    46,476
                         ------     --------   -------   ----------   ----------    ----------     -----------    ===========
BALANCE AT DECEMBER
  31, 1997..........         --      514,552    27,598    1,519,758       79,605       215,799       2,357,312
  Net income........                                                   1,270,672                     1,270,672    $ 1,270,672
                                                                                                                  -----------
  Issuance of stock
    related to stock
    compensation
    plans (including
    tax benefit on
    stock options
    exercised)......                   1,224                 10,888                                     12,112
  Issuance of Class
    A common stock
    and series A
    preferred stock
    related to the
    acquisition of
    Prime South.....     $4,836       11,336                341,831                                    358,003
  Change in net
    unrealized gain
    on securities,
    net of
    reclassification
    adjustment......                                                                                                1,378,467
                                                                                                                  -----------
  Other
    comprehensive
    income..........                                                                 1,378,467       1,378,467      1,378,467
                                                                                                                  -----------
  Comprehensive
    income..........                                                                                              $ 2,649,139
                         ------     --------   -------   ----------   ----------    ----------     -----------    ===========
BALANCE AT DECEMBER
  31, 1998..........      4,836      527,112    27,598    1,872,477    1,350,277     1,594,266       5,376,566
  Net income........                                                     881,928                       881,928    $   881,928
                                                                                                                  -----------
  Issuance of stock
    related to stock
    compensation
    plans (including
    tax benefit on
    stock options
    exercised)......                     634                 14,054                                     14,688
  Issuance of stock
    related to the
    TCA merger......                  38,323              1,607,051                                  1,645,374
  Issuance of common
    stock related to
    public
    offering........                  10,100                327,784                                    337,884
  Fair value of
    forward purchase
    contracts, less
    the present
    value of
    contract
    adjustment
    payments, issued
    as a part of
    FELINE PRIDES...                                         14,273                                     14,273
  Change in net
    unrealized gain
    on securities,
    net of
    reclassification
    adjustment......                                                                                                3,264,871
                                                                                                                  -----------
  Other
    comprehensive
    income..........                                                                 3,264,871       3,264,871      3,264,871
                                                                                                                  -----------
  Comprehensive
    income..........                                                                                              $ 4,146,799
                         ------     --------   -------   ----------   ----------    ----------     -----------    ===========
BALANCE AT DECEMBER
  31, 1999..........     $4,836     $576,169   $27,598   $3,835,639   $2,232,205    $4,859,137     $11,535,584
                         ======     ========   =======   ==========   ==========    ==========     ===========

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                                      (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $   881,928   $ 1,270,672   $  (136,492)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities, net of effects of
  acquisitions:
  Depreciation..............................................      550,651       373,462       329,951
  Amortization..............................................      165,049        84,209        74,587
  Equity in net losses of affiliated companies..............       90,477       547,202       404,440
  Deferred income taxes.....................................      366,579       972,663       101,821
  Gain on sale and exchange of cable television systems,
    net.....................................................      (77,361)           --       (51,835)
  Gain on investments, net..................................   (1,569,389)   (2,484,162)      (64,742)
  Gain on issuance of stock by affiliated companies.........           --      (165,342)      (90,796)
(Increase) decrease in accounts and notes receivable........       28,719       (17,348)      (29,312)
(Increase) decrease in prepaid assets.......................     (117,076)        8,744        12,894
Increase (decrease) in accounts payable and accrued
  liabilities...............................................      104,864         9,122        (4,350)
Increase (decrease) in other liabilities....................      (43,673)       49,797        (9,310)
Increase in taxes payable...................................       33,436        13,619         7,730
Other, net..................................................       (9,492)        4,534         9,025
                                                              -----------   -----------   -----------
         Net cash provided by operating activities..........      404,712       667,172       553,611
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................   (1,154,527)     (808,902)     (708,089)
Investments in affiliated companies.........................      (30,955)     (169,102)     (388,075)
Proceeds from the sale of investments.......................      872,880       353,159       310,920
Restricted cash invested....................................           --       204,210      (204,210)
Payments for purchases of cable television systems..........   (3,522,412)   (1,230,453)      (66,762)
Proceeds on exchange of cable television systems............      114,204            --            --
(Increase) decrease in amounts due from Cox Enterprises,
  Inc.......................................................     (114,821)       50,856       (50,856)
Other, net..................................................      (13,938)         (187)         (889)
                                                              -----------   -----------   -----------
         Net cash used in investing activities..............   (3,849,569)   (1,600,419)   (1,107,961)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit borrowings (repayments), net...............     (350,000)     (450,001)      350,000
Commercial paper borrowings (repayments), net...............     (512,443)      343,087       (34,748)
Proceeds from issuance of debt..............................    3,263,513       843,531       246,457
Repayment of debt...........................................     (196,875)      (17,689)      (15,993)
Payment of debt issuance costs and discounts................      (83,190)       (1,639)          926
Proceeds from exercise of stock options.....................        9,356        12,112        13,000
Payment to reacquire minority interest in subsidiary........           --            --       (10,000)
Increase (decrease) in amounts due to Cox Enterprises,
  Inc.......................................................     (170,596)      170,596       (19,359)
Proceeds from issuance of common stock, net of offering
  costs.....................................................      337,884            --            --
Proceeds from issuance of Cox-obligated capital and
  preferred securities of subsidiary trusts.................    1,150,000            --            --
Increase in book overdrafts.................................        2,667        35,595         9,977
Other, net..................................................       (2,750)           --            --
                                                              -----------   -----------   -----------
         Net cash provided by financing activities..........    3,447,566       935,592       540,260
                                                              -----------   -----------   -----------
Net increase (decrease) in cash.............................        2,709         2,345       (14,090)
Cash at beginning of period.................................       30,604        28,259        42,349
                                                              -----------   -----------   -----------
Cash at end of period.......................................  $    33,313   $    30,604   $    28,259
                                                              ===========   ===========   ===========

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Cox Communications, Inc. ("Cox"), an indirect 67% owned subsidiary of Cox Enterprises, Inc.("CEI"), is one of the nation's largest broadband communications companies, serving more than 5.1 million customers as of December 31, 1999. Cox has interests in U.S. broadband network operations and investments in cable television programming networks, telecommunications and technology and broadband networks.

     Cox operates in one operating segment, broadband communications. All significant intercompany account balances and transactions among consolidated entities have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER ITEMS

Cash and equivalents

     Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use and which have maturities of three months or less.

Plant and Equipment

     Plant and equipment are stated at cost less accumulated depreciation. Additions to cable plant generally include material, labor and overhead. Depreciation is computed using principally the straight-line method over estimated useful lives as follows: five to 20 years for buildings and building improvements; five to 12 years for cable television systems; and three to 10 years for other plant and equipment.

     Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are written off.

Investments

     Investments in affiliated entities are accounted for under the equity method or cost basis depending upon the level of ownership in the investment and/or Cox's ability to exercise significant influence over the operating and financial policies of the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize Cox's proportionate share of the investees' net income or losses, additional contributions made and dividends received. When net losses from an equity method investment exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for unless Cox is committed to provide further financial support to the entity. Cox resumes accounting for the investment under the equity method when the entity subsequently reports net income and Cox's share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

     Investments in publicly traded entities are classified as available-for-sale under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are recorded at their fair value, with unrealized gains and losses resulting from changes in fair value between measurement dates recorded as a component of accumulated other comprehensive income. Cox recognizes realized losses for any decline in market value considered to be other than temporary. Investments in privately held entities are stated at cost, adjusted for any known diminution in value determined to be other than temporary in nature.

Deferred Charges

     Franchise and license acquisition costs are amortized using the straight-line method over their legal or estimated useful lives up to 40 years. The excess of cost over the fair value of net assets acquired is amortized using the straight-line method over its estimated useful life up to 40 years.

                            COX COMMUNICATIONS, INC.

     Cox assesses on an on-going basis the recoverability of certain deferred charges based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the undiscounted cash flow estimate. Cox also evaluates the amortization periods of deferred charges to determine whether events or circumstances warrant revised estimates of useful lives.

Valuation of Long-Lived Assets

     Cox evaluates the recoverability of long-lived assets, including plant and equipment and deferred charges, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Long-lived assets and certain deferred charges to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

Stock Compensation Plans

     Cox accounts for employee equity-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the pro forma effect on net income and earnings per share of using the fair value method as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

Revenue Recognition

     Revenue is recognized as broadband communications services are provided. Credit risk is managed by disconnecting services to customers who are delinquent. Other revenues are recognized as services are provided. Revenues obtained from the connection of customers to the cable television systems are less than related direct selling costs; therefore, such revenues are recognized as received.

Income Taxes

     Prior to October 1998, the accounts of Cox were included in the consolidated federal income tax return and certain state income tax returns of CEI. Current federal and state income tax expenses and benefits were allocated on a separate return basis to Cox based on the current year tax effects of the inclusion of its income, expenses and credits in the consolidated income tax returns of CEI or based on separate state income tax returns. In connection with Cox's acquisition of the Las Vegas, Nevada cable television system in October 1998 (see Note 4), CEI's ownership interest in Cox was reduced. As such, effective October 1998, Cox is no longer included in the consolidated federal income tax return of CEI.

     Cox provides for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income taxes reflect the net tax effect on future years of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. Valuation allowances reduce deferred tax assets to an amount that represents management's best estimate of such deferred tax

                            COX COMMUNICATIONS, INC.

assets that more likely than not will be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Debt Issuance Costs

     Costs associated with the refinancing and issuance of debt as well as debt discounts, if any, are deferred and expensed as interest over the appropriate term of the related debt agreement.

Gain on Issuance of Affiliate Stock

     Gains recognized on the issuance of stock by an affiliated entity to adjust the underlying net assets "sold" to fair value are recorded as income in the Consolidated Statements of Operations.

Net Income (Loss) Per Common Share

     Cox computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner, but also includes the dilutive effect of outstanding forward purchase contracts, convertible preferred securities and various forms of equity-based employee compensation.

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

Recently Issued Accounting Pronouncements

     In 1998, SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is in the process of assessing the impact of SFAS No. 133 on the consolidated financial statements.

Reclassifications

     Certain amounts in the 1998 and 1997 financial statements have been reclassified for comparative purposes with 1999.

3. CASH MANAGEMENT SYSTEM

     Cox participates in CEI's cash management program, whereby financial institutions send daily notification of checks presented for payment. CEI transfers funds from other sources for remittance of the checks presented for payment. Book overdrafts of $71.9 million and $69.2 million existed at December 31, 1999 and 1998, respectively, as a result of checks outstanding. These book overdrafts are reclassified as accounts payable and are considered financing activities in the Consolidated Statements of Cash Flows.

                            COX COMMUNICATIONS, INC.

4. ACQUISITIONS, DISPOSITIONS AND EXCHANGES OF BUSINESSES

Recent Acquisitions

     In January 2000, Cox completed the acquisition of cable television systems serving 522,000 customers in Kansas, Oklahoma and North Carolina from Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., in a cash transaction valued at $2.7 billion.

     In March 2000, Cox and AT&T Corp. ("AT&T") exchanged Cox's 50.3 million shares of AT&T common stock for the stock of AT&T subsidiaries that own cable television systems serving approximately 495,000 customers and certain other assets and liabilities, including cash. In return for its 50.3 million shares of AT&T common stock, Cox will receive: cable television systems serving Tulsa, Oklahoma (160,000 customers) and Baton Rouge, Louisiana (156,000 customers); the remaining 20% ownership interest in a partnership in which Cox acquired an 80% interest through its merger with TCA Cable TV, Inc.; Peak Cablevision LLC, which has 117,000 customers in Oklahoma, Arkansas, Utah and Nevada; and approximately $750.0 million in other assets, including cash.

1999 Acquisitions and Transactions

     In August 1999, Cox completed its merger with TCA, a cable television operator serving approximately 883,000 customers in Texas, Arkansas, Louisiana and four other states for consideration consisting of $1.6 billion in cash, 38.3 million shares of Cox Class A common stock and assumed indebtedness of $540.0 million. Upon completion of the merger, Cox repaid $340.0 million of the assumed TCA debt. Cox also acquired VPI Communications, Inc., an affiliate of TCA, and TCA's interest in two majority owned partnerships in connection with the TCA merger. VPI provides advertising sales and turnkey advertising services to 82 cable television system operators representing more than 3.5 million customers nationwide.

     Also in August 1999, Cox and MediaOne exchanged selected cable television systems serving communities in Massachusetts, Rhode Island and Connecticut. In connection with the transaction, Cox traded cable television systems in Massachusetts, serving more than 54,000 customers, for MediaOne properties in Connecticut and Rhode Island, serving 51,000 customers, and cash. Cox recognized a pre-tax gain of $77.4 million upon completion of this transaction.

     In October 1999, Cox completed the acquisition of cable television systems serving more than 260,000 customers in Fairfax County and Fredericksburg, Virginia from Media General, Inc. in a cash transaction valued at $1.4 billion.

     Also in October 1999, Cox reorganized its partnership with Time Warner Entertainment Company, L.P., under which Cox acquired control of the cable television system serving Fort Walton Beach, Florida, and received $104.5 million, and Time Warner acquired control of the cable television system serving Staten Island, New York. Cox recognized a pre-tax gain of $94.8 million in connection with this reorganization.

     The consummated acquisitions and exchange of businesses have been accounted for by Cox under the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations."

1998 Acquisitions and Transactions

     In June 1998, Cox completed the acquisition of a cable television system serving approximately 115,000 customers in Arizona from Tele-Communications, Inc. in a cash transaction valued at $250.2 million.

     In October 1998, Cox completed the acquisition of a cable television system serving approximately 293,000 residential customers and 105,000 hotel units in the greater Las Vegas area and certain related businesses owned by Prime South Diversified, Inc. for a combination of common and convertible preferred

                            COX COMMUNICATIONS, INC.

stock and cash with an aggregate value of approximately $1.3 billion, including the refinancing of certain Prime South indebtedness.

     The following summarized, unaudited, pro forma consolidated financial information for the twelve months ended December 31, 1999 and 1998 assumes the TCA merger and acquisitions of cable television systems from Media General and Prime South had occurred on January 1 of each year:

                                                          PRO FORMA YEAR ENDED DECEMBER 31
                                                          --------------------------------
                                                              1999                1998
                                                          ------------        ------------
                                                               (THOUSANDS OF DOLLARS,
                                                               EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Revenue...............................................     $2,708,737          $2,397,752
Operating income......................................        241,049             169,614
Net income............................................        770,479           1,076,341
Earnings per share:
  Basic net income per share..........................     $     1.28          $     1.79
  Diluted net income per share........................           1.25                1.76

1997 Acquisitions, Dispositions and Transactions

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

     In December 1997, Cox exchanged its Lafayette, Indiana cable television system serving approximately 38,000 customers and the net proceeds from the sale of a Sun City, California cable television system described below for a suburban Phoenix cable television system serving approximately 36,000 customers. No gain or loss resulted from this transaction.

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

                            COX COMMUNICATIONS, INC.

5. PLANT AND EQUIPMENT

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                               (THOUSANDS OF DOLLARS)
Land........................................................  $    57,033   $    36,615
Buildings and building improvements.........................      234,757       199,963
Transmission and distribution plant.........................    4,516,654     2,998,328
Miscellaneous equipment.....................................      514,907       347,351
Construction in progress....................................      210,015       120,084
                                                              -----------   -----------
  Plant and equipment, at cost..............................    5,533,366     3,702,341
Less accumulated depreciation...............................   (1,495,130)   (1,050,129)
                                                              -----------   -----------
     Net plant and equipment................................  $ 4,038,236   $ 2,652,212
                                                              ===========   ===========

6. INVESTMENTS

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
                                                               (THOUSANDS OF DOLLARS)
Equity method investments...................................  $    77,945   $   90,700
Fair value method investments...............................   11,685,786    5,886,502
Cost method investments.....................................        5,879        3,855
                                                              -----------   ----------
     Total investments......................................  $11,769,610   $5,981,057
                                                              ===========   ==========

     Summarized combined unaudited financial information for all equity method investments and Cox's proportionate share (determined based on Cox's ownership interest in each investment) for 1999, 1998 and 1997 is as follows:

                                                                                    COX'S
                                       COMBINED                              PROPORTIONATE SHARE
                                      YEAR ENDED                                 YEAR ENDED
                                     DECEMBER 31                                 DECEMBER 31
                        --------------------------------------   -------------------------------------------
                           1999         1998          1997         1999             1998             1997
                        ----------   -----------   -----------   ---------   -------------------   ---------
                                                       (THOUSANDS OF DOLLARS)
Revenues..............  $1,732,838   $ 3,358,790   $ 2,589,222   $ 470,331        $ 731,670        $ 541,655
Operating loss........    (350,062)   (2,269,529)   (1,740,697)    (94,911)        (419,453)        (324,465)
Net loss..............    (450,654)   (2,774,548)   (2,243,610)   (121,861)        (516,256)        (421,830)

                                                                     COMBINED
                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
Current assets..............................................  $  853,678   $  940,745
Noncurrent assets...........................................   1,566,648    2,036,592
Current liabilities.........................................     398,736      568,068
Noncurrent liabilities......................................   2,236,958    2,058,535
Equity......................................................    (215,368)     350,734

     Cox's share of the net losses as stated above is not equal to the net losses from equity method investments reported in the Consolidated Statements of Operations primarily due to amortization and other expenses. At December 31, 1999, the aggregate unamortized excess of Cox's investments over its equity in the underlying net assets of the affiliates was approximately $24.0 million and is being amortized over periods ranging from

                            COX COMMUNICATIONS, INC.

five to 35 years. Amortization included in equity in net losses of affiliates was $0.9 million for the years ended December 31, 1999 and 1998 and $2.5 million for the year ended December 31, 1997.

     The investment balances and supplemental financial information above include the effects of the Cox PCS stock put, AT&T/Teleport merger and the Sprint PCS reorganization as described below. Additionally, the above balances include investments in and advances to affiliated companies. The advances are generally interest-bearing long-term notes receivable, which total $30.8 million and $14.4 million at December 31, 1999 and 1998, respectively. Interest income recognized on notes receivable was $3.6 million, $0.4 million and $1.7 million in 1999, 1998 and 1997, respectively.

     Cox has classified its fair value method investments in publicly traded entities as available-for-sale securities under SFAS No. 115, which have an aggregate cost at December 31, 1999 and 1998 of $3,784.8 million and $3,281.2 million, respectively.

EQUITY METHOD INVESTMENTS

     Discovery Communications, Inc. The principal businesses of Discovery Communications, Inc. are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, Discovery Europe and its retail division consisting primarily of over 100 stores of The Nature Company.

     Cox recorded $11.8 million, $22.0 million and $14.4 million of equity in net losses in affiliated companies for the years ended December 31, 1999, 1998 and 1997, respectively, related to its investment in Discovery.

     Cox PCS. In May 1999, Cox exercised its right under the Cox Communications PCS, L.P. partnership agreement to transfer its remaining 32.0% equity interest in Cox PCS to Sprint Corporation in exchange for approximately 38.1 million shares of Sprint PCS common stock -- Series 2. As a result of this transaction, Cox recognized a pre-tax gain of $908.5 million.

     Cox recorded $65.1 million, $107.8 million and $85.0 million of equity in net losses in affiliated companies for the years ended December 31, 1999, 1998 and 1997, respectively, related to its investment in Cox PCS.

     TWC Cable Partners. In October 1999, Cox reorganized its partnership with Time Warner, under which Cox acquired control of the cable television system serving Fort Walton Beach, Florida and received $104.5 million, and Time Warner acquired control of the cable television system serving Staten Island, New York. Cox recognized a pre-tax gain of $94.8 million in connection with this reorganization. Cox's share of equity in net losses in affiliated companies were nominal for the years ended December 31, 1999, 1998 and 1997 with respect to its investment in TWC Cable Partners.

FAIR VALUE METHOD INVESTMENTS

     Liberate Technologies, Ltd. Liberate Technologies develops and sells software that enables the delivery of Internet-enhanced content and applications to information appliances, such as cable television set-top boxes, game consoles and personal digital assistants. In May 1999, Cox purchased 1,041,666 shares of Liberate's common stock for $5.0 million. Liberate completed an initial public offering of its common stock in July 1999. In January 2000, Liberate's outstanding shares split two-for-one. Accordingly, all references to the number of Liberate shares in the Consolidated Financial Statements and notes herein have been restated to give effect to this split.

     Sprint PCS/Sprint Spectrum. Sprint PCS is a personal communications services provider and an indirect wholly-owned subsidiary of Sprint Corporation. Prior to November 1998, Cox, TCI, Comcast Corporation and Sprint Corporation engaged in the wireless communications business, primarily personal communications services, through a limited partnership, Sprint Spectrum L.P., in which Cox owned a 15.0%

                            COX COMMUNICATIONS, INC.

interest. Sprint Spectrum was the holder of 29 broadband personal communications services licenses. Cox recorded $330.0 million and $225.2 million of equity in net losses in affiliated companies for the years ended December 31, 1998 and 1997, respectively, related to its investment in Sprint Spectrum.

     In addition, subsidiaries of Cox, TCI and Sprint also owned a partnership, PhillieCo L.P., which held a broadband personal communications services license for the Philadelphia MTA and was affiliated with the Sprint PCS nationwide network. Prior to November 1998, Cox owned a 17.6% interest in PhillieCo. Equity in net losses in affiliated companies for the year ended December 1998 and 1997 related to Cox's investment in PhillieCo were nominal.

     In November 1998, as a result of a reorganization by Sprint Corporation, both the Sprint Spectrum and PhillieCo partnerships were combined into a new publicly traded tracking stock of Sprint Corporation, Sprint PCS. Cox's equity ownership in both Sprint Spectrum and PhillieCo was converted into common shares, convertible preferred stock and warrants of Sprint PCS. Cox recognized a $769.5 million pre-tax gain in connection with this reorganization in fourth quarter 1998 based on the estimated fair market value of the common stock, convertible preferred stock and warrants received and has accounted for these instruments under the fair value method.

     At December 31, 1999, Cox's investment in Sprint PCS, including the shares received from the Cox PCS put described above, was comprised of 132.8 million shares of Sprint PCS common stock -- Series 2 and warrants to purchase Sprint PCS common stock -- Series 2 and convertible preferred stock which are exercisable or convertible into 10.3 million shares of Sprint PCS common stock -- Series 2.

     In November 1999, Cox issued 14,375,000 exchangeable subordinated debentures due 2029, which are referred to as PRIZES. The PRIZES are indexed to the trading price of Sprint PCS common stock -- Series 1 and are exchangeable by the holder for cash. (See Note 9.) In December 1999, Cox sold 3.9 million shares of its Sprint PCS common stock -- Series 2 for approximately $197.3 million and recognized a pre-tax gain of approximately $165.6 million. Cox sold an additional 16.1 million shares of Sprint PCS common stock -- Series 2 in January and February 2000 and expects to recognize a gain in first quarter 2000. Also in February 2000, Sprint PCS' outstanding shares split two-for-one. Accordingly, all references to the number of Sprint PCS shares in the Consolidated Financial Statements and notes herein have been restated to give effect to this split.

     AT&T/Teleport. Prior to April 1998, Cox owned 34.4% of the Class B common stock of Teleport Communications Group, Inc. ("Teleport"), which represented 22.4% of total shares outstanding and 32.7% of the voting power of Teleport. Cox's equity ownership interest in Teleport was accounted for using a quarter lag. In April 1998, Teleport completed the acquisitions of another entity for a combination of stock and cash consideration. As a result of Teleport's stock issuance, Cox recognized a pre-tax gain of $150.4 million in September 1998.

     In July 1998, Cox exchanged its interest in Teleport for 55.3 million shares of AT&T common stock. As a result of the exchange, Cox recognized a pre-tax gain of $1,719.3 million in September 1998 and accounted for the AT&T common stock under the fair value method. In addition, Cox sold 5.0 million shares of AT&T common stock in December 1998 with aggregate proceeds of $215.6 million and recognized a pre-tax gain of $30.4 million.

     In April 1999, AT&T's outstanding shares split three-for-two. Accordingly, all references to the number of AT&T shares in the Consolidated Financial Statements and notes herein have been restated to give effect to this split. In March 2000, Cox's remaining 50.3 million shares of AT&T common stock were exchanged for the stock of AT&T subsidiaries that own cable television systems serving approximately 495,000 customers and certain other assets and liabilities, including cash. See Note 4.

                            COX COMMUNICATIONS, INC.

     Excite@Home. Excite@Home, formerly @Home Corporation, is both an Internet service and content provider and supplier of comprehensive Internet navigation services. Excite@Home provides customers high-speed access to the Internet via a cable modem and the cable television broadband network. In May 1999, @Home Corporation acquired Excite and changed its name to Excite@Home.

     Telewest Communications plc. Telewest Communications plc ("Telewest") is a company that operates and constructs cable television and telephony systems in the United Kingdom. In December 1997, Cox recognized a $183.9 million charge due to a decline in the fair market value of its investment in Telewest considered to be other-than-temporary. In January 1999, Cox sold its entire interest in Telewest for $727.9 million in cash and recognized a pre-tax gain of $433.1 million.

COST METHOD INVESTMENTS

     PrimeStar Partners, L.P. Prior to April 1998, Cox owned a 10.4% interest in PrimeStar Partners, L.P., a provider of direct broadcast satellite services. In April 1998, Cox contributed its 10.4% partnership interest and net assets in and operations of PrimeStar Partners, L.P. to a newly formed entity, PrimeStar, Inc., in exchange for a 9.43% interest and $74.0 million in cash. As a result of this transaction, Cox recorded a $37.3 million pre-tax gain based on the estimated fair market value of the common stock received.

     During fourth quarter 1998, Cox concluded, after careful analysis, that it would not recover its investment and recognized $131.4 million in charges related to its investment in PrimeStar, Inc. In April 1999 PrimeStar, Inc. completed the sale of its direct broadcast satellite service to Hughes Electronics Corporation (a division of General Motors Corporation and the parent company of DirecTV, a direct broadcast satellite service competing with Cox's cable television systems) for $1.3 billion in cash and stock.

     E! Entertainment Television. In December 1997, Cox sold its 10.4% interest in E! Entertainment Television for $57.0 million, resulting in a pre-tax gain of $44.9 million.

OTHER

     Cox also has other equity method, fair value method and cost method investments and does not consider these other investments to be individually significant to its consolidated financial position, results of operations or liquidity.

7. DEFERRED CHARGES

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
                                                               (THOUSANDS OF DOLLARS)
Franchise and license acquisition costs and excess cost over
  fair value of net assets acquired.........................  $10,738,101   $4,367,404
Other.......................................................       17,335       10,224
                                                              -----------   ----------
  Total.....................................................   10,755,436    4,377,628
Less accumulated amortization...............................     (581,402)    (417,722)
                                                              -----------   ----------
  Net deferred charges......................................  $10,174,034   $3,959,906
                                                              ===========   ==========

                            COX COMMUNICATIONS, INC.

8. INCOME TAXES

     Current and deferred income tax expenses (benefits) are as follows:

                                                            YEAR ENDED DECEMBER 31
                                                       --------------------------------
                                                         1999       1998        1997
                                                       --------   ---------   ---------
                                                            (THOUSANDS OF DOLLARS)
Current:
  Federal............................................  $164,338   $(179,684)  $(152,623)
  State..............................................    49,048      29,836      (2,694)
                                                       --------   ---------   ---------
     Total current...................................   213,386    (149,848)   (155,317)
                                                       --------   ---------   ---------
Deferred:
  Federal............................................   318,672     885,064      95,932
  State..............................................    47,907      87,599       5,889
                                                       --------   ---------   ---------
     Total deferred..................................   366,579     972,663     101,821
                                                       --------   ---------   ---------
     Net income tax expense (benefit)................  $579,965   $ 822,815   $ (53,496)
                                                       ========   =========   =========

     The difference between net income tax expense (benefit) and income taxes expected at the U.S. statutory federal income tax rate of 35% are as indicated below:

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
                                                             (THOUSANDS OF DOLLARS)
Federal tax expense (benefit) at statutory rates on
  income (loss) before income taxes....................  $518,171   $732,720   $(66,499)
State income taxes, net of federal benefit.............    63,021     76,333     (7,404)
Amortization of acquisition adjustments................    26,104     18,450     18,491
Non-deductible preferred stock dividends of a
  subsidiary...........................................        --         --      1,169
Other, net.............................................   (27,331)    (4,688)       747
                                                         --------   --------   --------
     Net income tax expense (benefit)..................  $579,965   $822,815   $(53,496)
                                                         ========   ========   ========

     Significant components of Cox's net deferred tax liability are as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                               (THOUSANDS OF DOLLARS)
Depreciation and amortization...............................  $(2,324,083)  $  (901,682)
Equity in net losses of affiliated companies................   (1,339,886)   (1,000,524)
Unrealized gain on securities...............................   (3,041,343)   (1,006,209)
Net operating losses........................................       27,270         9,447
Other.......................................................        7,521        12,332
                                                              -----------   -----------
     Net deferred tax liability.............................  $(6,670,521)  $(2,886,636)
                                                              ===========   ===========

     Cox is currently subject to various federal and state income tax return audits. Cox does not believe that current income tax audits will have a material impact on its financial statements.

                            COX COMMUNICATIONS, INC.

9. DEBT

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
Revolving credit facilities.................................  $       --   $  349,998
Commercial paper............................................     514,516    1,026,164
Medium-term notes...........................................     423,938      423,812
6.4% Notes due August 1, 2008...............................     198,497      198,322
6.8% Debentures due August 1, 2028..........................     197,365      197,273
6.15% Reset Put Securities due August 1, 2033...............     248,203      248,150
6.375% Notes due June 15, 2000..............................     424,883      424,648
6.875% Notes due June 15, 2005..............................     365,196      363,819
7.625% Debentures due June 15, 2025.........................     132,436      132,234
6.5% Notes due November 15, 2002............................     199,745      199,658
7.25% Debentures due November 15, 2015......................      99,253       99,207
Floating Rate Notes due August 15, 2000.....................     525,000           --
7.0% Notes due August 15, 2001..............................     299,728           --
7.5% Notes due August 15, 2004..............................     373,821           --
7.75% Notes due August 15, 2006.............................     399,227           --
7.875% Notes due August 15, 2009............................     399,548           --
6.53% Debentures due February 1, 2028.......................     190,000           --
Exchangeable Subordinated Debentures due November 15,
  2029......................................................   1,272,188           --
Floating Rate Reset Notes due June 15, 2009.................          --      147,425
Capitalized lease obligations...............................      91,176       69,898
Other.......................................................      21,075       39,551
                                                              ----------   ----------
  Total debt................................................  $6,375,795   $3,920,159
                                                              ==========   ==========

Shelf Registrations

     In April 1996, Cox filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") under which Cox may from time to time offer and issue debentures, notes, bonds or other evidences of indebtedness for a maximum aggregate amount of $750.0 million. As of December 31, 1999, Cox had issued $425.0 million principal amount of medium-term notes under this shelf registration.

     In July 1999, Cox and certain wholly-owned Cox financing trusts filed a shelf registration statement on Form S-3 with the SEC (the "July 1999 shelf registration") under which Cox may from time to time offer and issue shares of its Class A common stock and preferred stock, as well as debentures, bonds, notes and other evidences of indebtedness, stock purchase contracts and stock purchase units, and the Cox trusts may issue preferred securities and capital securities for an aggregate offering amount of up to $8.0 billion. Upon filing of this shelf registration, Cox transferred the $2.0 billion of securities registered on its April 1999 shelf registration.

     In August 1999, Cox issued $2.0 billion aggregate principal amount of senior debt securities under the July 1999 shelf registration with maturity dates ranging from August 15, 2000 to August 15, 2009 and interest rates ranging from London Interbank Offered Rate ("LIBOR") plus 60 basis points to 7.875%, less a discount of $2.9 million and offering costs of $9.2 million.

                            COX COMMUNICATIONS, INC.

Revolving Credit Facilities

     As of December 31, 1999, Cox had a 364-day credit agreement, which matures on September 26, 2000, and a 5-year credit agreement, which matures on October 9, 2002, providing for borrowings of up to $1.5 billion and $1.2 billion, respectively. As of December 31, 1999, Cox had no borrowings outstanding under either credit agreement. These agreements are committed to back outstanding commercial paper as discussed below.

     At Cox's option, the interest rates on borrowings under the revolving credit agreements are based on LIBOR, the certificate of deposit rate plus varying percentages or an alternate base rate. The weighted-average interest rate for outstanding debt on the revolving credit facilities for both the years ended December 31, 1999 and 1998 was 6.1%. The credit facilities impose a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow and a utilization fee based on the level of borrowings.

     Cox's current credit facilities contain certain financial covenants which, among other provisions, restrict the payment of cash dividends or the repurchase of capital stock if certain requirements are not met as to the ratio of debt to operating cash flow. Cox was in compliance with its credit facility covenants at December 31, 1999.

Commercial Paper

     As of December 31, 1999, Cox had a $2.5 billion commercial paper program. The commercial paper program is backed by amounts available under the revolving credit facilities. The weighted-average interest rates for outstanding commercial paper for the years ended December 31, 1999 and 1998 were 5.4% and 5.8%, respectively.

Medium Term Notes

     At December 31, 1999 and 1998, Cox had outstanding borrowings under several fixed rate medium term notes due in varying amounts through 2028 and interest is fixed at rates ranging from 6.7% to 7.2%.

Exchangeable Subordinated Debentures

     In November 1999, Cox issued 14,375,000 Exchangeable Subordinated Debentures due November 2029, called PRIZES, under the July 1999 shelf registration, for aggregate proceeds of approximately $1.3 billion, less offering costs of approximately $35.0 million. The PRIZES are unsecured, subordinated obligations, ranking junior in right of payment to all of Cox's existing and future senior indebtedness.

     Upon issuance, each PRIZES had an original principal amount of $88.50. The original principal amount of each PRIZES is indexed to the trading price of Sprint Corporation's PCS common stock -- Series 1 (the "Sprint PCS Stock"). The original principal amount per PRIZES was based on the NYSE closing price of the Sprint PCS Stock on November 22, 1999. The minimum amount payable upon redemption or maturity of a PRIZES, which is called the contingent principal amount, was initially equal to the original principal amount. The contingent principal amount will be reduced if Sprint Corporation pays a regular cash dividend or if there are other distributions on or in respect of the Sprint PCS Stock.

     The maximum number of shares of Sprint PCS Stock attributable to each PRIZES upon issuance was initially equal to one share, and the minimum number was initially equal to 0.8621 shares. The number of shares of Sprint PCS Stock referenced by each PRIZES is subject to dilution adjustments and, therefore, as a result of Sprint's two-for-one stock split in February 2000, the number of reference shares attributable to each PRIZES is now two. The maximum and minimum number of reference shares will be redetermined on

                            COX COMMUNICATIONS, INC.

November 15, 2002, or in the case of a redemption of the PRIZES on a date which is between November 6 and November 15, 2002, effective on such redemption date.

     Interest on the PRIZES is payable quarterly, subject to deferral at Cox's option, equal to the sum of $1.7147 per PRIZES, reflecting a basic interest rate of 7.75% per year on the original principal amount, through November 15, 2002, and thereafter in an amount equal to $0.4425 per PRIZES, reflecting a basic interest rate of 2% per year on the original principal amount, in each case plus an amount equal to any regular cash dividends paid on the Sprint PCS Stock. Cox will also distribute to holders of the PRIZES, as additional interest, any property or the cash value of any property distributed on or in respect of the Sprint PCS Stock other than publically traded equity securities, which will themselves become reference shares.

     At maturity, holders of the PRIZES are entitled to receive, in cash, an amount equal to the higher of (a) the then contingent principal amount of the PRIZES or (b) the sum of the then current market value of the maximum number of shares of the reference shares attributable to each PRIZES on the maturity date and any accumulated and unpaid distributions. Prior to maturity, the PRIZES are exchangeable at the holders' option at any time for an amount of cash equal to 100% of the then market value of the minimum number of shares of the reference shares attributable to the PRIZES and any accumulated and unpaid distributions.

     The PRIZES are redeemable by Cox at any time at a redemption price equal to the sum of (a) the higher of (1) the contingent principal amount of the PRIZES or (2) the sum of the then current market value of the maximum number of shares of the reference shares attributable to each PRIZES on the redemption date and any accumulated and unpaid distributions, plus, in the case of (1) or (2), the final period distribution, and (b) an amount equal to $20.3095 per PRIZES if Cox redeems the PRIZES prior to February 15, 2000, and that amount as successively reduced by $1.7147 per PRIZES if redeemed prior to each following quarterly distribution date through November 15, 2002.

     The PRIZES are being accounted for as an indexed debt instrument pursuant to EITF Issue No. 86-28, "Accounting Implications of Indexed Debt Instruments," since the maturity value of the PRIZES is dependent upon the market value of the Sprint PCS Stock. Therefore, the carrying value of the PRIZES will be adjusted through earnings in Cox's consolidated statement of operations as the market value of the Sprint PCS Stock increases or decreases such that Cox would be required to pay an amount of contingent principal in excess of the original principal amount of the PRIZES. No amount of contingent principal for the PRIZES was owed by Cox as of December 31, 1999.

Other

     In June 1999, Cox called and repaid its $150.0 million principal amount of Floating Rate Reset Notes prior to their 2009 maturity date and incurred nominal fees representing the present value of the future interest expense differential that would have been paid had the debt been held to maturity.

     In August 1999, Cox completed its merger with TCA and assumed indebtedness of $540.0 million. Upon completion of the merger, Cox extinguished $340.0 million of the TCA debt. The remaining $200.0 million of debentures mature in February 2028, bearing interest at 6.53% per year. In August 1999, Cox purchased $10.0 million of these debentures to satisfy certain financial debt covenants.

     In January 2000, Cox borrowed $500.0 million under a floating rate bridge loan which is due and payable on March 31, 2000.

     Maturities of long-term debt, including debt discount, for each of the five years following December 31, 1999, are $979.4 million, $362.3 million, $221.6 million, $555.5 million and $483.3 million, respectively. Commercial paper outstanding at December 31, 1999 is classified as long-term as Cox intends to refinance these borrowings on a long-term basis, either through continued commercial paper borrowings or utilization of other available credit facilities. Included in the maturities of long-term debt are obligations under capital

                            COX COMMUNICATIONS, INC.

leases of $23.3 million, $21.2 million, $18.4 million, $14.1 million and $9.5 million for each of the five years following December 31, 1999, respectively.

10. COX-OBLIGATED CAPITAL AND PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

     In August 1999, Cox Trust II (the "Trust"), a statutory business trust formed under the laws of the State of Delaware and a wholly-owned consolidated subsidiary of Cox, issued 13 million FELINE PRIDES and 1.3 million Trust capital securities, under the July 1999 shelf registration, with net aggregate proceeds of $650.0 million, less offering costs of $19.5 million. The Trust invested the proceeds in 7% Senior Debentures due 2004 (the "Debentures") issued by Cox, which represent the sole assets of the Trust. The Debentures are unsecured, bear interest at a rate of 7% per year payable in cash on a quarterly basis and mature in August 2004. The obligations of the Trust related to the FELINE PRIDES and the Trust capital securities are guaranteed by Cox to the extent Cox makes payments pursuant to the Debentures. This guarantee, when taken together with Cox's obligations under the Debentures and the indenture governing the Debentures and Cox's obligations under the amended and restated declaration of trust governing the Trust, provides a full and unconditional guarantee of the Trust's obligation under the capital securities of the Trust. Upon issuance, the FELINE PRIDES consisted of 11.7 million Income PRIDES and 1.3 million Growth PRIDES, with a public offering price of $50 and $43.114, respectively. The stand alone Trust capital securities had a public offering price of $48.844 per security.

     Each Income PRIDES consists of a capital security of the Trust and a forward purchase contract under which the holder is required to purchase common stock from Cox on August 16, 2002. The Trust capital securities forming a part of the Income PRIDES and the stand alone Trust capital securities bear interest, in the form of distributions, at an annual rate of 7% payable in cash on a quarterly basis. On or prior to the fifth business day preceding August 16, 2002, the holders of Income PRIDES may elect to participate in a remarketing of the Trust capital securities in order to satisfy the holders' obligations under the related forward purchase contracts forming a part of the Income PRIDES in lieu of satisfying their obligations in cash. The holders of the stand-alone Trust capital securities may also elect to participate in this remarketing.

     Each Growth PRIDES consists of a 5% undivided beneficial ownership in a zero-coupon U.S. Treasury security, having a principal amount at maturity equal to $1,000, and a forward purchase contract under which the holder is required to purchase common stock from Cox on August 16, 2002. The forward purchase contracts forming a part of the Growth PRIDES entitle the holders to unsecured contract adjustment payments of .25% of $50 per year payable in cash on a quarterly basis. The zero-coupon U.S. Treasury securities are pledged to Cox to secure the holders' obligations under the forward purchase contracts forming a part of the Growth PRIDES.

     The forward purchase contracts require the holder to purchase a minimum of
1.1962 shares and a maximum of 1.4414 shares of Cox Class A common stock per forward purchase contract depending upon the average closing price per share of Cox's Class A common stock for a 20 consecutive day period ending on the third trading day immediately preceding August 16, 2002.

     Interest on the Debentures, and therefore the distribution rate on the Trust capital securities, will be reset on August 16, 2002 to a rate whereby the Trust capital securities have an approximate market value of 100.5% of $50 per security on the third business day immediately preceding August 16, 2002, subject to a maximum reset rate equal to the two-year benchmark U.S. Treasury rate plus 200 basis points.

     The Debentures and, thus, the Trust capital securities, are redeemable at Cox's option upon the occurrence of certain events based on a stated liquidation equal to the unpaid principal amount plus accumulated and unpaid distributions. Following any redemption prior to August 16, 2002, holders of the Income PRIDES will own a portfolio of U.S. Treasury securities as a component of their Income PRIDES.

                            COX COMMUNICATIONS, INC.

     Upon issuance of the FELINE PRIDES and the Trust capital securities, Cox recorded an increase of $15.0 million to shareholders' equity, which is equal to the fair value of the forward purchase contracts, and a liability of $0.8 million, with a corresponding reduction to shareholders' equity, which is equal to the present value of the total future contract adjustment payments to be made under the Growth PRIDES. The FELINE PRIDES are presented as mezzanine equity in Cox's Consolidated Balance Sheet and the distributions paid by the Trust, as well as the contract adjustment payments described above, are presented as minority interest in Cox's Consolidated Statement of Operations. The Income PRIDES and the Growth PRIDES are listed on the NYSE under the symbols "COXPrI" and "COXPrG," respectively.

     In October 1999, Cox RHINOS Trust (the "RHINOS Trust"), a statutory business trust formed under the laws of the State of Delaware and a wholly-owned consolidated subsidiary of Cox, issued 500,000 Redeemable Hybrid Income Overnight Shares ("RHINOS") to a special purpose entity organized by The Bank of America, N.A., for aggregate proceeds of $500.0 million, less offering costs of $11.3 million. The RHINOS are long-term auction rate reset preferred securities, representing undivided beneficial interests in the assets of the RHINOS Trust. The RHINOS Trust invested the proceeds in Senior Notes due 2029 (the "Notes") issued by Cox, which represent the sole assets of the RHINOS Trust. The Notes bear interest and, thus, the RHINOS pay distributions, at a floating rate based on LIBOR plus 75 points per year payable in cash on a quarterly basis and mature in October 2029. The obligations of the RHINOS Trust related to the RHINOS are unconditionally guaranteed by Cox to the extent Cox makes payments pursuant to the Notes.

     The RHINOS are redeemable at Cox's option with the proceeds from one or more public offerings of its Class A common stock underwritten by Banc of America Securities LLC. If the RHINOS remain outstanding on or after October 6, 2002 or if the closing price of Cox's Class A common stock falls below $28 per share, subject to adjustment upon the occurrence of certain events, Cox may be required to remarket the RHINOS in a private auction to qualified institutional investors. The interest rate and maturity date of the RHINOS would be reset upon completion of the remarketing.

     The RHINOS are presented as mezzanine equity in Cox's consolidated balance sheet and the distributions paid by the RHINOS Trust are presented as minority interest in Cox's Consolidated Statement of Operations.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     With respect to financial instruments, Cox has estimated the fair values of such instruments using available market information and appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

     The carrying amounts of cash, accounts receivable, other assets, accounts payable, deferred income and amounts due to/from CEI are reasonable estimates of their fair value at December 31, 1999 and 1998.

     The estimated fair values of debt instruments are based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The commercial paper and floating rate notes at December 31, 1999 and the revolving credit agreements, commercial paper and the Reset Notes at December 31, 1998 bear interest at current market rates and, thus, approximate fair value. In addition, the RHINOS at December 31, 1999 bear interest at current market rates and, thus, approximate fair value. Cox is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

     The estimated fair value of Cox's remaining debt instruments at December 31, 1999 was $3,858.3 million compared to a carrying amount of $4,064.1 million. The estimated fair value of the remaining debt instruments at December 31, 1998 was $2,385.7 million compared to a carrying amount of $2,393.6 million. In

                            COX COMMUNICATIONS, INC.

addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the remaining debt instruments with a carrying amount of $4,064.1 million to $4,065.3 million at December 31, 1999 and $2,393.6 million to $2,540.6 million at December 31, 1998.

     The estimated fair value of the FELINE PRIDES at December 31, 1999 was $884.0 million compared to a carrying amount of $642.3 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the FELINE PRIDES with a carrying amount of $642.3 million to $886.0 million at December 31, 1999. The estimated fair value of the PRIZES at December 31, 1999 was $1,400.0 million compared to a carrying amount of $1,272.2 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the PRIZES with a carrying amount of $1,272.2 million to $1,417.0 million at December 31, 1999.

     The fair values of some of Cox's investments are estimated based on quoted market prices for those or similar investments. For cost method investments for which there are no quoted market prices, a reasonable estimate of fair value was not practicable as such estimate could not be made without incurring excessive costs.

12. RETIREMENT PLANS

Qualified Pension Plan

     Cox maintains a qualified noncontributory defined benefit pension plan. Plan assets consist primarily of common stock, investment-grade corporate bonds, cash and cash equivalents and U.S. government obligations. The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox and compensation rates near retirement. Current policy is to fund the pension plan in an amount that falls between the minimum contribution required by ERISA and maximum tax deductible contribution.

     Total pension expense was $5.7 million, $5.3 million and $4.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                            COX COMMUNICATIONS, INC.

     The changes in the benefit obligations, changes in plan assets and funded status of the pension plan for the periods ended December 31, 1999 and 1998 were as follows:

                                                               YEAR ENDED DECEMBER 31
                                                               -----------------------
                                                                  1999         1998
                                                               ----------   ----------
                                                               (THOUSANDS OF DOLLARS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
  Projected benefit obligation at beginning of year.........    $ 95,219     $ 75,676
  Service cost..............................................      10,215        7,480
  Interest cost.............................................       7,683        6,141
  Plan amendments...........................................          --            1
  Actuarial loss (gain).....................................      (9,457)       7,838
  Benefits paid.............................................      (2,842)      (1,917)
                                                                --------     --------
  Projected benefit obligation at end of the year...........     100,818       95,219
                                                                --------     --------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............    $109,131     $ 95,083
  Actual return on plan assets..............................      16,765       14,612
  Employer contributions....................................      11,820        1,353
  Benefits paid.............................................      (2,842)      (1,917)
                                                                --------     --------
  Fair value of plan assets at end of year..................     134,874      109,131
                                                                --------     --------
Funded status of plan.......................................      34,056       13,912
Unrecognized actuarial losses...............................     (31,138)     (14,205)
Unrecognized prior service cost.............................         577          657
Unrecognized net transition obligation......................        (630)        (869)
                                                                --------     --------
Prepaid (accrued) benefit cost..............................    $  2,865     $   (505)
                                                                ========     ========

     The components of net periodic benefit cost and the weighted-average assumptions used in accounting for pension benefits follow:

                                                              YEAR ENDED DECEMBER 31
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
                                                              (THOUSANDS OF DOLLARS)
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost............................................  $10,215   $ 7,480   $ 5,775
  Interest cost...........................................    7,683     6,141     5,296
  Expected return on plan assets..........................   (9,289)   (7,873)   (7,047)
  Prior service cost amortization.........................       80        80        80
  Actuarial gain..........................................       --        --      (198)
  Transition amount amortization..........................     (239)     (239)     (239)
                                                            -------   -------   -------
  Net periodic total cost.................................  $ 8,450   $ 5,589   $ 3,667
                                                            =======   =======   =======
WEIGHTED-AVERAGE PENSION ASSUMPTIONS
  Discount rate...........................................     8.00%     6.75%     7.25%
  Expected return on plan assets..........................     9.00      9.00      9.00
  Rate of compensation increase...........................     5.75      4.50      5.00

Nonqualified Pension Plan

     Certain key employees of Cox participate in an unfunded, nonqualified supplemental pension plan of CEI which has generally the same benefit payout formula as the pension plan. Total pension expense recorded by

                            COX COMMUNICATIONS, INC.

Cox for the nonqualified CEI plan was $1.8 million for the years ended December 31, 1999 and 1998, respectively, and $1.5 million for the year ended December 31, 1997.

Other Retirement Plans

     CEI provides certain health care and life insurance benefits to substantially all retirees of Cox. Post-retirement expense allocated to Cox by CEI was $1.7 million, $1.6 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The accumulated post-retirement benefit obligation ("APBO") attributable to Cox employees and retirees was $12.9 million and $16.5 million at December 31, 1999 and 1998, respectively. The funded status of the post-retirement plan covering the employees of Cox is not determinable. The APBO for the post-retirement plan of CEI substantially exceeded the fair value of assets held in the plan at December 31, 1999 and 1998.

     Actuarial assumptions used to determine the APBO include a discount rate of 8.00%, 6.75%, and 7.25% for the years ended December 31, 1999, 1998 and 1997 respectively, and an expected long-term rate of return on plan assets of 9.0% for all three years. For the years ended December 31, 1999, 1998 and 1997, the assumed health care cost trend rate for retirees is 9.5%, 10.0%, and 10.5%, respectively. For participants prior to age 65, the trend rate gradually decreases to 5.5% by year 2007 and remains level thereafter. For retirees at age 65 or older, this rate decreases to 5.0% by year 2008. A 1% change in assumed health care cost trend rates would have the following effects as of December 31, 1999:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
                                                               (THOUSANDS OF DOLLARS)
Effect on service and interest cost components..............    $  503        $  (479)
Effect on other post-retirement benefit obligations.........     6,208         (5,470)

     In addition, substantially all of Cox's employees are eligible to participate in the Savings and Investment plan. Under the terms of the plan, Cox matches 50.0% of employee contributions up to a maximum of 6.0% of the employee's base salary. Cox's expense under the plan was $7.6 million, $5.3 million and $4.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

13. STOCK COMPENSATION PLANS

     At December 31, 1999, Cox had two stock-based compensation plans: a Long-Term Incentive Plan (the "LTIP") and an Employee Stock Purchase Plan (the "ESPP"). Cox applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its plans and accordingly, since the grant price of stock compensation awards equals or exceeds the current market price at the grant date, no compensation cost was recognized in 1999, 1998 and 1997 for these plans. Had compensation cost for the LTIP and ESPP been determined based on the fair value at the grant dates for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," Cox's net income (loss) and basic and diluted net income (loss) per share would have been the pro forma amounts indicated below:

                                                            YEAR ENDED DECEMBER 31
                                                -----------------------------------------------
                                                    1999             1998             1997
                                                ------------    --------------    -------------
                                                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
As reported:
  Net income (loss).........................     $ 881,928       $ 1,270,672       $ (136,492)
  Basic net income (loss) per share.........     $    1.54       $      2.33       $    (0.25)
  Diluted net income (loss) per share.......          1.51              2.30            (0.25)
Pro forma:
  Net income................................     $ 872,928       $ 1,265,037       $ (146,465)
  Basic net income (loss) per share.........     $    1.52       $      2.32       $    (0.27)
  Diluted net income (loss) per share.......          1.50              2.29            (0.27)

                            COX COMMUNICATIONS, INC.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997: expected volatility of 32.6%, 30.0% and 28.0%, respectively, no payment of dividends, expected life of six years for 1999 and 1998 and four years for 1997 after vesting and risk-free interest rates of 5.5%, 5.7% and 6.3%, respectively.

     Under the LTIP, executive officers and selected key employees are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. Cox has reserved 12,000,000 shares of Class A common stock for issuance under the LTIP. The LTIP is to be administered by the Compensation Committee of the Cox Board of Directors or its designee.

     Options granted may be "Incentive Stock Options" or "Nonqualified Stock Options." The exercise prices of the options are determined by the Compensation Committee when the options are granted, subject to a minimum price of the fair market value of the Class A common stock on the date of grant. These options become exercisable over a period of three to five years from the date of grant and expire 10 years from the date of grant. During 1998 and 1997, the acceleration provisions were met based on the market value of the shares, effectively resulting in all outstanding options becoming fully vested. During 1999, options granted on January 1 and February 1 also met the acceleration provisions and became fully vested.

     A summary of the status of Cox's stock options granted under the LTIP as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                           1999                     1998                    1997
                                   ---------------------   ----------------------   ---------------------
                                               WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                AVERAGE                  AVERAGE                 AVERAGE
                                               EXERCISE                 EXERCISE                EXERCISE
                                    SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
                                   ---------   ---------   ----------   ---------   ---------   ---------
Outstanding at beginning of
  year...........................  4,518,156    $12.20      4,624,820    $ 9.79     4,015,390    $ 9.17
  Granted........................  1,144,870     32.91      1,109,134     19.64     1,330,258     11.32
  Exercised......................   (552,361)    13.68     (1,185,906)     9.56      (479,730)     8.94
  Canceled.......................    (76,318)    33.54        (29,892)    19.16      (241,098)     9.63
                                   ---------               ----------               ---------
Outstanding at end of year.......  5,034,347     16.42      4,518,156     12.20     4,624,820      9.79
                                   =========               ==========               =========
Options exercisable at
  year-end.......................  4,810,543    $15.42      4,518,156    $12.20     4,624,820    $ 9.79
Weighted-average grant date fair
  value of options granted
  during the year................     $15.69                    $8.06                   $5.11

                            COX COMMUNICATIONS, INC.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 -------------------------------------   -------------------------------------
                                WEIGHTED-                               WEIGHTED-
                                 AVERAGE     WEIGHTED-                   AVERAGE     WEIGHTED-
                                REMAINING     AVERAGE                   REMAINING     AVERAGE
   RANGE OF        NUMBER      CONTRACTUAL   EXERCISE      NUMBER      CONTRACTUAL   EXERCISE
EXERCISE PRICES  OUTSTANDING      LIFE         PRICE     EXERCISABLE      LIFE         PRICE
---------------  -----------   -----------   ---------   -----------   -----------   ---------
$  6.95 --  8.49  1,252,260      5.5 years    $ 8.46      1,252,260      5.5 years    $ 8.46
  10.22 -- 11.31  1,895,262      6.6           10.89      1,895,262      6.6           10.89
      16.05          29,672      9.6           16.05         29,672      9.6           16.05
  19.50 -- 22.05    878,245      8.0           19.64        878,245      8.0           19.64
      28.77          29,672      9.6           28.77         29,672      9.6           28.77
  33.59 -- 37.38    907,024      9.1           34.35        725,432      9.1           33.60
  39.05 -- 42.03     42,212      9.4           40.53             --       --              --
                  ---------                               ---------
                  5,034,347      7.1          $16.42      4,810,543      7.0          $15.42
                  =========                               =========

     Options to purchase 1,766,329 shares of Class A common stock at $50.94 per share were granted on January 3, 2000.

     In June 1995, Cox adopted an ESPP (the "1995 ESPP"), under which Cox was authorized, and did, issue purchase rights totaling 1,500,000 shares of Class A common stock to substantially all employees who had completed six months of service. As of August 31, 1997, the 1995 ESPP was completed and 1,114,418 shares were issued to employees.

     In January 1998, Cox began administering a second ESPP, which had been adopted by Cox in April 1997 (the "1997 ESPP"), under which Cox was authorized to issue purchase rights totaling 2,500,000 shares of Class A common stock to substantially all employees who had completed six months of service. Purchase rights totaling 1,116,002 shares were issued under the 1997 ESPP. Under the terms of the 1997 ESPP, the purchase price was 85.0% of the market value of the Class A common stock on October 31, 1997 and employees were allowed to purchase the shares via payroll deductions through January 31, 2000, at which time the shares were issued to the employees. As of January 31, 2000, the 1997 ESPP was completed and 883,269 shares were issued to employees. During 1999, 49,961 shares were issued to employees due to cancellation of employees' participation in the 1997 ESPP or termination of employment. The fair value of the employees' purchase rights granted in 1999 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 30.0%, no payment of dividends, expected life of 2.08 years and risk-free interest rate of 5.7%. The weighted-average fair value of each purchase right granted in 1998 was $8.67.

14. SHAREHOLDERS' EQUITY

     On March 18, 1999, the Cox Board of Directors approved a two-for-one stock split that was effected on May 21, 1999 with respect to stockholders of record on May 14, 1999. Cox's certificate of incorporation was amended to increase the authorized preferred stock from 5,000,000 to 10,000,000 shares, the authorized Class A common stock from 316,000,000 to 650,000,000 shares and the authorized Class C common stock from 14,000,000 to 60,000,000 shares. All references to number of shares and per share information in the consolidated financial statements and notes therein have been restated to give effect to this stock split.

                            COX COMMUNICATIONS, INC.

Preferred Stock

     During 1998, Cox authorized Series A preferred stock to be issued in accordance with Cox's certificate of incorporation. During October 1998, in conjunction with the acquisition of cable television systems from Prime South (see Note 4), Cox issued 4,836,372 shares of Series A preferred stock. The following summarizes the material terms of the preferred stock:

     - Dividends. Holders of preferred stock are entitled to dividends only when, and to the extent that, dividends are declared on the preferred stock by the Board of Directors of Cox.

     - Voting. Holders of Series A preferred stock are entitled to one vote per share, and such holders vote together with the holders of Class A common stock on all matters upon which holders of Class A common stock are entitled to vote.

     - Conversion. Shares of the Series A preferred stock are convertible into shares of Class A common stock at the option of the holders only after October 1, 2003, a change in control of Cox or notification of liquidation, which ever occurs first. Shares of the preferred stock are convertible into shares of Class A common stock pursuant to a formula based upon 20.0% of the fair value of the Las Vegas, Nevada cable television system and the average closing price of the Class A common stock over a specified ten-day period. Shares of the preferred stock will automatically convert into shares of Class A common stock if the Las Vegas, Nevada cable television system makes a distribution on its capital stock or upon the sale of all or substantially all of the assets of Cox pursuant to the formula as described before. Appreciation realized upon the conversion of the Series A preferred stock into Class A common stock is anticipated to be accounted for as contingent purchase price in accordance with APB Opinion No. 16, "Business Combinations."

Common Stock

     Cox is authorized to issue 650,000,000 shares of Class A common stock and 60,000,000 shares of Class C common stock. Except with respect to voting, transfer and convertibility, shares of Class A common stock and Class C common stock are identical in all respects. Holders of Class A common stock are entitled to one vote per share and holders of Class C common stock are entitled to ten votes per share. The Class C common stock is subject to significant transfer restrictions and is convertible on a share for share basis into Class A common stock at the option of the holder.

     In July 1999, Cox filed a registration statement on Form S-4 with the SEC to register shares of Class A common stock to be issued to TCA shareholders in connection with the TCA merger (See Note 4).

     In August 1999, Cox issued 10,100,000 shares of Class A common stock under the July 1999 shelf registration for aggregate proceeds of $350.3 million, less offering costs of $12.4 million.

                            COX COMMUNICATIONS, INC.

Net Income (Loss) Per Common Share

     The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the year ended December 31, 1999 and 1998:

                                                          YEAR ENDED DECEMBER 31, 1999
                                                    ----------------------------------------
                                                       INCOME         SHARES       PER-SHARE
                                                    (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                    ------------   -------------   ---------
Net income........................................  $881,928,000
                                                    ------------
BASIC EPS.........................................   881,928,000    572,608,878      $1.54
                                                                                     =====
EFFECT OF DILUTIVE SECURITIES:
  Options.........................................            --      2,943,253
  ESPP............................................            --      1,022,560
  Convertible preferred stock.....................            --      4,114,169
  Forward purchase contracts forming a part of the
     FELINE PRIDES................................            --      2,392,705
                                                    ------------    -----------
DILUTED EPS.......................................  $881,928,000    583,081,565      $1.51
                                                    ============    ===========      =====

                                                         YEAR ENDED DECEMBER 31, 1998
                                                  ------------------------------------------
                                                      INCOME          SHARES       PER-SHARE
                                                   (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                                  --------------   -------------   ---------
Net income......................................  $1,270,672,000
                                                  --------------
BASIC EPS.......................................   1,270,672,000    545,626,528      $2.33
                                                                                     =====
EFFECT OF DILUTIVE SECURITIES:
  Options.......................................              --      2,183,774
  ESPP..........................................              --        768,974
  Convertible preferred stock...................              --      3,842,454
                                                  --------------    -----------
DILUTED EPS.....................................  $1,270,672,000    552,421,730      $2.30
                                                  ==============    ===========      =====

     As Cox was in a net loss position for the year ended December 31, 1997, all potentially dilutive securities were anti-dilutive and were not included in the diluted EPS calculation.

     As of December 31, 1999 and 1998, CEI owned approximately 67.4% and 73.3%, respectively, of the outstanding shares of Cox common stock and held 76.9% and 81.6%, respectively, of the voting power of Cox.

15. TRANSACTIONS WITH AFFILIATED COMPANIES

     CEI performs day to day cash management services for Cox. In addition, CEI provides certain other management services to Cox including legal, corporate secretarial, tax, cash management, internal audit, risk management, benefits administration, including self-insured health and other insured plans, and other support services. Cox was allocated expenses for the years ended December 31, 1999, 1998 and 1997 of approximately $3.3 million, $3.0 million and $2.8 million, respectively, related to these services. Cox pays rent and certain other occupancy costs to CEI for its home office facilities, which amounts approximated $5.6 million, $5.2 million and $3.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. Allocated expenses are based on CEI's estimate of expenses relative to the services provided to Cox in relation to those provided to other divisions of CEI. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to

                            COX COMMUNICATIONS, INC.

determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox to CEI are subject to change.

     In March 1997, the formation of Cox PCS and the subsequent transfer to Cox PCS of the personal communications services license for the Los Angeles-San Diego MTA and the related obligation to the FCC resulted in a capital contribution to Cox of $36.5 million from CEI.

     The amounts due to CEI are generally due on demand and represent the net of various transactions, including those described above. Outstanding amounts due from CEI bear interest equal to CEI's current commercial paper borrowing rate, which was 6.81% at December 31, 1999. Outstanding amounts due to CEI bear interest at fifty basis points above CEI's current commercial paper borrowing rate. This rate was 6.5% at December 31, 1998.

     Included in amounts due to (from) CEI are the following transactions:

                                                              (THOUSANDS OF DOLLARS)
                                                              ----------------------
Intercompany due from CEI, December 31, 1997................        $ (50,856)
  Cash transferred from CEI.................................           52,862
  Net operating expense allocations (reimbursements)........          168,590
                                                                    ---------
Intercompany due to CEI, December 31, 1998..................          170,596
  Cash transferred to CEI...................................         (389,476)
  Net operating expense allocations (reimbursements)........          104,059
                                                                    ---------
Intercompany due from CEI, December 31, 1999................        $(114,821)
                                                                    =========

     Cox pays fees to certain entities in which it has an ownership interest in exchange for cable television programming. Programming fees paid to such affiliates for the years ended December 31, 1999, 1998 and 1997 were approximately $47.0 million, $34.1 million and $30.2 million, respectively.

                            COX COMMUNICATIONS, INC.

16. OTHER COMPREHENSIVE INCOME

     The following represents the components of other comprehensive income and related tax effects for the years ended December 31, 1999, 1998 and 1997:

                                                                             TAX
                                                            BEFORE-TAX    (EXPENSE)    NET-OF-TAX
                                                              AMOUNT     OR BENEFIT      AMOUNT
                                                            ----------   -----------   ----------
                                                                   (THOUSANDS OF DOLLARS)
FOR THE YEAR ENDED DECEMBER 31, 1997
Unrealized gains on securities
  Unrealized holding gains arising during the period......  $  147,450   $   (70,429)  $   77,021
  Add: reclassification adjustment for net losses realized
     in net income........................................     160,956       (55,009)     105,947
                                                            ----------   -----------   ----------
OTHER COMPREHENSIVE INCOME, DECEMBER 31, 1997.............  $  308,406   $  (125,438)  $  182,968
                                                            ==========   ===========   ==========
FOR THE YEAR ENDED DECEMBER 31, 1998
Unrealized gains on securities
  Unrealized holding gains arising during the period......  $2,267,809   $  (870,681)  $1,397,128
  Less: reclassification adjustment for gains realized in
     net income...........................................     (30,343)       11,682      (18,661)
                                                            ----------   -----------   ----------
OTHER COMPREHENSIVE INCOME, DECEMBER 31, 1998.............  $2,237,466   $  (858,999)  $1,378,467
                                                            ==========   ===========   ==========
FOR THE YEAR ENDED DECEMBER 31, 1999
Unrealized gains on securities
  Unrealized holding gains arising during the period......  $6,006,535   $(2,307,149)  $3,699,386
  Less: reclassification adjustment for gains realized in
     net income...........................................    (706,528)      272,013     (434,515)
                                                            ----------   -----------   ----------
OTHER COMPREHENSIVE INCOME, DECEMBER 31, 1999.............  $5,300,007   $(2,035,136)  $3,264,871
                                                            ==========   ===========   ==========

     Components of accumulated comprehensive income consisted of net unrealized gain on securities of $7,901.0 million ($4,859.1 million, net of tax) and $2,601.0 million ($1,594.3 million, net of tax) at December 31, 1999 and 1998, respectively.

                            COX COMMUNICATIONS, INC.

17. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                           YEAR ENDED DECEMBER 31
                                                     -----------------------------------
                                                        1999         1998        1997
                                                     ----------   ----------   ---------
                                                           (THOUSANDS OF DOLLARS)
SIGNIFICANT NON-CASH TRANSACTIONS:
  Ft. Walton Beach cable television system
     acquisition...................................  $   79,457   $       --   $      --
  MediaOne cable television system exchange........      93,050           --          --
  TCA merger stock issuance........................   1,645,373           --          --
  Assumed TCA indebtedness.........................     540,000           --          --
  Other assumed TCA liabilities....................      58,369           --          --
  Cox PCS stock exchange...........................     794,546           --          --
  PrimeStar merger stock exchange..................          --       94,696          --
  Teleport stock issuance..........................          --      150,386          --
  Teleport merger stock exchange...................          --    2,076,861          --
  Sprint PCS stock exchange........................          --      899,077          --
  Prime South acquisition:
       Cox Series A preferred stock issued.........          --      107,065          --
       Cox Class A common stock issued.............          --      250,938          --
  Capital contributions by CEI.....................          --           --      36,524
  Transfer of PCS license..........................          --           --    (251,918)
  Capitalized lease obligations....................      50,356       50,313      31,201
ADDITIONAL CASH FLOW INFORMATION:
  Cash paid for interest...........................  $  244,559   $  197,197   $ 206,861
  Cash paid (refunded) for income taxes............     179,950     (163,467)   (151,047)

18. COMMITMENTS AND CONTINGENCIES

     Cox leases land, office facilities and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $9.3 million in 1999, $7.6 million in 1998 and $19.8 million in 1997. Future minimum lease payments as of December 31, 1999 for all noncancellable operating leases are as follows:

                                                        (THOUSANDS OF DOLLARS)
                                                        ----------------------
2000................................................           $11,616
2001................................................            10,757
2002................................................             8,681
2003................................................             7,700
2004................................................             5,280
Thereafter..........................................            17,928
                                                               -------
          Total.....................................           $61,692
                                                               =======

     At December 31, 1999, Cox had outstanding purchase commitments totaling approximately $179.7 million for additions to plant and equipment and $454.7 million to rebuild certain existing cable television systems.

     Cox has guaranteed borrowings of certain affiliates totaling approximately $2.5 million at December 31, 1999. Cox has unused letters of credit outstanding totaling $30.5 million at December 31, 1999.

     On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable television system subsidiaries in California

                            COX COMMUNICATIONS, INC.

arising out of the manner in which such systems sell premium channel cable services. The suit alleges that Cox's California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a-la-carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. Cox moved to dismiss the suit on dispositive substantive grounds or in the alternative to stay the suit on primary jurisdiction grounds. On February 13, 1998, the Court stayed the suit and referred it on grounds of primary jurisdiction to the FCC for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. On October 1, 1998, the plaintiffs filed a Petition with the FCC which alleged that the Cox California Systems violated the "buy-through" prohibition of the FCC's rules. Under the "buy-through" prohibition, cable systems may not require subscribers to purchase intermediate tiers of cable service as a prerequisite to receiving per-channel and per-program cable service unless such systems can demonstrate that they are not technically capable of complying with the buy-through requirement. In July 1999, the FCC dismissed the Petition. The FCC concluded that Cox's San Diego system is complying with the buy-through rule and that the named plaintiffs lack standing to raise this issue with regard to Cox's other California systems. The suit is now proceeding in state court. The court granted Cox and the plaintiffs an extension of time during which the parties may explore the possibility of a resolution to the suit. If no resolution is reached, the plaintiffs may file an amended complaint and Cox may renew its motion to dismiss the suit based on the grounds raised in its earlier motion and the additional grounds of the FCC's dismissal of the Petition and the plaintiffs' lack of standing to pursue claims against Cox's other California systems. The outcome of this matter cannot be predicted at this time.

     Cox and certain subsidiaries are defendants in four putative subscriber class action suits in state courts in Louisiana, Indiana, Texas and Nevada initiated between October 17, 1997 and December 17, 1998. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under certain claimed causes of action under various bodies of state law. These actions are in various stages of defense. Settlement in Nevada is pending final court approval. The remaining actions are being defended vigorously. The outcome of these matters cannot be predicted at this time. Three additional suits that have been pending in Arizona and Florida have been settled; one additional suit that had been pending in Nebraska was dismissed.

     On November 10, 1999, Fred and Roberta Lipschutz, Arthur Simon and John Galley III, on behalf of themselves and all persons similarly situated, filed a putative class action suit against Cox and thirteen other defendants in the United States District Court for the Central District of California. The action alleges that a putative class defined as all persons who since November 10, 1995, have purchased broadband Internet data transmission services from a "cable company defendant" has been injured because alleged agreements among the "cable company defendants" and/or the "cable company defendants" and defendants @Home Corporation and RoadRunner have required the putative class to purchase both Internet data transmission services and interface/content services from @Home or RoadRunner. The complaint asserts claims under Section 1 of the Sherman Antitrust Act, the California Cartwright Act, and California unfair competition law and seeks injunctive relief and compensatory and treble damages. An amended complaint adding additional named plaintiffs was filed on December 30, 1999 and Cox filed its answer to the amended complaint on January 19, 2000. Cox intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

     Cox is a party to various other legal proceedings which are ordinary and incidental to its business. Management does not expect that any of these other legal proceedings currently pending will have a material adverse impact on Cox's consolidated financial position, results of operations or cash flows.

                            COX COMMUNICATIONS, INC.

19. SUBSEQUENT EVENTS

     In March 2000, Cox sold its entire interest in Flextech plc, an English publically held programming company which Cox had accounted for under the fair value method, and received net proceeds of approximately $522.3 million. Cox expects to recognize a gain in connection with this transaction in first quarter 2000.

     In March 2000, Cox issued $275.0 million aggregate principal amount of 3% Exchangeable Subordinated Debentures due 2030 (the "Premium PHONES") under the July 1999 shelf registration, for proceeds of approximately $269.5 million, net of underwriting commissions. The Premium PHONES are unsecured, subordinated obligations, ranking junior in right of payment to all of Cox's existing and future senior indebtedness.

     Upon issuance, the Premium PHONES had an original principal amount of $1,000 per Premium PHONES. The original principal amount of each Premium PHONES is indexed to 16.28 shares of Sprint PCS Stock with an initial value of $61.43 per share. The last reported sales price for the Sprint PCS Stock on March 7, 2000 was $58.50 per share. The minimum amount payable upon redemption or maturity of a Premium PHONES, which is called the adjusted principal amount, was initially equal to the original principal amount. The original principal amount will be reduced if Sprint Corporation pays certain extraordinary distributions on or in respect of the Sprint PCS Stock.

     Interest on the Premium PHONES is payable semi-annually at a rate of 3% per year on the original principal amount of the PHONES plus an amount equal to any regular cash dividends paid on the Sprint PCS Stock or any property or the cash value of any property distributed on or in respect of the Sprint PCS Stock, other than publicly traded equity securities.

     Prior to March 14, 2002, the Premium PHONES are exchangeable at the holders' option initially for cash based on the market value of the shares underlying each Premium PHONES, plus any accumulated and unpaid distributions. On and after that date, the Premium PHONES can be exchanged by the holder based on the market value of the underlying shares for cash, shares of Sprint PCS Stock or a combination of both. In addition, on or after March 17, 2004, Cox may redeem the Premium PHONES for cash based on the market value of the underlying shares, plus any accumulated and unpaid distributions, and any final period distribution.

     At maturity, holders of the Premium PHONES are entitled to receive, at Cox's election, cash, equal to the then exchange market value of the underlying shares plus any accumulated and unpaid distributions, or the underlying shares themselves.

     The Premium PHONES will be accounted for as an indexed debt instrument since the maturity value of the Premium PHONES is dependent upon the market value of the Sprint PCS Stock. Therefore, the carrying value of the Premium PHONES will be adjusted through earnings in Cox's consolidated statement of operations as the market value of the Sprint PCS Stock increases or decreases such that Cox would be required to pay an amount of contingent principal in excess of the original principal amount of the Premium PHONES. The Premium PHONES are listed on the NYSE under the symbol "COX 30."

     On March 16, 2000, Cox notified the trustee, who then gave notice to the record holders of Cox's Floating Rate Notes due August 15, 2000, of Cox's intention to redeem the $525.0 million aggregate principal amount outstanding of the Floating Rates Notes on March 31, 2000.

     In April 2000, pending shareholder approval, Cox will begin administering a third ESPP (the "2000 ESPP"), under which Cox would be authorized to issue purchase rights totaling 2,000,000 shares of Class A common stock to substantially all employees who had completed six months of service.

                            COX COMMUNICATIONS, INC.

20. UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following table sets forth selected historical quarterly financial information for Cox. This information is derived from unaudited quarterly financial statements of Cox and includes, in the opinion of management, only normal and recurring adjustments that management considers necessary for a fair presentation of the results for such periods.

                                                                                 1999
                                                             ---------------------------------------------
                                                                1ST         2ND         3RD         4TH
                                                              QUARTER     QUARTER     QUARTER     QUARTER
                                                             ---------   ---------   ---------   ---------
                                                             (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Revenues...................................................    $498.5      $509.9      $587.9      $721.8
Programming costs..........................................     128.8       122.3       141.0       169.2
Plant operations...........................................      39.1        36.2        45.1        53.1
Marketing..................................................      26.6        30.9        40.6        48.9
General and administrative.................................     115.5       124.7       135.5       159.5
Depreciation...............................................      96.6       133.3       148.4       172.3
Amortization...............................................      26.7        26.0        45.4        66.9
Gain on sale and exchange of cable television systems,
  net......................................................        --          --       (77.4)         --
                                                               ------      ------      ------      ------
Operating income...........................................    $ 65.2      $ 36.5      $109.3      $ 51.9
                                                               ======      ======      ======      ======
Net income.................................................    $251.2      $505.8      $ 11.9      $113.0
                                                               ======      ======      ======      ======
Basic net income per share.................................    $ 0.45      $ 0.91      $ 0.02      $ 0.19
                                                               ======      ======      ======      ======
Diluted net income per share...............................    $ 0.45      $ 0.90      $ 0.02      $ 0.18
                                                               ======      ======      ======      ======

                                                                               1998
                                                          ----------------------------------------------
                                                             1ST         2ND         3RD          4TH
                                                           QUARTER     QUARTER     QUARTER      QUARTER
                                                          ---------   ---------   ----------   ---------
                                                           (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Revenues................................................   $ 415.8      $398.3     $  416.0      $486.7
Programming costs.......................................      95.0        95.7         99.9       116.2
Plant operations........................................      32.8        30.8         35.2        34.0
Marketing...............................................      22.1        25.0         25.9        26.5
General and administrative..............................      87.4        94.8         96.1       110.9
Satellite operating and administrative..................      29.4          --           --          --
Depreciation............................................      87.0        80.4         88.8       117.3
Amortization............................................      18.6        17.8         19.8        28.0
                                                           -------      ------     --------      ------
Operating income........................................   $  43.5      $ 53.8     $   50.3      $ 53.8
                                                           =======      ======     ========      ======
Net income (loss).......................................   $(102.0)     $(12.2)    $1,067.0      $317.9
                                                           =======      ======     ========      ======
Basic net income (loss) per share.......................   $ (0.19)     $(0.02)    $   1.97      $ 0.57
                                                           =======      ======     ========      ======
Diluted net income (loss) per share.....................   $ (0.19)     $(0.02)    $   1.95      $ 0.56
                                                           =======      ======     ========      ======

The Board of Directors and Shareholders
Cox Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Cox Communications, Inc. (Cox) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Cox's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Communications, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 9, 2000
(March 16, 2000 as to the second paragraph of Note 4 and to Note 19)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents incorporated by reference or filed with this Report

     (1) No financial statement schedules are required to be filed by Items 8 and 14(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

     (2) Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   1.1    --   Purchase Agreement, dated as of March 8, 2000, between Cox
               Communications, Inc. and Merrill Lynch & Co.
   2.1    --   Agreement and Plan of Merger, dated as of June 5, 1994, by and among The Times Mirror Company, New TMC Inc., Cox
               Communications, Inc. and Cox Enterprises, Inc. (Incorporated
               by reference to Exhibit 2.1 to Cox's Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on
               December 16, 1994.)
   2.2    --   Amendment No. 1, dated as of December 16, 1994, to Agreement and Plan of Merger by and among The Times Mirror Company,
               New TMC Inc., Cox Communications, Inc. and Cox Enterprises,
               Inc. (Incorporated by reference to Exhibit 2.2 to Cox's
               Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   2.3    --   Amendment No. 2, dated as of January 30, 1995, to Agreement and Plan of Merger by and among The Times Mirror Company,
               New TMC Inc., Cox Communications, Inc., and Cox Enterprises,
               Inc. (Incorporated by reference to Exhibit 2.3 to Cox's
               Current Report on Form 8-K filed with the Commission on
               February 15, 1995.)
   2.4    --   Agreement and Plan of Merger, dated as of February 6, 1998, between PrimeStar, Inc. and Cox Satellite, Inc.
               (Incorporated by reference to Exhibit 10.25 to the Annual
               Report on Form 10-K of Cox Communications, Inc., filed with the Commission on March 19, 1999.)
   2.5    --   Agreement and Plan of Merger, dated May 4, 1998, among Cox,
               Cox Communications Las Vegas, Prime South Diversified, Inc.
               and certain other persons (Incorporated by reference to
               Exhibit 2.1 to Cox's Form 8-K filed with the Commission on
               May 28, 1998.)
   2.6    --   Purchase Agreement, dated April 22, 1999, by and among Cox
               Communications, Inc. and Media General, Inc. (Incorporated
               by reference to Exhibit 2.1 to Cox's Current Report on Form
               8-K filed with the Commission on April 30, 1999.)
   2.7    --   Agreement and Plan of Merger, dated as of May 11, 1999, by and among Cox Communications, Inc., Cox Classic Cable, Inc.
               and TCA Cable TV, Inc. (Incorporated by reference to Exhibit
               2.1 to Cox's Current Report on Form 8-K filed with the
               Commission on May 14, 1999.)
   2.8    --   Amendment No. 1 to Agreement and Plan of Merger, dated as of
               May 11, 1999, by and among Cox Communications, Inc., Cox
               Classic Cable, Inc. and TCA Cable TV, Inc. (Incorporated by
               reference to Exhibit 2.2 to Cox's Current Report on Form 8-K filed with the Commission on August 25, 1999.)
   2.9    --   Agreement and Plan of Reorganization among Cox Teleport
               Partners, inc., TCI Holdings, Inc. and United Cable
               Television Corporation, dated as of July 6, 1999.
               (Incorporated by reference to Exhibit 2.1 to Cox's Current
               Report on Form 8-K/A filed with the Commission on July 28,
               1999.)
   3.1    --   Amended Certificate of Incorporation of Cox Communications,
               Inc. (Incorporated by reference to Exhibit 3.1 to Cox's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994.)
   3.2    --   Certificate of Amendment to Certificate of Incorporation of
               Cox Communications, Inc. (Incorporated by reference to
               Exhibit 3.3 to Cox's Form 10-Q filed with the Commission on
               May 14, 1997.)
   3.3    --   Amendment to the Amended Certificate of Incorporation of Cox
               Communications, Inc. (Incorporated by reference to Exhibit
               3.3 to Cox's Registration Statement on Form S-4, File No.
               33-82419, filed with the Commission on July 7, 1999.)
   3.4    --   Bylaws of Cox Communications, Inc. (Incorporated by
               reference to Exhibit 3.2 to Cox's Registration Statement on
               Form S-4, File No. 33-80152, filed with the Commission on
               December 16, 1994.)
   3.5    --   Certificate of Designations of Powers, Preferences and
               Rights of the Series A Convertible Preferred Stock of Cox
               Communications, Inc. (Incorporated by reference to Exhibit
               3.1 to Cox's Form 8-K/A filed with the Commission on October
               15, 1998.)
   4.1    --   Indenture dated as of June 27, 1995 between Cox
               Communications, Inc. and The Bank of New York, as Trustee
               (Incorporated by reference to Exhibit 4.1 to Cox's
               Registration Statement on Form S-1, File No. 33-99116, filed with the Commission on November 8, 1995.)
   4.2    --   First Supplemental Indenture, dated as of August 12, 1999, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.4 to
               Cox's Current Report on Form 8-K filed with the Commission on August 23, 1999.)

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   4.3    --   Form of Preferred Securities Guarantee Agreement.
               (Incorporated by reference to Exhibit 4.5 to Cox's
               Registration Statement on Form S-3, File No. 33-82575, filed with the Commission on July 28, 1999.)
   4.4    --   Form of Capital Securities Guarantee Agreement.
               (Incorporated by reference to Exhibit 4.6 to Cox's
               Registration Statement on Form S-3, File No. 33-82575, filed with the Commission on August 6, 1999.)
   4.5    --   Indenture, dated as of January 30, 1998, between TCA Cable
               TV, Inc. and Chase Bank of Texas, National Association, as
               Trustee (Incorporated by reference to Exhibit 4(a) of TCA's
               Registration Statement on Form S-3, File No. 333-32015).
   4.6    --   First Supplemental Indenture, dated as of August 12, 1999, among TCA Cable TV, Inc., Cox Classic Cable, Inc. and Chase
               Bank of Texas, National Association, as Trustee.
               (Incorporated by reference to Exhibit 4.2 to Cox's Current
               Report on Form 8-K filed with the Commission on August 25,
               1999.)
   4.7    --   Second Supplemental Indenture, dated as of October 6, 1999, by and between Cox Communications, Inc., as Issuer and The
               Bank of New York, as Trustee. (Incorporated by reference to
               Exhibit 4.1 to Cox's Quarterly Report on Form 10-Q filed
               with the Commission on November 8, 1999.)
   4.8    --   Guarantee Agreement, dated as of October 6, 1999, by and
               between Cox Communications, Inc., as Guarantor and The Bank of New York, as Guarantee Trustee. (Incorporated by
               reference to Exhibit 4.2 to Cox's Quarterly Report on Form
               10-Q filed with the Commission on November 8, 1999.)
   4.9    --   Second Supplemental Indenture, dated as of March 14, 2000, between Cox Communications, Inc. and The Bank of New York, as Trustee.
  10.1    --   Amended and Restated Agreement of Limited Partnership of
               MajorCo, L.P., dated as of January 31, 1996, among Sprint
               Spectrum, L.P., TCI Network Services, Comcast Telephony
               Services and Cox Telephony Partnership. (Incorporated by
               reference to Exhibit 10.1 to Cox's Current Report on Form
               8-K filed with the Commission on February 9, 1996.)
  10.2    --   Second Amended and Restated Joint Venture Formation
               Agreement, dated as of January 31, 1996, by and between
               Sprint Corporation, Tele-Communications, Inc., Comcast
               Corporation and Cox Communications, Inc. (Incorporated by
               reference to Exhibit 10.2 to Cox's Current Report on Form
               8-K filed with the Commission on February 9, 1996.)
  10.3    --   Parents Agreement, dated as of January 31, 1996 between Cox
               Communications, Inc and Sprint Corporation. (Incorporated by
               reference to Exhibit 10.3 to Cox's Current Report on Form
               8-K filed with the Commission on February 9, 1996.)
  10.4    --   Amended and Restated Agreement of Limited Partnership of
               PhillieCo, L.P., dated as of February 17, 1995, by and among
               Sprint Spectrum, Inc., TCI Network, Inc. and Cox
               Communications Wireless, Inc. (Incorporated by reference to
               Exhibit 10.4 to the Annual Report on Form 10-K of Cox
               Communications, Inc., filed with the Commission on March 31,
               1995.)
  10.5    --   Contribution Agreement, dated as of March 28, 1995, by and among TCI Network Services, Comcast Telephony Services, Cox
               Telephony Partnership, MajorCo, L.P. and Newtelco, L.P.
               (Incorporated by reference to Exhibit 10.5 to the Annual
               Report on Form 10-K of Cox Communications, Inc., filed with the Commission on March 31, 1995.)
  10.6    --   Registration Rights Agreement, dated as of January 31, 1995, by and between Cox Communications, Inc., and Bank of America
               National Trust and Savings Association, Thomas Unterman,
               James F. Guthrie, James R. Simpson, Robert F. Erburu and
               David Laventhol, each as trustees for certain employee
               benefit plans of The Times Mirror Company. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Cox Communications, Inc., filed with the Commission on
               March 31, 1995.)

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  10.7    --   Tax Allocation Agreement, dated as of February 1, 1995, by and between Cox Enterprises, Inc. and Cox Communications,
               Inc. (Incorporated by reference to Exhibit 10.7 to the
               Annual Report on Form 10-K of Cox Communications, Inc.,
               filed with the Commission on March 31, 1995.)
  10.8    --   Cox Executive Supplemental Plan of Cox Enterprises, Inc.
               (Incorporated by reference to Exhibit 10.5 to Cox's
               Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)
  10.9    --   Cox Communications, Inc. Long-Term Incentive Plan.
               (Incorporated by reference to Exhibit 10.8 to Cox's
               Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)
  10.10   --   Cox Communications, Inc. Restricted Stock Plan for
               Non-Employee Directors. (Incorporated by reference to
               Exhibit 10.9 to Cox's Registration Statement on Form S-4,
               File No. 33-80152, filed with the Commission on December 16,
               1994.)
  10.11   --   Subscription Agreement, dated March 21, 1997, between Cox
               Communications, Inc. and Flextech plc. (Incorporated by
               reference to Exhibit 10.17 on Form 10-K of Cox
               Communications, Inc., filed with the Commission on March 28,
               1997).
  10.12   --   Merger and Contribution Agreement, dates as of February 6,
               1998, among TCI Satellite Entertainment, Inc., PrimeStar
               Inc., Time Warner Entertainment Company L.P.,
               Advance/Newhouse Partnership, Comcast Corporation, Cox
               Communications, Inc., MediaOne of Delaware, Inc., GE
               American Communications, Inc. (Incorporated by reference to
               Exhibit 10.24 to the Annual Report on Form 10-K of Cox
               Communications, Inc., files with the Commission on March 19,
               1999.)
  10.13   --   Amended and Restated 5-Year Credit Agreement, dated as of
               September 28, 1999, by and among Cox Communications, Inc.,
               The Chase Manhattan Bank, as Documentation Agent, Chase Bank
               of Texas, National Association, as Administrative Agent for
               the Banks, and Chase Securities Inc., as Sole Book Manager
               and Lead Arranger. (Incorporated by reference to Exhibit
               10.3 to Cox's Quarterly Report on Form 10-Q, filed with the
               Commission on November 8, 1999.)
  10.14   --   Amended and Restated 364-Day Credit Agreement, dated
               September 28, 1999, by and among Cox Communications, Inc.,
               Bank of America National Trust and Savings Association, as
               Syndication Agent, The Bank of New York and Wachovia Bank,
               N.A., as Co-Documentation Agents, Chase Bank of Texas,
               National Association, as Administrative Agent for the Banks,
               and Chase Securities Inc., as Sole Book Manager and Lead
               Arranger. (Incorporated by reference to Exhibit 10.2 to
               Cox's Quarterly Report on Form 10-Q, filed with the
               Commission on November 8, 1999.)
  10.15   --   Purchase Contract Agreement, dated as of August 12, 1999,
               between Cox Communications, Inc. and The First National Bank of Chicago, as Purchase Contract Agent. (Incorporated by
               reference to Exhibit 4.1 to Cox's Current Report on Form 8-K filed with the Commission on August 23, 1999.)
  10.16   --   Remarketing Agreement, dated as of August 12, 1999, among
               Cox Communications, Inc., Cox Trust II, The First National
               Bank of Chicago, as Purchase Contract Agent, and Merrill
               Lynch & Co., Merrill Lunch, Pierce, Fenner & Smith
               Incorporated, as Remarketing Agent. (Incorporated by
               reference to Exhibit 4.2 to Cox's Current Report on Form 8-K filed with the Commission on August 23, 1999.)
  10.17   --   Pledge Agreement, dated as of August 12, 1999, among Cox
               Communications, Inc., The Bank of New York, as Collateral
               Agent, Custodial Agent and Securities Intermediary, and The
               First National Bank of Chicago, as Purchase Contract Agent.
               (Incorporated by reference to Exhibit 4.3 to Cox's Current
               Report on Form 8-K filed with the Commission on August 23,
               1999.)

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  10.18   --   Remarketing Agreement, dated as of October 6, 1999, by and among Cox Communications, Inc., Cox RHINOS Trust and Banc of
               America Securities LLC. (Incorporated by reference to
               Exhibit 10.1 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 8, 1999.)
  13      --   Portions of the 1999 Annual Report to Stockholders
               (expressly incorporated by reference in Part II, Item 5 of this Report).
  21      --   Subsidiaries of Cox Communications, Inc.
  23      --   Consent of Deloitte & Touche LLP.
  24      --   Power of Attorney (included on page 87)
  27      --   Financial Data Schedule (for SEC use only)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, COX COMMUNICATIONS, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          COX COMMUNICATIONS, INC.

                                          By:    /s/ JAMES O. ROBBINS
                                          --------------------------------------
                                                     James O. Robbins
                                          President and Chief Executive Officer

Date: March 22, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JAMES C. KENNEDY                   Chairman of the Board of         March 22, 2000
-----------------------------------------------------  Directors
                  James C. Kennedy

                /s/ JAMES O. ROBBINS                   President and Chief Executive    March 22, 2000
-----------------------------------------------------  Officer; Director
                  James O. Robbins

                 /s/ JIMMY W. HAYES                    Executive Vice President,        March 22, 2000
-----------------------------------------------------  Finance and Administration
                   Jimmy W. Hayes                      Chief Financial Officer
                                                       (principal financial officer)

               /s/ HOWARD B. TIGERMAN                  Controller                       March 22, 2000
-----------------------------------------------------  Chief Accounting Officer
                 Howard B. Tigerman                    (principal accounting officer)

              /s/ JANET MORRISON CLARKE                Director                         March 22, 2000
-----------------------------------------------------
                Janet Morrison Clarke

                /s/ DAVID E. EASTERLY                  Director                         March 22, 2000
-----------------------------------------------------
                  David E. Easterly

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ ROBERT F. ERUBURU                  Director                         March 22, 2000
-----------------------------------------------------
                  Robert F. Erburu

                /s/ ROBERT C. O'LEARY                  Director                         March 22, 2000
-----------------------------------------------------
                  Robert C. O'Leary

                 /s/ ANDREW J. YOUNG                   Director                         March 22, 2000
-----------------------------------------------------
                   Andrew J. Young

                           (COX COMMUNICATIONS LOGO)