Form 10-Q
period 2000-03-31
COX COMMUNICATIONS INC /DE/
filed 2000-05-15
CIK 25305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-13576
                            [COX COMMUNICATIONS LOGO]
                            COX COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            58-2112281
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

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

         There were 577,268,120 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of May 1, 2000.

                            COX COMMUNICATIONS, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS................................  2

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS..................................... 14

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 17


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL
                  PROCEEDINGS...................................................... 19

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K................................. 20

SIGNATURES......................................................................... 21

                         PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                            COX COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31       DECEMBER 31
                                                                             2000             1999
                                                                         -----------      -----------
                                                                                 (UNAUDITED)
                                                                           (THOUSANDS OF DOLLARS)
ASSETS
Cash ..............................................................      $    52,001      $    33,313
Accounts and notes receivable, less allowance for doubtful
  accounts of $18,352 and $14,783 .................................          233,241          260,518
Net plant and equipment ...........................................        4,902,180        4,038,236
Investments .......................................................        9,453,940       11,769,610
Intangible assets .................................................       13,953,948       10,174,034
Amounts due from Cox Enterprises, Inc. (CEI) ......................               --          114,821
Other assets ......................................................          210,572          223,965
                                                                         -----------      -----------

     Total assets .................................................      $28,805,882      $26,614,497
                                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses .............................      $   529,269      $   477,134
Deferred income taxes .............................................        6,442,970        6,670,521
Other liabilities .................................................          589,777          209,211
Debt ..............................................................        7,336,083        6,375,795
Amounts due to CEI ................................................           80,007               --
                                                                         -----------      -----------
     Total liabilities ............................................       14,978,106       13,732,661
                                                                         -----------      -----------

Commitments and contingencies (Note 9)

Minority interest in equity of consolidated subsidiaries ..........          126,414          195,616
Cox-obligated capital and preferred securities of subsidiary trust         1,150,561        1,150,636

Shareholders' equity
  Series A preferred stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares authorized; shares
     issued and outstanding: 4,836,372 ............................            4,836            4,836
  Class A common stock, $1 par value; 650,000,000 shares
     authorized; shares issued and outstanding: 577,251,379
     and 576,168,914 ..............................................          577,251          576,169
  Class C common stock, $1 par value; 60,000,000 shares
     authorized; shares issued and outstanding: 27,597,792 ........           27,598           27,598
  Additional paid-in capital ......................................        3,852,259        3,835,639
  Retained earnings ...............................................        3,299,721        2,232,205
  Accumulated other comprehensive income ..........................        4,789,136        4,859,137
                                                                         -----------      -----------
     Total shareholders' equity ...................................       12,550,801       11,535,584
                                                                         -----------      -----------

     Total liabilities and shareholders' equity ...................      $28,805,882      $26,614,497
                                                                         ===========      ===========

                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31
                                                                ---------------------------------
                                                                      2000                 1999
                                                                -------------       -------------
                                                                           (UNAUDITED)
                                                         (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

REVENUES ..............................................         $     779,851       $     498,546
COSTS AND EXPENSES
   Programming costs ..................................               195,592             128,761
   Plant operations ...................................                62,883              39,133
   Marketing ..........................................                44,313              26,630
   General and administrative .........................               177,314             115,492
   Depreciation .......................................               178,815              96,646
   Amortization .......................................                78,953              26,654
                                                                -------------       -------------
OPERATING INCOME ......................................                41,981              65,230
Interest expense ......................................              (133,252)            (53,964)
Expense related to indexed debentures .................              (369,498)                 --
Equity in net losses of affiliated companies ..........                (6,493)            (46,453)
Gain on investments, net ..............................             1,769,839             419,452
Dividend income .......................................                11,488              11,073
Other, net ............................................                   193                (102)
                                                                -------------       -------------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST ............................             1,314,258             395,236
Income tax expense ....................................               225,404             144,057
                                                                -------------       -------------

INCOME BEFORE MINORITY INTEREST .......................             1,088,854             251,179
Minority interest .....................................               (21,338)                 --
                                                                -------------       -------------
NET INCOME ............................................         $   1,067,516       $     251,179
                                                                =============       =============


PER SHARE DATA
  Basic net income per share ..........................         $        1.77       $        0.45
  Diluted net income per share ........................                  1.74                0.45
  Basic weighted-average shares outstanding ...........           604,204,208         554,896,354
  Diluted weighted-average shares outstanding..........           613,476,356         562,837,952


          See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                                                                      ACCUMULATED
                          SERIES A         COMMON STOCK        ADDITIONAL                OTHER
                         PREFERRED   ------------------------   PAID-IN     RETAINED  COMPREHENSIVE                  COMPREHENSIVE
                           STOCK       CLASS A      CLASS C     CAPITAL     EARNINGS     INCOME         TOTAL           INCOME
                        -----------  -----------  -----------  ----------  ----------  ----------    -----------     ------------
                                                       (UNAUDITED)                                           (UNAUDITED)
                                                  (THOUSANDS OF DOLLARS)                                 (THOUSANDS OF DOLLARS)

BALANCE AT
  DECEMBER 31, 1999... $    4,836  $   576,169  $    27,598   $3,835,639  $2,232,205   $4,859,137  $11,535,584


  Net income..........                                                     1,067,516                 1,067,516     $  1,067,516
                                                                                                                   ------------
  Issuance of
    stock related to
    stock compensation
    plans (including
    tax benefit on
    stock options
    exercised)........                   1,082                    16,620                                17,702
  Change in net
    unrealized loss
    on securities.....                                                                                                  (70,001)
  Other comprehensive                                                                                              ------------
    loss..............                                                                    (70,001)     (70,001)         (70,001)
                                                                                                                   ------------
  Comprehensive
    loss..............                                                                                             $    997,515
                       -----------  ----------   ----------   ----------  ----------   ----------  -----------     ============
BALANCE AT
  MARCH 31, 2000       $     4,836  $  577,251   $   27,598   $3,852,259  $3,299,721   $4,789,136  $12,550,801
                       ===========  ==========   ==========   ==========  ==========   ==========  ===========


                See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
                    Consolidated Statements of Cash Flows

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31
                                                                          ---------------------------------
                                                                             2000                  1999
                                                                          ---------------------------------
                                                                                    (UNAUDITED)
                                                                             (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................         $ 1,067,516         $   251,179
Adjustments to reconcile net income to net cash provided by
  operating activities, net of effects of acquisitions:
  Depreciation ..................................................             178,815              96,646
  Amortization ..................................................              78,953              26,654
  Expense related to indexed debentures .........................             369,498                  --
  Equity in net losses of affiliated companies ..................               6,493              46,453
  Deferred income taxes .........................................            (183,729)             25,939
  Gain on investments, net ......................................          (1,769,839)           (419,452)
  Minority interest, net of dividends paid ......................              19,688                  --
Increase in accounts and notes receivable .......................             (11,358)             (7,225)
Decrease in prepaid expenses ....................................              15,074               7,470
Increase in accounts payable and accrued expenses ...............              18,195             (16,741)
Increase in other liabilities ...................................               2,034              42,075
Increase in taxes payable .......................................             360,646             107,125
Other, net ......................................................              (7,637)             15,778
                                                                          -----------         -----------
       Net cash provided by operating activities ................             144,349             175,901
                                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ............................................            (378,122)           (224,752)
Investments in affiliated companies .............................             (19,064)             (6,225)
Proceeds from the sale of investments ...........................           1,388,449             742,611
Proceeds from the exchange of investments .......................             812,291                  --
Cash paid for purchases of cable systems ........................          (2,714,362)                 --
Decrease in amounts due from CEI, net ...........................             114,821                  --
Other, net ......................................................              (1,192)              3,225
                                                                          -----------         -----------
       Net cash provided by (used in) investing activities ......            (797,179)            514,859
                                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit repayments, net ................................                  --            (349,998)
Commercial paper borrowings (repayments), net ...................             845,987            (205,948)
Proceeds from issuance of debt ..................................             775,000                  --
Repayment of debt ...............................................          (1,032,497)             (7,913)
Payment of debt issuance costs and discounts ....................              (2,355)                 --
Proceeds from exercise of stock options .........................              14,593               5,262
Increase (decrease) in amounts due to CEI, net ..................              80,007             (57,911)
Increase (decrease) in book overdrafts ..........................              12,086             (14,427)
Distributions paid on capital and preferred securities of .......
     subsidiary trusts ..........................................             (21,303)                 --
                                                                          -----------         -----------
       Net cash provided by (used in) financing activities ......             671,518            (630,935)
                                                                          -----------         -----------

Net increase in cash ............................................              18,688              59,825
Cash at beginning of period .....................................              33,313              30,604
                                                                          -----------         -----------
Cash at end of period ...........................................         $    52,001         $    90,429
                                                                          ===========         ===========


                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31
                                                                           ------------------------------
                                                                              2000                1999
                                                                           ----------         -----------
                                                                                      (UNAUDITED)
                                                                                (THOUSANDS OF DOLLARS)
SIGNIFICANT NONCASH TRANSACTIONS
     AT&T cable system exchange .................................         $ 2,658,233         $        --
     Capital lease obligations ..................................               4,741               8,759

ADDITIONAL CASH FLOW INFORMATION
     Cash paid for interest .....................................         $   156,429         $    48,089
     Cash paid for income taxes .................................              48,487              10,994



                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000

1.   BASIS OF PRESENTATION AND OTHER INFORMATION

     The accompanying unaudited consolidated financial statements of Cox Communications, Inc. (Cox), a 67.3% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox's Annual Report on Form 10-K for the year ended December 31, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000 or any other interim period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Investments

    Investments in publicly traded entities are classified as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at their fair value, with unrealized gains and losses resulting from changes in fair value between measurement dates recorded as a component of accumulated other comprehensive income. Cox recognizes realized losses for any decline in market value considered to be other than temporary. Investments in privately held entities are stated at cost, adjusted for any known diminution in value determined to be other than temporary in nature.

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

    Reclassifications

    Certain amounts in the 1999 quarterly financial statements have been reclassified for comparative purposes.

3.   ACQUISITIONS AND EXCHANGES OF BUSINESSES

     In January 2000, Cox completed its acquisition of cable systems serving 522,000 customers in Kansas, Oklahoma and North Carolina from Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., in a cash transaction valued at $2.7 billion, and has accounted for this acquisition as a purchase in accordance with APB Opinion No. 16 (APB 16), Business Combinations.

     In March 2000, Cox and AT&T Corp. (AT&T) exchanged Cox's 50.3 million shares of AT&T common stock valued at approximately $2.7 billion for the stock of AT&T subsidiaries that own cable systems serving approximately 495,000 customers and certain other assets and liabilities, including cash. Cox received: cable systems serving Tulsa, Oklahoma (160,000 customers) and Baton Rouge, Louisiana (156,000 customers); the remaining 20% ownership interest in a partnership in which Cox acquired an 80% interest through its merger with TCA Cable TV, Inc.; Peak Cablevision LLC, which has 117,000 customers in Oklahoma, Arkansas, Utah and Nevada; and approximately $798.0 million in other assets and liabilities, including cash. Cox recognized a pre-tax gain of $775.9 million in connection with this transaction and has accounted for this acquisition as a purchase in accordance with APB 16.

     The following summarized unaudited pro forma consolidated financial information for the three months ended March 31, 2000 and 1999 assumes the acquisitions of cable systems from Multimedia and AT&T occurred on January 1 of each year. In addition, the following summarized unaudited pro forma consolidated financial information for the three months ended March 31, 1999 assumes the TCA merger, which was completed in August 1999, and the acquisition of cable systems from Media General, Inc., which was completed in October 1999, occurred on January 1, 1999.

     The purchase price of each of the above acquisitions was allocated to the assets purchased and liabilities assumed based on their estimated fair market value at the date of acquisition. The purchase price allocations are expected to be finalized within twelve months from the acquisition dates upon receipt of independent appraisals of the tangible and intangible assets acquired. No material adjustments to the initial purchase price allocations are expected. The excess of purchase price over the fair value of net assets acquired has been recorded as franchise and license acquisition costs and is being amortized on a straight-line basis over 40 years.



                                                                                    PRO FORMA
                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                 ------------------------------------------------
                                                                          2000                      1999
                                                                 -----------------------    ---------------------
                                                                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                                                                    (UNAUDITED)
         Revenues ..................................                    $   846,259         $   759,781
         Operating income ..........................                         43,169              60,628
         Net income ................................                        295,611             205,782
         Earnings per share:
            Basic net income per share .............                    $      0.49         $      0.34
            Diluted net income per share ...........                           0.48                0.34

4.   INVESTMENTS

                                                              MARCH 31           DECEMBER 31
                                                                2000                1999
                                                        ------------------   -----------------
                                                               (THOUSANDS OF DOLLARS)

         Equity method investments....................  $          71,502    $         77,945
         Fair value method investments................          9,370,244          11,685,786
         Cost method investments......................             12,194               5,879
                                                        -- ---------------   -- --------------

         Total investments............................  $       9,453,940    $     11,769,610
                                                        =================   =================

FAIR VALUE METHOD INVESTMENTS

     The aggregate cost of fair value method investments in unrestricted publicly traded entities at March 31, 2000 and December 31, 1999 was $1,583.0 million and $3,784.8 million, respectively.

     Sprint PCS. In January and February 2000, Cox sold a total of 16.1 million shares of its Sprint PCS common stock - Series 2 and recognized a pre-tax gain of $667.6 million. At March 31, 2000, Cox's investment in Sprint PCS was comprised of 116.7 million shares of Sprint PCS common stock - Series 2 and warrants and convertible preferred stock which are exercisable or convertible into 10.3 million shares of Sprint PCS common stock - Series 2 and had an aggregate fair value of $8.3 billion. Unrealized gains of $4.2 billion at March 31, 2000 have been reported in Cox's consolidated balance sheet as a component of accumulated other comprehensive income, net of deferred income taxes.

     Flextech plc. In March 2000, Cox sold its entire equity interest in Flextech plc, a publicly held satellite television programming company based in the United Kingdom, for proceeds of $522.3 million and recognized a pre-tax gain of $318.9 million.

     AT&T Corp. In March 2000, Cox and AT&T completed the exchange of Cox's 50.3 million shares of AT&T common stock for cable systems. See Note 3.

     Excite@Home. In March 2000, Excite@Home and its principal cable partners, including Cox, agreed to extend its distribution of certain Excite@Home services through June 2006. Under the reorganization, Cox will relinquish its veto rights and representation on the Excite@Home board. Under this agreement, Cox will receive new warrants to purchase two Series A shares for each home its system passes. These warrants will vest in installments every six months beginning in June 2001, and will be fully vested in June 2006, subject to certain adjustment and forfeiture provisions. Also as part of this agreement, AT&T has agreed to give Cox the right to sell its shares in Excite@Home to AT&T for a price equal to the higher of $48 per share or the 30-day average trading price, to a maximum total aggregate value of $1.4 billion, any time between January 1, 2001 and June 4, 2002. The foregoing agreement is subject to Excite@Home shareholder approval.

5.   DEBT

                                                                            MARCH 31          DECEMBER 31
                                                                              2000               1999
                                                                          -----------         -----------
                                                                               (THOUSANDS OF DOLLARS)

         Revolving credit facilities ...........................          $        --         $        --
         Commercial paper ......................................            1,357,295             514,516
         Medium-term notes .....................................              445,040             445,014
         Reset put securities ..................................              248,217             248,203
         Notes and debentures ..................................            3,280,414           3,804,698
         Indexed debentures ....................................            1,916,686           1,272,188
         Capitalized lease obligations .........................               88,431              91,176
                                                                          -----------         -----------

         Total debt.............................................          $ 7,336,083         $ 6,375,795
                                                                          ===========         ===========

Revolving Credit Facilities

    In May 2000, Cox amended its 364-day credit agreement and its 5-year credit agreement to exclude expense related to Cox's indexed debentures as well as any contingent principal on these debentures from the calculation of certain financial covenant ratios.

Indexed Debentures

    Indexed debentures at March 31, 2000 are comprised of $1.3 billion aggregate original principal amount of debentures, referred to as PRIZES, which were issued in November 1999 and are due November 2029, and $275.0 million aggregate original principal amount of debentures, referred to as Premium PHONES, which were issued in March 2000 and are due March 2030.

    The PRIZES and the Premium PHONES are unsecured, subordinated obligations, ranking junior in right of payment to all of Cox's existing and future senior indebtedness. The PRIZES pay interest at a rate of 7.75% per year through November 15, 2002, and thereafter at a rate of 2.0% per year. The Premium PHONES pay interest at a rate of 3% per year. In addition, the original principal amount of the PRIZES and Premium PHONES are indexed to the trading price of Sprint PCS common stock - Series 1. Accordingly, if the market value of the Sprint PCS common stock - Series 1 increases, Cox may be obligated to pay an additional amount of contingent principal, at maturity or upon the holders' exchange of the PRIZES and Premium PHONES.

    The PRIZES and Premium PHONES have been accounted for as indexed debt instruments in accordance with Emerging Issues Task Force Issue No. 86-28 (EITF 86-28), Accounting Implications of Indexed Debt Instruments, since the payment obligation at maturity or on exchange of the PRIZES and Premium PHONES is dependent upon the market value of the Sprint PCS common stock. Therefore, as of March 31, 2000, the carrying value of the PRIZES and Premium PHONES increased by $351.2 million and $18.2 million, respectively, reflecting the increase in fair value of the underlying Sprint PCS common stock. This increase is presented as expense related to indexed debentures in Cox's consolidated statement of operations for the three-month period ended March 31, 2000.

     The above description of certain material terms of the PRIZES and Premium PHONES are summaries and not intended to be comprehensive descriptions of these securities. Additional terms of the PRIZES and Premium PHONES can be found in Cox's audited consolidated financial statements for the year ended December 31, 1999, included in the 1999 Annual Report filed on Form 10-K, or a complete description of the PRIZES and Premium PHONES can be found in Cox's prospectus supplement dated November 22, 1999 with respect to the PRIZES and Cox's prospectus supplement dated March 8, 2000 with respect to the Premium PHONES.

Exchangeable Subordinated Discount Debentures Due 2020

     In April 2000, Cox issued $1.6 billion aggregate original principal amount of exchangeable subordinated discount debentures due 2020 (the Discount Debentures) under the July 1999 shelf registration, for aggregate proceeds of approximately $700.0 million, less underwriting commissions of approximately $16.6 million. The Discount Debentures had an aggregate original issue discount of approximately $943.6 million and are unsecured, subordinated obligations, ranking ratably with the PRIZES and Premium PHONES and junior in right of payment to all of Cox's existing and future senior indebtedness.

     Upon issuance, the Discount Debentures had an original principal amount of $1,000 per Discount Debenture. The original principal amount of each Discount Debenture is indexed to 7.5908 shares of Sprint PCS common stock - Series 1 with an initial issue price of $425.89 per Discount Debenture. The last reported sales price for the Sprint PCS common stock - Series 1 on April 13, 2000 was $47.75 per share. The original issue price of each Discount Debenture plus accrued and unpaid original issue discount is referred to as the adjusted principal amount. The original principal amount may be reduced by special cash payments or cash reorganization event distributions, but will never be less than zero.

     Interest on the Discount Debentures is payable semi-annually at a rate of 1% per year on the adjusted principal amount of the Discount Debentures. The accrual of the original issue discount amount and cash interest payments represents an annualized yield to maturity of 5%, computed using an effective interest method.

     Prior to April 19, 2002, the Discount Debentures are exchangeable at the holders' option solely for cash based on the market value of the reference shares underlying each Discount Debenture, plus any accumulated and unpaid distributions. On or after April 19, 2002, the Discount Debentures may be exchanged by the holders for underlying shares, cash, or a combination of both. Accordingly, if the market value of the Sprint PCS common stock - Series 1 increases, Cox may be obligated to pay an additional amount of contingent principal upon the holders' exchange of the Discount Debentures. Alternatively, on April 19, 2005, April 19, 2010 and April 19, 2015, holders may require Cox to repurchase the Discount Debentures at a purchase price equal to the adjusted principal amount plus any accrued and unpaid interest.

     In addition, on or after April 19, 2005, Cox may redeem the Discount Debentures for cash based on the then adjusted principal amount, plus any accumulated and unpaid distributions. At maturity, holders of the Discount Debentures are entitled to receive cash equal to the then adjusted principal amount plus any accumulated and unpaid distributions.

     The Discount Debentures will be accounted for as an indexed debt instrument in accordance with EITF 86-28 since the exchange value of the Discount Debentures is dependent upon the market value of the Sprint PCS common stock. Therefore, the carrying value of the Discount Debentures will be adjusted through earnings in Cox's consolidated statement of operations as the market value of the Sprint PCS common stock increases or decreases such that Cox would be required to pay an amount of contingent principal in excess of the original principal amount of the Discount Debentures. The Discount Debentures are listed on the NYSE under the symbol "COX DC20."

     The above description of certain material terms of the Discount Debentures is a summary and not intended to be a comprehensive description of the security. A complete description of the Discount Debentures can be found in Cox's prospectus supplement dated April 13, 2000.

Interest Rate Swap

     In March 2000, Cox entered into an interest rate swap agreement expiring on August 15, 2004 with a notional principal amount of $375.0 million to convert fixed rates on 7.5% senior debt securities due August 15, 2004 with an aggregate principal amount of $375.0 million to a variable rate. The variable rate is adjusted quarterly based on London Interbank Offered Rates (LIBOR). The notional amount does not quantify risk or represent assets or liabilities of Cox, but is used in the determination of cash settlements under the interest rate swap agreement. Cox is exposed to a credit loss in the event of nonperformance by the counterparty. However, Cox does not anticipate nonperformance by the counterparty, and no material loss would be expected in the event of the counterparty's nonperformance.

     At March 31, 2000, Cox was receiving a fixed interest rate of 7.16% and paying a variable interest rate of 6.139% calculated on the notional amount. The differential paid or received upon settlement of the interest rate swap agreement is recognized as an adjustment to interest expense. Interest expense was reduced by an immaterial amount for the three months ended March 31, 2000 resulting from settlements under this agreement.

Other

     In March 2000, Cox called and redeemed all $525.0 million aggregate principal amount of Floating Rate Notes due August 15, 2000, and repaid $500.0 million borrowed under a floating rate bridge loan.

6.   SHAREHOLDERS' EQUITY

     The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the three months ended March 31, 2000 and 1999:

                                                 THREE MONTHS ENDED MARCH 31, 2000
                                          ----------------------------------------------
                                             INCOME            SHARES          PER-SHARE
                                           (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                          --------------    -------------      ---------
Net income .........................      $1,067,516,000
                                          --------------
Basic EPS ..........................       1,067,516,000      604,204,208      $    1.77
                                                                               =========

Effect of Dilutive Securities:
   Options .........................                  --        3,182,627
   Preferred common stock equivalent                  --        4,208,455
   Forward purchase contracts
   forming a part of the FELINE
   PRIDES ..........................                  --        1,881,066
                                          --------------      -----------

Diluted EPS ........................      $1,067,516,000      613,476,356      $    1.74
                                          ==============      ===========      =========

                                                  THREE MONTHS ENDED MARCH 31, 1999
                                          ------------------------------------------------
                                              INCOME             SHARES         PER-SHARE
                                            (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                          --------------      -------------    -----------
Net income .........................      $  251,179,000
                                          --------------
Basic EPS ..........................         251,179,000      554,896,354      $      0.45
                                                                               ===========

Effect of Dilutive Securities:
   Options .........................                  --        2,893,122
   ESPP ............................                              926,282
   Preferred common stock equivalent                  --        4,122,194
                                          --------------      -----------

Diluted EPS ........................      $  251,179,000      562,837,952      $      0.45
                                          ==============      ===========      ===========

     In April 2000, Cox's Board of Directors authorized the purchase of up to $500.0 million of Cox's outstanding Class A common stock on the open market or through private transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors.

     All historical weighted-average share, per share and historical balance sheet amounts have been restated to reflect Cox's two-for-one stock split which became effective May 21, 1999.

7.   COX-OBLIGATED CAPITAL AND PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

     Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts are comprised of 13 million FELINE PRIDES and 1.3 million trust capital securities with an aggregate principal amount of $650.0 million and 500,000 RHINOS with an aggregate principal amount of $500.0 million.

     The FELINE PRIDES and trust capital securities were issued by Cox Trust II (the trust), a wholly-owned consolidated subsidiary of Cox, in August 1999.
The sole assets of the trust are senior debentures issued by Cox and the obligations of the trust are guaranteed by Cox. The guarantee, when taken together with Cox's other obligations with respect to the FELINE PRIDES, provides a full and unconditional guarantee of the trust's obligations.

     Upon issuance, the FELINE PRIDES consisted of 11.7 million Income PRIDES and 1.3 million Growth PRIDES. Each Income PRIDES consists of a capital security of the trust and a forward purchase contract under which the holder is required to purchase common stock from Cox on August 16, 2002. The capital security forming a part of the Income PRIDES and the stand alone trust capital securities bear interest, in the form of distributions, at an annual rate of 7% payable in cash on a quarterly basis. Each Growth PRIDES consists of a 5% undivided beneficial ownership in a zero-coupon U.S. Treasury security, having a principal amount at maturity equal to $1,000, and a forward purchase contract under which the holder is required to purchase common stock from Cox on August 16, 2002. The forward contract forming a part of the Growth PRIDES entitles the holders to a contract adjustment payment of .25% of $50 per year payable in cash on a quarterly basis.

     The RHINOS were issued by Cox RHINOS trust (the RHINOS trust), a wholly-owned consolidated subsidiary of Cox, in October 1999. The obligations of the RHINOS trust are unconditionally guaranteed by Cox. The RHINOS are long-term auction rate reset preferred securities, representing undivided beneficial interests in the assets of the RHINOS trust, and pay distributions at a floating rate based on LIBOR plus 75 basis points per year payable in cash on a quarterly basis.

     The FELINE PRIDES and the RHINOS are presented as mezzanine equity in Cox's consolidated balance sheet and the distributions paid by the trusts, as well as the contract adjustment payments on the Growth PRIDES described above, are presented as minority interest in Cox's consolidated statement of operations.

     The above description of certain material terms of the FELINE PRIDES and RHINOS are summaries and not intended to be comprehensive descriptions of these securities. Additional terms of the FELINE PRIDES and RHINOS can be found in Cox's audited consolidated financial statements for the year ended December 31, 1999, included in the 1999 Annual Report filed on Form 10-K, or a complete description of the FELINE PRIDES can be found in Cox's prospectus supplement dated August 9, 1999.

8.   TRANSACTIONS WITH AFFILIATED COMPANIES

     Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox. Outstanding amounts due to CEI bear interest at a rate of 6.7% at March 31, 2000.

Included in the amounts due from (to) CEI are the following transactions:

                                                     (THOUSANDS OF DOLLARS)
                                                     ---------------------
        Balance, December 31, 1999..................    $      114,821
        Cash transferred from CEI...................          (186,829)
        Net operating expense reimbursements........            (7,999)
                                                        ---------------

        Balance, March 31, 2000.....................    $      (80,007)
                                                        ===============

9.   COMMITMENTS AND CONTINGENCIES

     Cox is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending, will have a material adverse impact on Cox's consolidated financial position, consolidated results of operations or consolidated cash flows. See "-- Part II -- Other Information -- Item 1. Legal Proceedings."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2000 and 1999.

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

RECENT ACQUISITIONS AND EXCHANGES

     For a complete description of recent acquisitions and exchanges of businesses, see Note 3 in the notes to consolidated financial statements in Item 1 of this report.

RESULTS OF OPERATIONS

     The results of operations discussed below include the effects of the following as of their transaction dates:

         - the March 2000 exchange of AT&T common stock for: cable systems from AT&T serving customers in Tulsa, Oklahoma and Baton Rouge, Louisiana; Peak Cablevision, LLC; and the remaining 20% interest in a partnership in which Cox initially acquired an 80% interest through the TCA merger;
         -        the January 2000 acquisition of cable systems from Multimedia;
         -        the October 1999 acquisition of cable systems from Media
                  General;
         - the October 1999 reorganization of Cox's partnership with Time Warner, under which Cox obtained control of the cable system serving Ft. Walton Beach, Florida;
         -        the August 1999 TCA merger; and
         - the August 1999 exchange of selected cable systems with MediaOne;

These transactions are collectively referred to in the discussion below as the 2000 and 1999 transactions.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

     Total revenues for the three months ended March 31, 2000 were $779.9 million, a 56% increase over revenues of $498.5 million for the three months ended March 31, 1999. Of this increase, 41% relates to increased revenues from the 2000 and 1999 transactions. The remaining 15% increase includes the effects of:

         -        basic and digital customer growth at existing cable systems;
         - rate increases implemented primarily in the fourth quarter of 1999 and first quarter of 2000 resulting from increased programming costs and inflation as well as increased channel availability;
         -        continued growth in local and national advertising sales; and
         - growth in data, commercial telephony and residential telephony product subscriptions;
         - offset by a decrease in pay-per-view revenues due to the lack of national boxing events during 2000.

     Programming costs were $196.0 million for the first quarter of 2000, an increase of 52% over the same period in 1999. Of this increase, 42% relates to the 2000 and 1999 transactions. The remaining 10% increase is due to basic and digital customer growth at existing cable systems and January 2000 programming rate increases and channel additions. Plant operations expenses increased 61% to $62.9 million. Of this increase, 43% relates to the 2000 and 1999 transactions. The remaining 18% increase relates to increased plant maintenance and costs related to significant growth of new services at existing cable systems.

     Marketing costs increased 66% to $44.3 million. Of this increase, 52% relates to the 2000 and 1999 transactions. The remaining 14% increase relates to costs associated with the continued rollout of digital video, high-speed data and telephony services. General and administrative expenses for the three months ended March 31, 2000 increased 54% to $177.3 million due to costs associated with the continued rollout of digital video, high-speed data and telephony services, and incremental and non-recurring integration expenses associated with the 2000 and 1999 transactions.

     Depreciation and amortization increased to $257.8 million from $123.3 million in first quarter 1999 due to the 2000 and 1999 transactions. Interest expense increased to $133.3 million primarily due to an increase in the total debt outstanding as discussed below in "Liquidity and Capital Resources."

     Expense related to indexed debentures of $369.5 million reflects the increased contingent settlement amount of the exchangeable subordinated debentures, referred to as PRIZES and Premium PHONES, which are indexed to the market value of Sprint PCS common stock - Series 1.

     Net gain on investments of $1,769.8 million primarily includes:

         - $667.6 million pre-tax gain on the January and February 2000 sale of 16.1 million shares of Sprint PCS common stock - Series 2;

         - $318.9 million pre-tax gain on the sale of Cox's entire equity interest in Flextech plc in March 2000; and

         - $775.9 million pre-tax gain in connection with the March 2000 exchange with AT&T.

     Minority interest of $21.3 million primarily represents distributions on Cox's obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. Net income for the current quarter was $1,067.5 million as compared to $251.2 million for the first quarter of 1999.


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

     During the three months ended March 31, 2000, Cox had capital expenditures of $378.1 million. These expenditures were primarily directed at upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband services including digital video, high-speed Internet access, telephony, video on demand and Internet to the television. Capital expenditures for 2000 are expected to range between $1.5 billion and $1.7 billion.

     Cash paid for purchases of cable systems of $2.7 billion primarily represents payments in connection with Cox's acquisition of cable systems serving 522,000 customers from Multimedia.

     During the three months ended March 31, 2000, Cox repaid $1,032.5 million of debt, which primarily consisted of:

         - $525.0 million aggregate principal amount of Floating Rate Notes due August 15, 2000; and

         - $500.0 million borrowed under a floating rate bridge loan during January 2000.

     Distributions paid on capital and preferred securities of subsidiary trusts of $21.3 million consists of quarterly interest payments on the FELINE PRIDES and RHINOS.

SOURCES OF CASH

     Cox generated $144.3 million from operating activities during the three months ended March 31, 2000.

     Proceeds from the sale of investments of $1,388.4 million primarily include:

         - $799.1 million from the sale of 16.1 million shares of Sprint PCS common stock - Series 2; and

         - $522.3 million from the sale of Cox's entire investment in Flextech plc.

     Proceeds from exchange of investments of $812.3 million primarily consists of $798.0 million received in connection with the AT&T exchange. Net commercial paper borrowings were $846.0 million.

     Proceeds from issuance of debt during the three months ended March 31, 2000 of $775.0 million consists of the following:

         - the January 2000 issuance of a floating rate bridge loan for aggregate proceeds of $500.0 million; and

         - the March 2000 issuance of $275.0 million aggregate principal amount of exchangeable subordinated debentures due 2030, referred to as Premium PHONES, for proceeds of $269.5 million, net of underwriting commissions.

     For a more detailed description of debt financings in the first quarter and April 2000, see Note 5 to the consolidated financial statements in Item 1 of this report.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The carrying amounts of cash, accounts receivable, other assets, accounts payable, deferred income, fixed rate debt converted to variable rate debt through interest rate swap agreements and amounts due to/from CEI are reasonable estimates of their fair value at March 31, 2000 and December 31, 1999.

    The estimated fair value of debt instruments is based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The commercial paper at March 31, 2000 and the commercial paper and the floating rate notes at December 31, 1999 bear interest at current market rates and, thus, approximate fair value. In addition, the RHINOS at March 31, 2000 and December 31, 1999 bear interest at current market rates and, thus, approximate fair value. Cox is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

    The estimated fair value of Cox's remaining debt instruments at March 31, 2000 was $3,555.6 million compared to a carrying amount of $3,780.1 million. The estimated fair value of the remaining debt instruments at December 31, 1999 was $3,858.3 million compared to a carrying amount of $4,064.1 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would change the estimated fair value of the remaining debt instruments with a carrying amount of $3,780.1 million to $3,747.5 million at March 31, 2000 and $4,064.1 million to $4,065.3 million at December 31, 1999.

    The estimated fair value of the FELINE PRIDES at March 31, 2000 was $826.0 million compared to a carrying amount of $643.6 million. The estimated fair value of the FELINE PRIDES at December 31, 1999 was $884.0 million compared to a carrying amount of $642.3 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the remaining debt instruments with a carrying amount of $643.6 million to $828.0 million at March 31, 2000 and $642.3 million to $886.0 million at December 31, 1999.

    The estimated fair value of the PRIZES at March 31, 2000 was $1,739.0 million compared to a carrying amount of $1,623.4 million. The estimated fair value of the PRIZES at December 31, 1999 was $1,400.0 million compared to a carrying amount of $1,272.2 million. In addition, the effect of a hypothetical percentage point decrease in interest rates would increase the estimated fair value of the PRIZES with a carrying amount of $1,623.4 million to $1,787.0 million at March 31, 2000 and $1,272.2 million to $1,417.0 million at December 31, 1999.

    The estimated fair value of the Premium PHONES at March 31, 2000 was $309.0 million compared to a carrying amount of $293.2 million. In addition, the effect of a hypothetical percentage point decrease in interest rates would increase the estimated fair value of the Premium PHONES with a carrying amount of $293.2 million to $322.0 million at March 31, 2000.

    The fair values of some of Cox's investments are estimated based on quoted market prices for those or similar investments. For cost method investments for which there are no quoted market prices, a reasonable estimate of fair value was not practicable as such estimate could not be made without incurring excessive costs.

    Also in March 2000, Cox entered into an interest rate swap agreement expiring on August 15, 2004 with a notional principal amount of $375.0 million to convert fixed rates on 7.5% senior debt securities due August 15, 2004 with an aggregate principal amount of $375.0 million to a variable rate. The variable rate is adjusted quarterly based on LIBOR. The notional amount does not quantify risk or represent assets or liabilities of Cox, but is used in the determination of cash settlements under the interest rate swap agreement. Cox is exposed to a credit loss in the event of nonperformance by the counterparty. However, Cox does not anticipate nonperformance by the counterparty, and no material loss would be expected in the event of the counterparty's nonperformance.

    At March 31, 2000, Cox was receiving a fixed interest rate of 7.16% and paying a variable interest rate of 6.139% calculated on the notional amount. The differential paid or received upon settlement of the interest rate swap agreement is recognized as an adjustment to interest expense. Interest expense was reduced by an immaterial amount for the three-months ended March 31, 2000 resulting from settlements under this agreement. The fair value of Cox's interest rate swap agreement at March 31, 2000 approximated its carrying value.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California arising out of the manner in which such systems sell premium channel cable services. The suit alleges that Cox's California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a-la-carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. Cox moved to dismiss the suit on dispositive substantive grounds or in the alternative to stay the suit on primary jurisdiction grounds. On February 13, 1998, the Court stayed the suit and referred it on grounds of primary jurisdiction to the FCC for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. On October 1, 1998, the plaintiffs filed a Petition with the FCC which alleged that the Cox California Systems violated the "buy-through" prohibition of the FCC's rules. Under the "buy-through" prohibition, cable systems may not require subscribers to purchase intermediate tiers of cable service as a prerequisite to receiving per-channel and per-program cable service unless such systems can demonstrate that they are not technically capable of complying with the buy-through requirement. In July 1999, the FCC dismissed the Petition. The FCC concluded that Cox's San Diego system is complying with the buy-through rule and that the named plaintiffs lack standing to raise this issue with regard to Cox's other California systems. The suit is now proceeding in state court. The court granted Cox and the plaintiffs an extension of time during which the parties may explore the possibility of a resolution to the suit. If no resolution is reached, the plaintiffs may file an amended complaint and Cox may renew its motion to dismiss the suit based on the grounds raised in its earlier motion and the additional grounds of the FCC's dismissal of the Petition and the plaintiffs' lack of standing to pursue claims against Cox's other California systems. The outcome of this matter cannot be predicted at this time.

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



     (b) Reports on Form 8-K filed during the quarter ended March 31, 2000:

         None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               COX COMMUNICATIONS, INC.



Date:  May 12, 2000             /s/ Jimmy W. Hayes
                               ------------------------------------------------
                               Jimmy W. Hayes
                               Executive Vice President,
                               Finance and Administration
                               Chief Financial Officer
                               (principal financial officer)