Form 10-Q
period 2000-06-30
COX COMMUNICATIONS INC /DE/
filed 2000-08-10
CIK 25305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 ---------------

         There were 573,845,482 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of August 7, 2000.

                            COX COMMUNICATIONS, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                                           PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS....................................................      2

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS..........................................................    16

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................    20


                                             PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................    22

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................    22

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.......................................................   23

SIGNATURES...............................................................................................   25

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                            COX COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30        DECEMBER 31
                                                                                  2000              1999
                                                                               ------------     ------------
                                                                                        (UNAUDITED)
                                                                                  (THOUSANDS OF DOLLARS)

ASSETS
Cash ......................................................................    $     81,464     $     33,313
Accounts and notes receivable, less allowance for doubtful
  accounts of $19,992 and $14,783 .........................................         324,971          260,518
Net plant and equipment ...................................................       5,247,998        4,038,236
Investments ...............................................................       8,090,192       11,769,610
Intangible assets .........................................................      13,902,601       10,174,034
Amounts due from Cox Enterprises, Inc. (CEI) ..............................              --          114,821
Other assets ..............................................................         304,529          223,965
                                                                               ------------     ------------

     Total assets .........................................................    $ 27,951,755     $ 26,614,497
                                                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses .....................................    $    619,233     $    477,134
Deferred income taxes .....................................................       5,993,362        6,670,521
Other liabilities .........................................................         263,756          209,211
Debt ......................................................................       8,081,578        6,375,795
Amounts due to CEI ........................................................           5,501               --
                                                                               ------------     ------------
     Total liabilities ....................................................      14,963,430       13,732,661
                                                                               ------------     ------------

Commitments and contingencies (Note 9)

Minority interest in equity of consolidated subsidiaries ..................         127,082          195,616
Cox-obligated capital and preferred securities of subsidiary trusts .......       1,152,158        1,150,636

Shareholders' equity
  Series A preferred stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares authorized; shares
     issued and outstanding: 4,836,372 ....................................           4,836            4,836
  Class A common stock, $1 par value; 671,000,000 shares
     authorized; shares issued: 577,342,269 and 576,168,914; shares
     outstanding: 574,631,169 and 576,168,914 .............................         577,342          576,169
  Class C common stock, $1 par value; 62,000,000 shares
     authorized; shares issued and outstanding: 27,597,792 ................          27,598           27,598
  Additional paid-in capital ..............................................       3,859,268        3,835,639
  Retained earnings .......................................................       3,390,950        2,232,205
  Accumulated other comprehensive income ..................................       3,959,219        4,859,137
  Class A common stock in treasury, at cost: 2,711,100 shares .............        (110,128)              --
                                                                               ------------     ------------
     Total shareholders' equity ...........................................      11,709,085       11,535,584
                                                                               ------------     ------------

     Total liabilities and shareholders' equity ...........................    $ 27,951,755     $ 26,614,497
                                                                               ============     ============


                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS                   SIX MONTHS
                                                                          ENDED JUNE 30                 ENDED JUNE 30
                                                               ------------------------------    ------------------------------
                                                                    2000            1999             2000            1999
                                                               -------------    -------------    -------------    -------------
                                                                                             (UNAUDITED)
                                                                           (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


REVENUES ...................................................   $     878,972    $     509,879    $   1,658,823    $   1,008,425
COSTS AND EXPENSES
   Programming costs .......................................         217,624          122,330          413,216          251,091
   Plant operations ........................................          62,250           36,188          125,133           75,321
   Marketing ...............................................          56,441           30,895          100,754           57,525
   General and administrative ..............................         205,634          124,610          382,948          240,102
   Depreciation ............................................         211,415          133,333          390,230          229,979
   Amortization ............................................          92,465           25,984          171,418           52,638
                                                               -------------    -------------    -------------    -------------
OPERATING INCOME ...........................................          33,143           36,539           75,124          101,769
Interest expense ...........................................        (131,453)         (68,708)        (264,705)        (122,672)
Income (expense) related to indexed debentures .............         119,611               --         (249,887)              --
Equity in net income (losses) of affiliated companies ......             605          (29,588)          (5,888)         (76,041)
Gain on investments, net ...................................         173,725          908,504        1,943,564        1,327,956
Dividend income ............................................             415           11,073           11,903           22,146
Other, net .................................................            (643)             135             (450)              33
                                                               -------------    -------------    -------------    -------------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST .................................         195,403          857,955        1,509,661        1,253,191
Income tax expense .........................................          87,703          352,122          313,107          496,179
                                                               -------------    -------------    -------------    -------------

INCOME BEFORE MINORITY INTEREST ............................         107,700          505,833        1,196,554          757,012
Minority interest, net of tax ..............................         (16,471)              --          (37,809)              --
                                                               -------------    -------------    -------------    -------------
NET INCOME .................................................   $      91,229    $     505,833    $   1,158,745    $     757,012
                                                               =============    =============    =============    =============


PER SHARE DATA
  Basic net income per share ...............................   $        0.15    $        0.91    $        1.92    $        1.36
  Diluted net income per share .............................            0.15             0.90             1.89             1.34
  Basic weighted-average shares outstanding ................     603,318,667      555,102,807      603,767,496      555,000,151
  Diluted weighted-average shares outstanding ..............     611,453,833      564,223,150      612,934,723      564,070,955


                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                                    ACCUMULATED
                                                    SERIES A         COMMON STOCK        ADDITIONAL                    OTHER
                                                    PREFERRED   ----------------------    PAID-IN       RETAINED   COMPREHENSIVE
                                                      STOCK      CLASS A     CLASS C      CAPITAL       EARNINGS       INCOME
                                                    ----------  ----------  ----------  ------------  ------------  ------------
                                                                                    (UNAUDITED)
                                                                             (THOUSANDS OF DOLLARS)

BALANCE AT DECEMBER 31, 1999 .....................  $    4,836  $  576,169  $   27,598  $  3,835,639  $  2,232,205  $  4,859,137
Net income .......................................                                                       1,158,745

Issuance of stock related to
   stock compensation plans (including tax
   benefit on stock options exercised) ...........                   1,173                    19,824
Purchase of 2,711,100 shares of Class A
   common stock for treasury, at cost ............

Proceeds from issuance of put options ............                                             3,805
Change in net accumulated unrealized gain
   on securities .................................

Other comprehensive loss .........................                                                                      (899,918)

Comprehensive income .............................
                                                    ----------  ----------  ----------  ------------  ------------  ------------
BALANCE AT JUNE 30, 2000 .........................  $    4,836  $  577,342  $   27,598  $  3,859,268  $  3,390,950  $  3,959,219
                                                    ==========  ==========  ==========  ============  ============  ============


                                                      CLASS A
                                                       COMMON
                                                      STOCK IN
                                                      TREASURY,                   COMPREHENSIVE
                                                       AT COST        TOTAL          INCOME
                                                     ------------   ------------  -------------



BALANCE AT DECEMBER 31, 1999 .....................   $         --   $ 11,535,584
Net income........................................                     1,158,745   $  1,158,745

Issuance of stock related to
   stock compensation plans (including tax
   benefit on stock options exercised) ...........                        20,997
Purchase of 2,711,100 shares of Class A
   common stock for treasury, at cost ............       (110,128)      (110,128)
Proceeds from issuance of put options ............                         3,805
Change in net accumulated unrealized gain
   on securities .................................                                     (899,918)
                                                                                   ------------

Other comprehensive loss .........................                      (899,918)      (899,918)
                                                                                   ------------
Comprehensive income .............................                                 $    258,827
                                                     ------------   ------------   ============
BALANCE AT JUNE 30, 2000 .........................   $   (110,128)  $ 11,709,085
                                                     ============   ============



                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS
                                                                                       ENDED JUNE 30
                                                                               -----------------------------
                                                                                   2000           1999
                                                                               ------------     ------------
                                                                                        (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................    $  1,158,745     $    757,012
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities, net of effects of acquisitions:
  Depreciation ............................................................         390,230          229,979
  Amortization ............................................................         171,418           52,638
  Expense related to indexed debentures ...................................         249,887               --
  Equity in net losses of affiliated companies ............................           5,888           76,041
  Deferred income taxes ...................................................        (114,279)         344,098
  Gain on investments, net ................................................      (1,943,564)      (1,327,956)
  Minority interest, net of dividends paid ................................          34,509               --
Increase in accounts and notes receivable .................................         (46,447)         (20,032)
(Increase) decrease in prepaid expenses ...................................         (50,162)           4,402
Increase in accounts payable and accrued expenses .........................          60,738           14,677
Increase (decrease) in other liabilities ..................................          51,673          (15,235)
Increase (decrease) in taxes payable ......................................         (38,289)          76,384
Other, net ................................................................         (15,471)           1,722
                                                                               ------------     ------------
       Net cash provided by (used in) operating activities ................         (85,124)         193,730
                                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ......................................................        (914,384)        (501,511)
Investments in affiliated companies .......................................         (28,378)         (22,980)
Proceeds from the sale of investments .....................................       1,531,054          742,611
Proceeds from the exchange of investments .................................         812,291               --
Payments for purchases of cable systems ...................................      (2,730,148)              --
Decrease in amounts due from CEI ..........................................         114,821               --
Other, net ................................................................          (3,834)           5,029
                                                                               ------------     ------------
       Net cash provided by (used in) investing activities ................      (1,218,578)         223,149
                                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit repayments, net ..........................................              --         (350,000)
Commercial paper borrowings, net ..........................................       1,355,180          180,977
Proceeds from issuance of debt ............................................       1,568,086               --
Repayment of debt .........................................................      (1,484,620)        (184,740)
Payment of debt issuance costs ............................................         (21,921)              --
Proceeds from exercise of stock options ...................................          16,130            6,744
Increase (decrease) in amounts due to CEI .................................           5,501          (59,920)
Increase (decrease) in book overdrafts ....................................          60,985          (17,187)
Repurchase of Class A common stock ........................................        (110,128)              --
Distributions paid on capital and preferred securities of
     subsidiary trusts ....................................................         (41,165)              --
Other, net ................................................................           3,805               --
                                                                               ------------     ------------
       Net cash provided by (used in) financing activities ................       1,351,853         (424,126)
                                                                               ------------     ------------

Net increase (decrease) in cash ...........................................          48,151           (7,247)
Cash at beginning of period ...............................................          33,313           30,604
                                                                               ------------     ------------
Cash at end of period .....................................................    $     81,464     $     23,357
                                                                               ============     ============

                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                        SIX MONTHS
                                                       ENDED JUNE 30
                                                 ------------------------
                                                    2000           1999
                                                 ----------    ----------
                                                       (UNAUDITED)
                                                  (THOUSANDS OF DOLLARS)

SIGNIFICANT NONCASH TRANSACTIONS
     AT&T cable system exchange .............    $2,658,233    $       --
     Cox PCS stock exchange .................            --       794,546

ADDITIONAL CASH FLOW INFORMATION
     Cash paid for interest .................    $  275,741    $  125,885
     Cash paid for income taxes .............       465,152        75,697


                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2000

1.       BASIS OF PRESENTATION AND OTHER INFORMATION

         The accompanying unaudited consolidated financial statements of Cox Communications, Inc. (Cox), a 67.5% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox's Annual Report on Form 10-K for the year ended December 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000 or any other interim period.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments

         Investments in publicly traded entities are classified as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at their fair value, with unrealized gains and losses resulting from changes in fair value between measurement dates recorded as a component of accumulated other comprehensive income. The historical cost of investments in publicly traded entities sold are determined using the first in, first out method. Cox recognizes realized losses for a decline in the market value of investments considered to be other than temporary. Investments in privately held entities are stated at cost, adjusted for any known diminution in value determined to be other than temporary in nature.

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

         In 1999, Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, was issued. The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective for the fourth quarter of fiscal years beginning after December 15, 1999. Management is in the process of assessing the impact of SAB No. 101 on the consolidated financial statements.

         Reclassifications

         Certain amounts in the 1999 quarterly consolidated financial statements have been reclassified for comparative purposes.

3.       ACQUISITIONS AND EXCHANGES OF BUSINESSES

         In January 2000, Cox completed its acquisition of cable systems serving 522,000 customers in Kansas, Oklahoma and North Carolina from Multimedia Cablevision, Inc. (Multimedia), a subsidiary of Gannett Co., Inc., in a cash transaction valued at $2.7 billion, and has accounted for this acquisition as a purchase in accordance with Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations.

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

         The following summarized unaudited pro forma consolidated financial information for the six months ended June 30, 2000 and 1999 assumes the acquisitions of cable systems from Multimedia and AT&T occurred on January 1 of each year. In addition, the following summarized unaudited pro forma consolidated financial information for the six months ended June 30, 1999 assumes the TCA merger, which was completed in August 1999, and the acquisition of cable systems from Media General, Inc., which was completed in October 1999, occurred on January 1, 1999.

         The purchase price of each of the above acquisitions was allocated to the assets purchased and liabilities assumed based on their estimated fair market value at the date of acquisition. The purchase price allocations are expected to be finalized upon receipt of independent appraisals of the tangible and intangible assets acquired. No material adjustments to the initial purchase price allocations are expected. The excess of purchase price over the fair value of net assets acquired has been recorded as franchise and license acquisition costs and is being amortized on a straight-line basis over 40 years.

                                                                    PRO FORMA
                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                          --------------------------------
                                                              2000               1999
                                                          ------------        ------------
                                                     (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                                                     (UNAUDITED)
Revenues .........................................        $  1,725,231        $  1,530,993
Operating income .................................              76,312             100,436
Net income .......................................             386,840             674,312
Earnings per share
   Basic net income per share ....................        $       0.64        $       1.12
   Diluted net income per share ..................                0.63                1.10

4.       INVESTMENTS

                                                            JUNE 30           DECEMBER 31
                                                              2000                1999
                                                          ------------        ------------
                                                               (THOUSANDS OF DOLLARS)

Equity method investments ........................        $     71,158        $     77,945
Fair value method investments ....................           8,000,840          11,685,786
Cost method investments ..........................              18,194               5,879
                                                          ------------        ------------

Total investments ................................        $  8,090,192        $ 11,769,610
                                                          ============        ============

FAIR VALUE METHOD INVESTMENTS

         The aggregate cost of fair value method investments in unrestricted publicly traded entities at June 30, 2000 and December 31, 1999 was $1,563.1 million and $3,784.8 million, respectively. Gross unrealized gains and losses on fair value method investments were $6,458.1 million and $20.4 million, respectively, at June 30, 2000 and were $7,899.9 million and zero, respectively, at December 31, 1999.

         Sprint PCS. At June 30, 2000, Cox's investment in Sprint PCS was comprised of 113.5 million shares of Sprint PCS common stock - Series 2, and warrants and convertible preferred stock which are exercisable or convertible into 10.3 million shares of Sprint PCS common stock - Series 2. Cox's investment in Sprint PCS had an aggregate fair value of $7.3 billion at June 30, 2000. Unrealized gains of $3.6 billion, net of deferred income taxes, have been reported in Cox's consolidated balance sheet at June 30, 2000 as a component of accumulated other comprehensive income.

         Generally, Sprint PCS common stock - Series 2 automatically converts into Sprint PCS common stock - Series 1 (the series which is traded on the New York Stock Exchange) when it is transferred to any third party other than certain cable television companies.

         In January and February 2000, Cox sold a total of 16.1 million shares of its Sprint PCS common stock Series 2 and recognized a pre-tax gain of $667.6 million. In June 2000, Cox sold 3.2 million shares of its Sprint PCS common stock - Series 2 and recognized a pre-tax gain of $173.2 million. In July 2000, Cox sold 4.6 million shares of its Sprint PCS common stock - Series 2 and expects to recognize a gain in the third quarter of 2000.

         Flextech plc. In March 2000, Cox sold its entire equity interest in Flextech plc, a publicly held satellite television programming company based in the United Kingdom, for proceeds of $522.3 million and recognized a pre-tax gain of $318.9 million.

         AT&T Corp. In March 2000, Cox and AT&T completed the exchange of Cox's
50.3 million shares of AT&T common stock for certain cable systems; see Note 3.

         Excite@Home. In March 2000, Excite@Home and its principal cable partners, including Cox, entered into an agreement pursuant to which Cox agreed to extend its distribution of certain Excite@Home services through June 2006, subject to its right to terminate its current distribution arrangements at any time on or after June 4, 2004. In addition, Cox agreed to relinquish its veto rights and representation on the Excite@Home board. Pursuant to this agreement, Cox will receive warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems pass. These warrants will vest in installments every six months beginning in June 2001, and will be fully vested in June 2006, subject to certain adjustment and forfeiture provisions. Also as part of this agreement, AT&T has agreed to give Cox the right to sell its shares in Excite@Home to AT&T with a maximum value not to exceed approximately

$1.4 billion for a price equal to the higher of $48 per share or the 30-day average trading price of Excite@Home Series A common stock at any time between January 1, 2001 and June 4, 2002. The charter amendments required by this agreement were approved by Excite@Home shareholders in June 2000; however, closing of this transaction, including filing the charter amendments and resignation of any directors, has been suspended pending the outcome of certain litigation. For a description of certain litigation in respect of Cox's investment in Excite@Home, see Note 9, "Commitments and Contingencies." Unrealized gains of $366.9 million, net of deferred income taxes, have been reported in Cox's consolidated balance sheet at June 30, 2000 as a component of accumulated other comprehensive income.

5.       DEBT

                                                            JUNE 30            DECEMBER 31
                                                             2000                 1999
                                                          ------------        ------------
                                                              (THOUSANDS OF DOLLARS)

Revolving credit facilities ......................        $         --        $         --
Commercial paper .................................           1,861,728             514,516
Medium-term notes ................................             451,273             445,014
Reset put securities .............................             248,230             248,203
Notes and debentures .............................           2,856,138           3,804,698
Indexed debentures ...............................           2,585,936           1,272,188
Capitalized lease obligations ....................              78,273              91,176
                                                          ------------        ------------

Total debt .......................................        $  8,081,578        $  6,375,795
                                                          ============        ============


Revolving Credit Facilities

         In May 2000, Cox amended its 364-day credit agreement and its 5-year credit agreement to exclude expense related to Cox's indexed debentures, as well as any contingent principal recorded with respect to these debentures, from the calculation of certain financial covenant ratios as long as Cox is the beneficial owner of certain shares of Sprint PCS common stock - Series 2.

Indexed Debentures

         Indexed debentures at June 30, 2000 are comprised of $1.3 billion aggregate original principal amount of exchangeable subordinated debentures, referred to as PRIZES, which were issued in November 1999 and are due November 2029; $275.0 million aggregate original principal amount of exchangeable subordinated debentures, referred to as Premium PHONES, which were issued in March 2000 and are due March 2030; and $1.8 billion aggregate original principal amount of exchangeable subordinated discount debentures, referred to as Discount Debentures, which were issued in April 2000 and are due April 2020. The Discount Debentures had an aggregate original issue discount of $1,055.1 million.

         The PRIZES, Premium PHONES and Discount Debentures are unsecured, subordinated obligations, ranking junior in right of payment to all of Cox's existing and future senior indebtedness. The PRIZES pay interest at a rate of 7.75% per year through November 15, 2002, and thereafter at a rate of 2.0% per year. The Premium PHONES pay interest at a rate of 3% per year and the Discount Debentures pay interest at a rate of 1% per year. The accretion of the original issue discount on the Discount Debentures plus the 1% interest payments result in an annualized yield to maturity of 5%, computed using an effective interest method.

         The original principal amount of the PRIZES, Premium PHONES and Discount Debentures are indexed to the trading price of Sprint PCS common stock
- Series 1. Accordingly, if the market value of the Sprint PCS common stock - Series 1 increases, Cox may be obligated to pay an additional amount of contingent principal at maturity or upon the holders' exchange of the PRIZES, Premium PHONES and Discount Debentures. With respect to the Discount Debentures, the holders may also require Cox to repurchase these securities on certain dates prior to maturity at a purchase price equal to the adjusted principal amount plus any accrued and unpaid interest.

         The PRIZES, Premium PHONES and Discount Debentures have been accounted for as indexed debt instruments in accordance with Emerging Issues Task Force Issue No. 86-28, Accounting Implications of Indexed Debt Instruments, since the payment obligation at maturity or on exchange of the PRIZES, Premium PHONES and Discount Debentures is dependent upon the market value of the Sprint PCS common stock - Series 1.

         The carrying value of the PRIZES decreased by $148.7 million and increased by $202.5 million during the three and six months ended June 30, 2000, respectively. The carrying value of the Premium PHONES decreased by $18.2 million and zero during the three and six months ended June 30, 2000, respectively. The carrying value of the Discount Debentures increased by $47.3 million during the three and six months ended June 30, 2000. These changes are presented as (income) expense related to indexed debentures in Cox's consolidated statement of operations for the three and six month periods ended June 30, 2000.

         The above description of certain material terms of the PRIZES, Premium PHONES and Discount Debentures are summaries and not intended to be comprehensive descriptions of these securities. Additional terms of the PRIZES, Premium PHONES can be found in Cox's audited consolidated financial statements as of and for the year ended December 31, 1999, included in the 1999 Annual Report filed on Form 10-K. Alternatively, a complete description of the material terms of each series of indexed debentures can be found in Cox's prospectus supplement dated November 22, 1999 with respect to the PRIZES, Cox's prospectus supplement dated March 8, 2000 with respect to the Premium PHONES and Cox's prospectus supplement dated April 13, 2000 with respect to the Discount Debentures.

Interest Rate Swaps

         In March 2000, Cox entered into an interest rate swap agreement expiring on August 15, 2004 with a notional principal amount of $375.0 million to convert the 7.5% fixed rate on certain senior debt securities due August 15, 2004 with an aggregate principal amount of $375.0 million to a variable rate. Additionally, in May 2000, Cox entered into an interest rate swap agreement expiring on June 15, 2005 with a notional principal amount of $375.0 million to convert the 6.875% fixed rate on certain senior debt securities due June 15, 2005 with an aggregate principal amount of $375.0 million to a variable rate. The variable rates with respect to these interest rate swaps are adjusted quarterly based on London Interbank Offered Rates. The notional amounts with respect to both interest rate swaps do not quantify risk or represent assets or liabilities of Cox, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties. However, Cox does not anticipate nonperformance by the counterparties, and no material loss would be expected in the event of the counterparties' nonperformance.

         At June 30, 2000, Cox was receiving a fixed interest rate of 7.16% for the $375.0 million notional amount on the senior debt securities due August 15, 2004 and paying a weighted-average variable interest rate of 6.433%, and was receiving a fixed interest rate of 6.875% for the $375.0 million notional amount on the senior debt securities due June 15, 2005 and paying a variable interest rate of 5.783%. As a result of the settlements under these agreements, interest expense was reduced by $1.3 million for the three and six months ended June 30, 2000.

Other

         In March 2000, Cox called and redeemed all $525.0 million aggregate principal amount of its Floating Rate Notes due August 15, 2000, and repaid $500.0 million borrowed under a floating rate bridge loan.

         In June 2000, Cox repaid $425.0 million of its 6.375% notes upon their maturity.

6.       SHAREHOLDERS' EQUITY

         The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the three and six months ended June 30, 2000 and 1999:

                                                               THREE MONTHS ENDED JUNE 30, 2000
                                                     ----------------------------------------------------
                                                       INCOME               SHARES            PER-SHARE
                                                     (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                     ------------        -------------        -----------

Net income ..................................        $ 91,229,000
                                                     ------------
Basic EPS ...................................          91,229,000         603,318,667         $      0.15
                                                                                              ===========
Effect of dilutive securities:
   Options ..................................                  --           2,693,392
   Employee stock purchase plan .............                  --             108,672
   Preferred common stock equivalent ........                  --           4,521,731
   Forward purchase contracts
        forming a part of the FELINE
        PRIDES ..............................                  --             811,371
                                                     ------------        ------------

Diluted EPS .................................        $ 91,229,000         611,453,833         $      0.15
                                                     ============        ============         ===========


                                                               THREE MONTHS ENDED JUNE 30, 1999
                                                     -------------------------------------------------
                                                       INCOME               SHARES           PER-SHARE
                                                     (NUMERATOR)         (DENOMINATOR)         AMOUNT
                                                     ------------        -------------       ---------

Net income ..................................        $505,833,000
                                                     ------------
Basic EPS ...................................         505,833,000         555,102,807        $    0.91
                                                                                             =========

Effect of dilutive securities:
   Options ..................................                  --           2,931,863
   Employee stock purchase plan .............                                 965,485
   Preferred common stock equivalent ........                  --           5,222,995
                                                     ------------        ------------

Diluted EPS .................................        $505,833,000         564,223,150        $    0.90
                                                     ============        ============        =========


                                                               SIX MONTHS ENDED JUNE 30, 2000
                                                     -------------------------------------------------
                                                       INCOME               SHARES           PER-SHARE
                                                     (NUMERATOR)         (DENOMINATOR)         AMOUNT
                                                     ------------        ------------        ---------


Net income ..................................        $1,158,745,000
                                                     --------------
Basic EPS ...................................         1,158,745,000         603,767,496        $  1.92
                                                                                               =======

Effect of dilutive securities:
   Options ..................................                    --           2,870,357
   Employee stock purchase plan .............                    --             137,027
   Preferred common stock equivalent ........                    --           4,521,731
   Forward purchase contracts
     forming a part of the FELINE
     PRIDES .................................                    --           1,482,249

   RHINOS ...................................                    --             155,863
                                                     --------------        ------------

Diluted EPS .................................        $1,158,745,000         612,934,723        $  1.89
                                                     ==============        ============        =======


                                                               SIX MONTHS ENDED JUNE 30, 1999
                                                     -------------------------------------------------
                                                       INCOME               SHARES           PER-SHARE
                                                     (NUMERATOR)         (DENOMINATOR)         AMOUNT
                                                     ------------        -------------       ---------


Net income ..................................        $757,012,000
                                                     ------------
Basic EPS ...................................         757,012,000         555,000,151        $    1.36
                                                                                             =========
Effect of dilutive securities:
   Options ..................................                  --           2,884,717
   Employee stock purchase plan .............                  --             963,092
   Preferred common stock equivalent ........                  --           5,222,995
                                                     ------------        ------------

Diluted EPS .................................        $757,012,000         564,070,955        $    1.34
                                                     ============        ============        =========


Stock Repurchase Program

         In the second quarter of 2000, Cox began acquiring shares of its Class A common stock in connection with a stock repurchase program announced in April 2000. This program authorizes Cox to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions. Cox purchased 2.7 million shares of its Class A common stock during the second quarter of 2000 at an aggregate cost of $110.1 million.

         As part of the stock repurchase program, Cox issued put options on 1.1 million shares of its Class A common stock during the three months ended June 30, 2000 and received an aggregate premium of $3.8 million. The put options give the holder the right to require Cox to repurchase such shares at specified prices on specified dates. The put options issued during the second quarter expired in August, and Cox issued new put options on 1.3 million of its Class A common shares for net proceeds of $2.5 million.

         Diluted earnings per share for the three months ended June 30, 2000 excludes the effect of common stock that may be issued upon redemption of the RHINOS because such effect would be antidilutive. Diluted earnings per share for the three and six months ended June 30, 2000 also excludes the effect of common stock that may be issued upon exercise of the put options because such effect would be antidilutive.

7.       COX-OBLIGATED CAPITAL AND PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

         Cox-obligated capital and preferred securities of subsidiary trusts are comprised of 13 million FELINE PRIDES and 1.3 million trust capital securities with an aggregate principal amount of $650.0 million and 500,000 RHINOS with an aggregate principal amount of $500.0 million.

         The FELINE PRIDES and trust capital securities were issued by Cox Trust II, a wholly-owned consolidated subsidiary of Cox, in August 1999. The sole assets of Cox Trust II are senior debentures issued by Cox and the obligations of the trust are guaranteed by Cox. The guarantee, when taken together with Cox's other obligations with respect to the FELINE PRIDES, provides a full and unconditional guarantee of the trust's obligations.

         Upon issuance, the FELINE PRIDES consisted of 11.7 million Income PRIDES and 1.3 million Growth PRIDES. Each Income PRIDES consists of a capital security of the trust and a forward purchase contract under which the holder is required to purchase common stock from Cox on August 16, 2002. The capital security forming a part of the Income PRIDES and the stand alone trust capital securities bear interest, in the form of distributions, at an annual rate of 7% per $50 payable in cash on a quarterly basis. Each Growth PRIDES consists of a 5% undivided beneficial ownership in a zero-coupon U.S. Treasury security, having a principal amount at maturity equal to $1,000, and a forward purchase contract under which the holder is required to purchase common stock from Cox on August 16, 2002. The forward contract forming a part of the Growth PRIDES entitles the holders to a contract adjustment payment of .25% of $50 per year payable in cash on a quarterly basis.

         The RHINOS were issued by Cox RHINOS Trust, a wholly-owned consolidated subsidiary of Cox, in October 1999. The obligations of the RHINOS trust are unconditionally guaranteed by Cox. The RHINOS are long-term auction rate reset preferred securities, representing undivided beneficial interests in the assets of the RHINOS trust, and pay distributions at a floating rate based on the London Interbank Offered Rates plus 75 basis points per year payable in cash on a quarterly basis.

         The FELINE PRIDES and the RHINOS are presented as mezzanine equity in Cox's consolidated balance sheet and the distributions paid by the trusts, as well as the contract adjustment payments on the Growth PRIDES described above, are presented as minority interest in Cox's consolidated statement of operations.

         The above description of certain material terms of the FELINE PRIDES and RHINOS are summaries and not intended to be comprehensive descriptions of these securities. Additional terms of the FELINE PRIDES and RHINOS can be found in Cox's audited consolidated financial statements for the year ended December 31, 1999, included in the 1999 Annual Report filed on Form 10-K, and a complete description of the FELINE PRIDES can be found in Cox's prospectus supplement dated August 9, 1999.

8.       TRANSACTIONS WITH AFFILIATED COMPANIES

         Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox. Outstanding amounts due to CEI bear interest at a rate at fifty basis points above CEI's current commercial paper borrowing rate. This rate was 7.45% at June 30, 2000.

Included in the amounts due from (to) CEI are the following transactions:

                                                          (THOUSANDS
                                                          OF DOLLARS)
                                                          ----------
Intercompany due from CEI, December 31, 1999 .....        $ 114,821
Cash transferred from CEI ........................          (69,554)
Net operating expense reimbursements .............          (50,768)
                                                          ---------

Intercompany due to CEI, June 30, 2000 ...........        $  (5,501)
                                                          =========


9.       COMMITMENTS AND CONTINGENCIES

         On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California arising out of the manner in which such systems sell premium channel cable services. The suit alleges that Cox's California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a-la-carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. Cox moved to dismiss the suit on dispositive substantive grounds or in the alternative to stay the suit on primary jurisdiction grounds. On February 13, 1998, the Court stayed the suit and referred it on grounds of primary jurisdiction to the FCC for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. On October 1, 1998, the plaintiffs filed a Petition with the FCC which alleged that the Cox California Systems violated the "buy-through" prohibition of the FCC's rules. Under the "buy-through" prohibition, cable systems may not require subscribers to purchase intermediate tiers of cable service as a prerequisite to receiving per-channel and per-program cable service unless such systems can demonstrate that they are not technically capable of complying with the buy-through requirement. In July 1999, the FCC dismissed the Petition. The FCC concluded that Cox's San Diego system is complying with the buy-through rule and that the named plaintiffs lack standing to raise this issue with regard to Cox's other California systems. The suit is now proceeding in state court. The court granted Cox and the plaintiffs an extension of time during which the parties may explore the possibility of a resolution to the suit. The parties have reached a tentative settlement of this matter.

         Cox and certain subsidiaries are defendants in four putative subscriber class action suits in state courts in Louisiana, Indiana, Texas and Nevada initiated between October 17, 1997 and December 17, 1998. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under certain claimed causes of action under various bodies of state law. These actions are in various stages of defense. Settlement in Indiana is pending preliminary court approval. Settlement in Nevada is pending final court approval. The remaining actions are being defended vigorously. The outcome of these matters cannot be predicted at this time. Three additional suits that have been pending in Arizona and Florida have been settled; one additional suit that had been pending in Nebraska was dismissed.

         On November 10, 1999, Fred and Roberta Lipschutz, Arthur Simon and John Galley III, on behalf of themselves and all persons similarly situated, filed a putative class action suit against Cox and thirteen other defendants in the United States District Court for the Central District of California. The action alleges that a putative class defined as all persons who since November 10, 1995, have purchased broadband Internet data transmission services from a "cable company defendant" has been injured because alleged agreements among the "cable company defendants" and/or the "cable company defendants" and defendants @Home Corporation and RoadRunner have required the putative class to purchase both Internet data transmission services and interface/content services from @Home or RoadRunner. The complaint asserts claims under Section 1 of the Sherman Antitrust Act, the California Cartwright Act, and California unfair competition law and seeks injunctive relief and compensatory and treble damages. An amended complaint adding additional named plaintiffs was filed on December 30, 1999 and Cox filed its answer to the amended complaint on January 19, 2000. Discovery is pending. Cox intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

         Cox's subsidiary Cox California Telcom, L.L.C. is a defendant in three putative class action lawsuits that were filed in state and federal courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code 17-200 and violation of California Public Utilities Code 2891-2891.1. The suits seek damages and injunctive relief. CoxTelcom, along with PacBell, has commenced reclaiming tainted PacBell White Pages and reprinting and redistributing of corrected books. Plaintiffs in one case have filed a motion to certify the class, which is scheduled to be heard October 6, 2000. Cox intends to defend this action vigorously, though the outcome cannot be predicted at this time.

         Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo. Plaintiffs, on behalf of themselves and all other shareholders of Excite@Home Corporation as of March 28, 2000, except for the defendants, seek to enjoin the consummation of a March 28 letter agreement among Excite@Home's principal cable partners, including Cox Communications, Inc. Cox and David Woodrow, Cox's Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow serves as Cox's representative on the Excite@Home board of directors. For a more detailed description of the letter agreement, refer to Note 4 to Cox's unaudited consolidated financial statements in Item 1 of this report. The plaintiffs, who also seek unspecified compensatory damages, assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. Pursuant to an agreement with the plaintiffs, the defendants have yet to answer or otherwise respond to the complaint. Cox intends vigorously to defend this matter.

         On June 19, 2000, Cablevision Systems Corporation, CSC Holdings, Inc. and CSC At Home Holding Corporation filed suit against Cox Communications, Inc., Cox Enterprises, Inc. and Cox@Home, among others, in the Court of Chancery of the State of Delaware in and for New Castle County. Cablevision alleges that Cox and the other defendants breached a provision of Excite@Home's Amended and Restated Stockholders' Agreement dated July 16, 1997, to which Cablevision became a party in October 1997. Cablevision, among other forms of injunctive relief, seeks to enjoin the defendants from taking any actions pursuant to or in furtherance of the letter agreement discussed above and described in Note 4 to Cox's unaudited consolidated financial statements in Item 1 of this report. Discovery has commenced and a two week trial of this matter has been scheduled for September 11, 2000. Cox intends vigorously to defend this matter.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2000 and 1999.

         The forward looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report, which reflect management's best judgement based on factors currently known, involve risks, uncertainties and other factors which may cause the actual performance of Cox to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures within the broadband communications industry; terms and availability of capital; the level of success of Cox's operating initiatives; changes in business strategy and development plans; the impact from Cox's pending acquisitions; and other factors included in the discussion below. Cox asserts the protection of the safe harbor for forward looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. For a more detailed discussion of these factors and others, see the Risk Factors section of Cox's Annual Report on Form 10-K for the year ended December 31, 1999.

RECENT ACQUISITIONS AND EXCHANGES

         For a complete description of recent acquisitions and exchanges of businesses, see Note 3 in the notes to consolidated financial statements in Item 1 of this report.

RESULTS OF OPERATIONS

         The results of operations discussed below include the effects of the following as of their transaction dates:

         - the March 2000 exchange of AT&T Corp. common stock for: cable systems from AT&T serving customers in Tulsa, Oklahoma and Baton Rouge, Louisiana; Peak Cablevision, LLC; and the remaining 20% interest in a partnership in which Cox initially acquired an 80% interest through the TCA Cable TV, Inc. merger;
         - the January 2000 acquisition of cable systems from Multimedia Cablevision, Inc.;
         -        the October 1999 acquisition of cable systems from Media
                  General, Inc.;

         - the October 1999 reorganization of Cox's partnership with Time Warner, under which Cox obtained control of the cable system serving Ft. Walton Beach, Florida;
         -       the August 1999 TCA merger; and
         - the August 1999 exchange of selected cable systems with MediaOne, Inc.

These transactions are collectively referred to in the discussion below as the 2000 and 1999 transactions.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         Total revenues for the three months ended June 30, 2000 were $879.0 million, a 72% increase over revenues of $509.9 million for the three months ended June 30, 1999. Of this increase, 54% relates to increased revenues from the 2000 and 1999 transactions. The remaining 18% increase includes the effects of:

         -        basic and digital customer growth at existing cable systems;
         - rate increases implemented primarily in the fourth quarter of 1999 and first quarter of 2000 resulting from increased programming costs and inflation, as well as increased channel availability;
         - an increase in pay-per-view revenues due to the national boxing events during the second quarter of 2000;
         -        continued growth in local and national advertising sales; and
         - growth in data, commercial telephony and residential telephony product subscriptions.

         Programming costs were $217.6 million for the second quarter of 2000, an increase of 78% over the same period in 1999. Of this increase, 59% relates to the 2000 and 1999 transactions. The remaining 19% increase is due to basic and digital customer growth at existing cable systems, January 2000 programming rate increases and channel additions. Plant operations expenses increased 72% to $62.3 million. Of this increase, 51% relates to the 2000 and 1999 transactions. The remaining 21% increase relates to increased plant maintenance and costs related to non-recurring integration costs and significant growth of new services at existing cable systems.

         Marketing costs increased 83% to $56.4 million. Of this increase, 47% relates to the 2000 and 1999 transactions. The remaining 36% increase relates to marketing campaigns during the second quarter of 2000 aimed at enhancing customer awareness and other costs associated with the continued rollout of digital video, high-speed data and telephony services. General and administrative expenses for the three months ended June 30, 2000 increased 65% to $205.6 million due primarily to:

         - increased salaries and other administrative costs associated with the continued rollout of digital video, high-speed data and telephony services;
         - incremental and non-recurring integration expenses associated with the 2000 and 1999 transactions; and
         - a $2.9 million charge during the second quarter of 2000 for the reprinting of telephone books in San Diego.

         Depreciation and amortization increased to $303.9 million from $159.3 million in the second quarter of 2000 due primarily to the 2000 and 1999 transactions. Interest expense increased to $131.5 million primarily due to an increase in the total debt outstanding as discussed below in "Liquidity and Capital Resources."

         Income related to indexed debentures of $119.6 million reflects a reduction in the contingent settlement amount of the exchangeable subordinated debentures, referred to as PRIZES, Premium PHONES and Discount Debentures, which are indexed to the market value of Sprint PCS common stock - Series 1.

         Net gain on investments includes a $173.2 million pre-tax gain on the June 2000 sale of 3.2 million shares of its Sprint PCS common stock.

         Minority interest of $16.5 million primarily represents distributions on Cox's obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. Net income for the current quarter was $91.2 million as compared to $505.8 million for the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         Total revenues for the six months ended June 30, 2000 were $1,658.8 million, a 64% increase over revenues of $1,008.4 million for the six months ended June 30, 1999. Of this increase, 48% relates to increased revenues from the 2000 and 1999 transactions. The remaining 16% increase includes the effects of:

         -        basic and digital customer growth at existing cable systems;
         - rate increases implemented primarily in the fourth quarter of 1999 and first quarter of 2000 resulting from increased programming costs and inflation, as well as increased channel availability;
         -        continued growth in local and national advertising sales; and
         - growth in data, commercial telephony and residential telephony product subscriptions;
         - offset by a decrease in pay-per-view revenues as a result of comparatively fewer national boxing events during 2000.

         Programming costs were $413.2 million for the six months ended June 30, 2000, an increase of 65% over the same period in 1999. Of this increase, 50% relates to the 2000 and 1999 transactions. The remaining 15% increase is due to basic and digital customer growth at existing cable systems and January 2000 programming rate increases and channel additions. Plant operations expenses increased 66% to $125.1 million. Of this increase, 47% relates to the 2000 and 1999 transactions. The remaining 19% increase relates to increased plant maintenance and costs related to significant growth of new services at existing cable systems.

         Marketing costs increased 75% to $100.8 million. Of this increase, 49% relates to the 2000 and 1999 transactions. The remaining 26% increase relates to marketing campaigns aimed at enhancing customer awareness and other costs associated with the continued rollout of digital video, high-speed data and telephony services. General and administrative expenses for the six months ended June 30, 2000 increased 59% to $382.9 million due to increased salaries and other administrative costs associated with the continued rollout of digital video, high-speed data and telephony services, and incremental and non-recurring integration expenses associated with the 2000 and 1999 transactions.

         Depreciation and amortization increased to $561.6 million from $282.6 million in the six months ended June 30, 1999 due primarily to the 2000 and 1999 transactions. Interest expense increased to $264.7 million primarily due to an increase in the total debt outstanding as discussed below in "Liquidity and Capital Resources."

         Expense related to indexed debentures of $249.9 million reflects an increase in the contingent settlement amount of the exchangeable subordinated debentures which are indexed to the market value of Sprint PCS common stock - Series 1.

         Net gain on investments of $1,943.6 million primarily includes:

         - $667.6 million pre-tax gain on the January and February 2000 sale of 16.1 million shares of Sprint PCS common stock;
         - $318.9 million pre-tax gain on the sale of Cox's entire equity interest in Flextech plc in March 2000;
         - $775.9 million pre-tax gain in connection with the March 2000 exchange with AT&T; and
         - $173.2 million pre-tax gain on the June 2000 sale of 3.2 million shares of its Sprint PCS common stock.

         Minority interest of $37.8 million primarily represents distributions on Cox's obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. Net income for the six months ended June 30, 2000 was $1,158.7 million as compared to $757.0 million for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

USES OF CASH

         As part of Cox's ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services and to make investments in companies in affiliated industries primarily focused on telephony, programming and communications-related activities.

         During the six months ended June 30, 2000, net cash used in operating activities was $85.1 million. In addition, during the six months ended June 30, 2000, Cox had capital expenditures of $914.4 million. These expenditures were primarily directed at upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband services, including digital video, high-speed Internet access, telephony and video-on-demand. Capital expenditures for 2000 are not expected to exceed $1.8 billion.

         In addition to improvements of existing cable systems, Cox made strategic investments in businesses focused on telephony, programming and communications-related activities. Investments in affiliated companies are expected to range between $30.0 million and $35.0 million for 2000. Actual capital requirements may vary significantly from the amounts stated above and will depend on numerous factors as many of these affiliates are growing businesses and specific financing requirements will change depending on the evolution of these businesses.

         Cash paid for purchases of cable systems of $2.7 billion primarily represents payments in connection with Cox's acquisition of cable systems serving 522,000 customers from Multimedia.

         During the six months ended June 30, 2000, Cox repaid approximately $1.5 billion of debt, which primarily consisted of:

         - $525.0 million aggregate principal amount of Floating Rate Notes due August 15, 2000;
         - $425.0 million aggregate principal amount paid upon maturity of the 6.375% notes issued in June 1995; and
         - $500.0 million borrowed under a floating rate bridge loan during January 2000.

         Repurchase of Class A common stock represents the aggregate cost of repurchasing 2.7 million shares of Cox's Class A common stock for $110.1 million during the second quarter of 2000 in connection with a previously announced stock repurchase program which authorizes Cox to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions.

         Distributions paid on capital and preferred securities of subsidiary trusts of $41.2 million consists of quarterly payments on the FELINE PRIDES and RHINOS.

SOURCES OF CASH

         Proceeds from the sale of investments of $1,531.1 million primarily include:

         - $799.1 million from the January and February 2000 sale of 16.1 million shares of Sprint PCS common stock;
         - $522.3 million from the March 2000 sale of Cox's entire investment in Flextech plc; and
         - $137.6 million from the June 2000 sale of 3.2 million shares of Sprint PCS common stock.

         Proceeds from exchange of investments of $812.3 million primarily consists of $798.0 million received in connection with the AT&T exchange.

         Net commercial paper borrowings were $1,355.2 million for the six-month period. Proceeds from issuance of debt during the six months ended June 30, 2000 of $1,568.1 million primarily consists of the following:

         - the January 2000 issuance of a floating rate bridge loan for aggregate proceeds of $500.0 million;
         - the March 2000 issuance of $275.0 million aggregate principal amount of exchangeable subordinated debentures due 2030, referred to as Premium PHONES, for proceeds of $269.5 million, net of underwriting commissions; and
         - the second quarter 2000 issuance of exchangeable subordinated discount debentures due 2020, referred to as Discount Debentures, for aggregate proceeds of $782.7 million, net of underwriting commissions.

         For a more detailed description of debt financings in the six months ended June 30, 2000, see Note 5 to the consolidated financial statements in Item 1 of this report.

         OTHER

         In July 2000, Cox sold an additional 4.6 million shares of its Sprint PCS common stock for approximately $275.0 million and expects to recognize a gain during the third quarter of 2000.

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

         In 1999, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, was issued. This SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective for the fourth quarter of fiscal years beginning after December 15, 1999. Management is in the process of assessing the impact of SAB No. 101 on the consolidated financial statements.

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

         The carrying amounts of cash, accounts receivable, other assets, accounts payable, deferred income, fixed rate debt converted to variable rate debt through interest rate swap agreements and amounts due to/from CEI are reasonable estimates of their fair value at June 30, 2000 and December 31, 1999.

         The estimated fair value of debt instruments is based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The commercial paper at June 30, 2000 and the commercial paper and the floating rate notes at December 31, 1999 bear interest at current market rates and, thus, approximate fair value. In addition, the RHINOS at June 30, 2000 and December 31, 1999 bear interest at current market rates and, thus, approximate fair value. Cox is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

         The estimated fair value of Cox's remaining debt instruments at June 30, 2000 was $3,499.6 million compared to a carrying amount of $3,646.6 million. The estimated fair value of the remaining debt instruments at December 31, 1999 was $3,858.3 million compared to a carrying amount of $4,064.1 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would change the estimated fair value of the remaining debt instruments with a carrying amount of $3,646.6 million to $3,696.9 million at June 30, 2000 and $4,064.1 million to $4,065.3 million at December 31, 1999.

         The estimated fair value based on quoted market prices of the FELINE PRIDES at June 30, 2000 was $799.0 million compared to a carrying amount of $644.8 million. The estimated fair value of the FELINE PRIDES at December 31, 1999 was $884.0 million compared to a carrying amount of $642.3 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the remaining debt instruments with a carrying amount of $644.8 million to $801.0 million at June 30, 2000 and $642.3 million to $886.0 million at December 31, 1999.

         The estimated fair value based on quoted market prices of the PRIZES at June 30, 2000 was $1,578.0 million compared to a carrying amount of $1,474.7 million. The estimated fair value of the PRIZES at December 31, 1999 was $1,400.0 million compared to a carrying amount of $1,272.2 million. In addition, the effect of a hypothetical percentage point decrease in interest rates would increase the estimated fair value of the PRIZES with a carrying amount of $1,474.7million to $1,622.0 million at June 30, 2000 and $1,272.2 million to $1,417.0 million at December 31, 1999.

         The estimated fair value based on quoted market prices of the Premium PHONES at June 30, 2000 was $287.0 million compared to a carrying amount of $275.0 million. In addition, the effect of a hypothetical percentage point decrease in interest rates would increase the estimated fair value of the Premium PHONES with a carrying amount of $275.0 million to $302.0 million at June 30, 2000.

         The estimated fair value based on quoted market prices of the Discount Debentures at June 30, 2000 was $953.0 million compared to a carrying amount of $836.2 million. In addition, the effect of a hypothetical percentage point decrease in interest rates would increase the estimated fair value of the Discount Debentures with a carrying amount of $836.2 million to $991.0 million at June 30, 2000.

         The fair values of some of Cox's investments are estimated based on quoted market prices for those or similar investments. For cost method investments for which there are no quoted market prices, a reasonable estimate of fair value was not practicable as such estimate could not be made without incurring excessive costs.

         In March 2000, Cox entered into an interest rate swap agreement expiring on August 15, 2004 with a notional principal amount of $375.0 million to convert the 7.5% fixed rate on certain senior debt securities due August 15, 2004 with an aggregate principal amount of $375.0 million to a variable rate. Additionally, in May 2000, Cox entered into an interest rate swap agreement expiring on June 15, 2005 with a notional principal amount of $375.0 million to convert the 6.875% fixed rate on certain senior debt securities due June 15, 2005 with an aggregate principal amount of $375.0 million to a variable rate. The variable rates with respect to these interest rate swaps are adjusted quarterly based on London Interbank Offered Rates. The notional amounts with respect to both interest rate swaps do not quantify risk or represent assets or liabilities of Cox, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties.

However, Cox does not anticipate nonperformance by the counterparties, and no material loss would be expected in the event of the counterparties' nonperformance.

         At June 30, 2000, Cox was receiving a fixed interest rate of 7.16% for the $375.0 million notional amount on the senior debt securities due August 15, 2004 and paying a weighted-average variable interest rate of 6.433% and Cox was receiving a fixed interest rate of 6.875% for the $375.0 million notional amount on the senior debt securities due June 15, 2005 and paying a variable interest rate of 5.783%. As a result of the settlements under these agreements, interest expense was reduced by $1.3 million for the three and six months ended June 30, 2000.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Cox is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox's consolidated financial position, consolidated results of operations or consolidated cash flows. For an update on certain legal matters, refer to Note 9, "Commitments and Contingencies" under "-- Part I - Financial Information --
Item 1. Consolidated Financial Statements."



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Cox held its Annual Meeting of Stockholders on May 16, 2000. Six matters were voted upon at the meeting: (a) the election of a Board of Directors of six members to serve until the 2001 Annual Meeting or until their successors are duly elected and qualified; (b) approval of an amendment to the Certificate of Incorporation to increase the number of authorized shares of Class A and Class C Common Stock; (c) adoption of the 2000 Employee Stock Purchase Plan; (d) amendment of the Long-Term Incentive Plan; (e) amendment and restatement of the Annual Incentive Plan; and (f) ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2000.

         The following directors were elected, and they received the votes indicated:

NOMINEE                               VOTES IN FAVOR              VOTES WITHHELD
-------                               --------------              --------------
Janet Morrison Clarke                 829,533,438                   1,278,091
David E. Easterly                     829,536,367                   1,275,162
James C. Kennedy                      829,534,603                   1,276,926
Robert C. O'Leary                     829,539,708                   1,271,821
James O. Robbins                      829,530,922                   1,280,607
Andrew J. Young                       784,919,192                  45,892,337


         The amendment to the Certificate of Incorporation to increase the number of authorized shares of Class A and Class C common stock was approved by the Class A and Class C stockholders, each voting as a class, and by all classes of common and preferred stockholders voting in combination, as follows:

CLASS                             VOTES IN FAVOR      VOTES OPPOSED        VOTES ABSTAINED
-----                             --------------      -------------        ---------------
Class A common                     495,976,366          52,006,999           2,011,204
Class C common                     275,977,920                 -0-                 -0-
All classes combined               776,793,326          52,006,999           2,011,204

         The adoption of the 2000 Employee Stock Purchase Plan was approved with 829,927,978 votes in favor, 576,959 votes opposed to, and 306,592 abstentions.

         The amendment to the Long-Term Incentive Plan was approved with 804,076,463 votes in favor, 24,609,594 votes opposed to, and 2,125,472 abstentions.

         The amendment and restatement to the Annual Incentive Plan was approved with 826,155,977 votes in favor, 2,471,404 votes opposed to, and 2,184,148 abstentions.

         The ratification of the appointment of Deloitte & Touche LLP, as independent auditors for the fiscal year ending December 31, 2000 was approved with 830,456,355 votes in favor, 185,391 votes opposed to, and 169,783 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

               3.1   --        Amended Certificate of Incorporation of Cox Communications, Inc. (incorporated by reference to exhibit 3.1 to Cox's Annual Report on Form 10-K for the year ended
                               December 31, 1994).
               3.2   --        Certificate of Amendment to the Certificate of Incorporation of Cox Communications,
                               Inc. (incorporated by reference to exhibit 3.3 to  Cox's Form 10-Q filed on May 14,
                               1997).
               3.3   --        Amendment to the Amended Certificate of Incorporation of Cox Communications, Inc.
                               (incorporated by reference to exhibit 3.3 to Cox's Registration Statement on Form
                               S-4, file no. 33-82419, filed on July 7, 1999).
               3.4   --        Certificate of Amendment to the Certificate of Incorporation of Cox Communications,
                               Inc.
               3.5   --        Bylaws of Cox Communications, Inc. (incorporated by reference to exhibit 3.2 to Cox's
                               Registration Statement on Form S-4, file no. 33-80152, filed on December 16, 1994).
               3.6   --        Certificate of Designations of Powers, Preferences and Rights of the Series A
                               Convertible Preferred Stock of Cox Communications, Inc. (incorporated by reference to exhibit 3.1 to Cox's Form 8-K/A filed on October 15, 1998).
               4.1   --        Indenture dated as of June 27, 1995 between Cox Communications, Inc. and The Bank of
                               New York, as Trustee (incorporated by reference to Exhibit 4.1 to Cox's Registration
                               Statement on Form S-1, File No. 33-99116, filed on November 8, 1995).
               4.2   --        First Supplemental Indenture, dated as of August 12, 1999, between Cox
                               Communications, Inc. and The Bank of New York, as Trustee.  (Incorporated by
                               reference to exhibit 4.4 to Cox's Current Report on Form 8-K filed on August 23,
                               1999).
               4.3   --        Form of Preferred Securities Guarantee Agreement (incorporated by reference to exhibit 4.5 to Cox's Registration Statement on Form S-3, file no. 33-82575, filed on
                               July 28, 1999).
               4.4   --        Form of Capital Securities Guarantee Agreement (incorporated by reference to exhibit
                               4.6 to Cox's Registration Statement on Form S-3, file no. 33-82575, filed on August
                               6, 1999).
               4.5   --        Indenture, dated as of January 30, 1998, between TCA Cable TV, Inc. and Chase Bank of
                               Texas, National Association, as Trustee (incorporated by reference to exhibit 4(a) of
                               TCA's Registration Statement on Form S-3, file no. 333-32015).
               4.6   --        First Supplemental Indenture, dated as of August 12, 1999, among TCA Cable TV, Inc.,
                               Cox Classic Cable, Inc. and Chase Bank of Texas, National Association, as Trustee
                               (incorporated by reference to exhibit 4.2 to Cox's Current Report on Form 8-K filed on August 25, 1999).

               4.7   --        Second Supplemental Indenture, dated as of October 6, 1999, by and between Cox
                               Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.1 to Cox's Quarterly Report on Form 10-Q filed on November 8, 1999).
               4.8   --        Guarantee Agreement, dated as of October 6, 1999, by and between Cox Communications,
                               Inc., as Guarantor, and The Bank of New York, as Guarantee Trustee (incorporated by reference to exhibit 4.2 to Cox's Quarterly Report on Form 10-Q filed on November 8,
                               1999).
               4.9   --        Second Supplemental Indenture, dated as of March 14, 2000, between Cox
                               Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.9 to Cox's Annual Report on Form 10-K for the year ended December 31,
                               1999).
               4.10  --        Third Supplemental Indenture, dated as of April 19, 2000, by and between Cox
                               Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.2 of Cox's Current Report on Form 8-K filed April 24, 2000).
              10.1   --        2000 Employee Stock Purchase Plan.
              10.2   --        Amendment Number 3 to Long Term Incentive Plan.
              10.3   --        Annual Incentive Plan (amended and restated as of January 1, 2000).
              27     --        Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2000:

         Form 8-K dated April 19, 2000 (filed April 24, 2000 ) reporting the public offering and sale of $1,643,617,000 aggregate principal amount at maturity of Exchangeable Subordinated Discount Debentures due 2020 under Item 5 and filing the associated underwriting agreement and supplemental indenture under Item 7.

         Form 8-K dated May 12, 2000 (filed May 18, 2000) reporting the sale of an additional $194,202,000 of Discount Debentures pursuant to the exercise of the underwriters over-allotment option under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          COX COMMUNICATIONS, INC.



Date:  August 10, 2000                    /s/ Jimmy W. Hayes
                                          ------------------------------
                                          Jimmy W. Hayes
                                          Executive Vice President,
                                          Finance and Administration
                                          Chief Financial Officer
                                          (principal financial officer)