Form 10-Q
period 2000-09-30
COX COMMUNICATIONS INC /DE/
filed 2000-11-14
CIK 25305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER 1-6590
                                   [COX LOGO]
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

         There were 572,046,060 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of October 31, 2000.

                            COX COMMUNICATIONS, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
                             PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS...............................................         2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................................        17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................        23

                               PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................................        24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................        25

SIGNATURES...............................................................................        27

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                            COX COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                               SEPTEMBER 30           DECEMBER 31
                                                                                                   2000                  1999
                                                                                               ------------           ------------
                                                                                                           (UNAUDITED)
                                                                                                      (THOUSANDS OF DOLLARS)
ASSETS
Cash ................................................................................          $     83,988           $     33,313
Accounts and notes receivable, less allowance for doubtful
  accounts of $23,848 and $14,783 ...................................................               310,931                260,518
Net plant and equipment .............................................................             5,497,832              4,038,236
Investments .........................................................................             5,755,869             11,769,610
Intangible assets ...................................................................            13,945,751             10,174,034
Amounts due from Cox Enterprises, Inc. (CEI) ........................................                    --                114,821
Other assets ........................................................................               426,898                223,965
                                                                                               ------------           ------------
     Total assets ...................................................................          $ 26,021,269           $ 26,614,497
                                                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses ...............................................          $    607,980           $    477,134
Deferred income taxes ...............................................................             5,225,671              6,670,521
Other liabilities ...................................................................               275,494                209,211
Debt ................................................................................             7,695,918              6,375,795
Amounts due to CEI ..................................................................               527,100                     --
                                                                                               ------------           ------------
     Total liabilities ..............................................................            14,332,163             13,732,661
                                                                                               ------------           ------------

Commitments and contingencies (Note 9)

Minority interest in equity of consolidated subsidiaries ............................               127,810                195,616
Cox-obligated capital and preferred securities of subsidiary trusts .................             1,153,986              1,150,636

Shareholders' equity
  Series A preferred stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares authorized; shares
     issued and outstanding: 4,836,372 ..............................................                 4,836                  4,836
  Class A common stock, $1 par value; 671,000,000 shares
     authorized; shares issued: 577,532,607 and 576,168,914; shares
     outstanding: 572,034,207 and 576,168,914 .......................................               577,533                576,169
  Class C common stock, $1 par value; 62,000,000 shares
     authorized; shares issued and outstanding: 27,597,792 ..........................                27,598                 27,598
  Additional paid-in capital ........................................................             3,867,422              3,835,639
  Retained earnings .................................................................             4,229,096              2,232,205
  Accumulated other comprehensive income ............................................             1,912,714              4,859,137
  Class A common stock in treasury, at cost: 5,498,400 shares .......................              (211,889)                    --
                                                                                               ------------           ------------
     Total shareholders' equity .....................................................            10,407,310             11,535,584
                                                                                               ------------           ------------
     Total liabilities and shareholders' equity .....................................          $ 26,021,269           $ 26,614,497
                                                                                               ============           ============

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS                         NINE MONTHS
                                                            ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
                                                      -------------------------------     -------------------------------
                                                           2000             1999              2000               1999
                                                      -------------     -------------     -------------     -------------
                                                                                    (UNAUDITED)
                                                                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES .........................................    $     902,212     $     587,914     $   2,561,035     $   1,596,339
COSTS AND EXPENSES
   Programming costs .............................          216,810           141,016           630,026           392,107
   Plant operations ..............................           67,111            45,084           192,244           120,405
   Marketing .....................................           48,974            40,563           149,728            98,088
   General and administrative ....................          215,217           135,523           598,165           375,625
   Depreciation ..................................          227,358           148,395           617,588           378,374
   Amortization ..................................           91,977            45,440           263,395            98,078
   Gain on sale and exchange of cable
     systems, net.................................               --           (77,361)               --           (77,361)
                                                      -------------     -------------     -------------     -------------
OPERATING INCOME .................................           34,765           109,254           109,889           211,023
Interest expense .................................         (136,167)          (71,152)         (400,872)         (193,824)
Income related to indexed debentures .............          249,886                --                --                --
Equity in net losses of affiliated companies .....             (650)          (11,568)           (6,538)          (87,609)
Gain (loss) on investments, net ..................        1,246,434           (17,863)        3,189,998         1,310,093
Dividend income ..................................              415            11,073            12,318            33,219
Other, net .......................................           (4,701)              796            (5,152)              829
                                                      -------------     -------------     -------------     -------------
INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST .......................        1,389,982            20,540         2,899,643         1,273,731
Income tax expense ...............................          534,796             1,740           847,903           497,919
                                                      -------------     -------------     -------------     -------------
INCOME BEFORE MINORITY INTEREST ..................          855,186            18,800         2,051,740           775,812
Minority interest, net of tax ....................          (17,040)           (6,940)          (54,849)           (6,940)
                                                      -------------     -------------     -------------     -------------
NET INCOME .......................................    $     838,146     $      11,860     $   1,996,891     $     768,872
                                                      =============     =============     =============     =============

PER SHARE DATA
  Basic net income per share .....................    $        1.39     $        0.02     $        3.31     $        1.37
  Diluted net income per share ...................             1.37              0.02              3.25              1.35
  Basic weighted-average shares outstanding ......      600,997,165       576,103,113       602,782,252       562,111,772
  Diluted weighted-average shares outstanding ....      610,538,345       585,053,264       615,295,885       571,029,610

                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                                                                                      ACCUMULATED
                                                            SERIES A       COMMON STOCK      ADDITIONAL                  OTHER
                                                           PREFERRED     -----------------    PAID-IN     RETAINED   COMPREHENSIVE
                                                             STOCK       CLASS A   CLASS C    CAPITAL     EARNINGS      INCOME
                                                           ----------    -----------------  ------------  --------   -------------
                                                                                         (UNAUDITED)
                                                                                   (THOUSANDS OF DOLLARS)
BALANCE AT DECEMBER 31, 1999...........................     $  4,836    $576,169  $27,598   $3,835,639   $2,232,205  $4,859,137

  Net income...........................................                                                   1,996,891
  Issuance of stock related to
    stock compensation plans (including tax
    benefit on stock options exercised).................                   1,364                25,409
  Purchase of 5,498,400 shares of Class A
    common stock for treasury, at cost..................
  Proceeds from issuance of put options.................                                         6,374
  Change in net accumulated unrealized gain
    on securities.......................................
  Other comprehensive loss..............................                                                             (2,946,423)
  Comprehensive loss....................................
                                                            --------    --------  -------   ----------   ----------  ----------
BALANCE AT SEPTEMBER 30, 2000...........................    $  4,836    $577,533  $27,598   $3,867,422   $4,229,096  $1,912,714
                                                            ========    ========  =======   ==========   ==========  ==========
                                                             CLASS A
                                                             COMMON
                                                            STOCK IN
                                                            TREASURY,                  COMPREHENSIVE
                                                             AT COST       TOTAL            LOSS
                                                            ---------    ----------    -------------
                                                                          (UNAUDITED)
                                                                    (THOUSANDS OF DOLLARS)

BALANCE AT DECEMBER 31, 1999...........................            --     11,535,584

  Net income...........................................                    1,996,891    $ 1,996,891
                                                                                        -----------
  Issuance of stock related to
    stock compensation plans (including tax
    benefit on stock options exercised).................                      26,773
  Purchase of 5,498,400 shares of Class A
    common stock for treasury, at cost..................     (211,889)      (211,889)
  Proceeds from issuance of put options.................                       6,374
  Change in net accumulated unrealized gain
    on securities.......................................                                 (2,946,423)
                                                                                        -----------
  Other comprehensive loss..............................                  (2,946,423)    (2,946,423)
                                                            ---------    -----------    -----------
  Comprehensive loss....................................                                $  (949,532)
                                                                                        ===========
BALANCE AT SEPTEMBER 30, 2000...........................    $(211,889)   $10,407,310
                                                            =========    ===========

                 See notes to consolidated financial statements

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     NINE MONTHS
                                                                                                   ENDED SEPTEMBER 30
                                                                                          -----------------------------------
                                                                                              2000                   1999
                                                                                          ------------           ------------
                                                                                                      (UNAUDITED)
                                                                                                 (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................................     $  1,996,891           $    768,872
Adjustments to reconcile net income to net cash provided by
  operating activities, net of effects of acquisitions:
  Depreciation ......................................................................          617,588                378,374
  Amortization ......................................................................          263,395                 98,078
  Equity in net losses of affiliated companies ......................................            6,538                 87,609
  Deferred income taxes .............................................................          379,535                423,549
  Gain on sale and exchange of cable systems, net ...................................               --                (77,361)
  Gain on investments, net ..........................................................       (3,189,998)            (1,310,093)
  Minority interest, net of dividends paid ..........................................           49,899                  5,840
Increase in accounts and notes receivable ...........................................         (103,266)               (21,152)
(Increase) decrease in prepaid expenses .............................................            4,581                (81,233)
Increase in accounts payable and accrued expenses ...................................           99,008                 58,011
Increase (decrease) in other liabilities ............................................           50,138                (35,303)
Decrease in income taxes payable ....................................................         (140,444)               (76,071)
Other, net ..........................................................................           (4,506)                   (79)
                                                                                          ------------           ------------
       Net cash provided by operating activities ....................................           29,359                219,041
                                                                                          ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ................................................................       (1,506,031)              (798,237)
Investments in affiliated companies .................................................          (61,910)               (28,166)
Proceeds from the sale of investments ...............................................        1,890,442                742,611
Proceeds from the exchange of investments ...........................................          812,291                  9,750
Payments for purchases of cable systems .............................................       (2,767,445)            (2,079,483)
Other, net ..........................................................................           (2,867)                (8,494)
                                                                                          ------------           ------------
       Net cash used in investing activities ........................................       (1,635,520)            (2,162,019)
                                                                                          ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit repayments, net ....................................................               --               (350,000)
Commercial paper borrowings (repayments), net .......................................        1,197,265               (308,578)
Proceeds from issuance of debt ......................................................        1,568,089              1,997,164
Repayment of debt ...................................................................       (1,490,946)              (193,838)
Payment of debt issuance costs ......................................................          (27,159)                (9,380)
Proceeds from exercise of stock options .............................................           18,737                  7,724
Increase (decrease) in amounts due to CEI ...........................................          641,921               (143,575)
Proceeds from the issuance of common stock, net of offering costs ...................               --                337,884
Proceeds from the issuance of Cox-obligated capital securities of
subsidiary trusts ...................................................................               --                650,000
Increase (decrease) in book overdrafts ..............................................           15,871                (15,508)
Repurchase of Class A common stock ..................................................         (211,889)                    --
Distributions paid on capital and preferred securities of
     subsidiary trusts ..............................................................          (61,428)                    --
Other, net ..........................................................................            6,375                 (1,100)
                                                                                          ------------           ------------
       Net cash provided by financing activities ....................................        1,656,836              1,970,793
                                                                                          ------------           ------------

Net increase in cash ................................................................           50,675                 27,815
Cash at beginning of period .........................................................           33,313                 30,604
                                                                                          ------------           ------------
Cash at end of period ...............................................................     $     83,988           $     58,419
                                                                                          ============           ============

                      See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                                    NINE MONTHS
                                                                                                 ENDED SEPTEMBER 30
                                                                                         -----------------------------------
                                                                                             2000                   1999
                                                                                         ------------           ------------
                                                                                                     (UNAUDITED)
                                                                                                (THOUSANDS OF DOLLARS)
SIGNIFICANT NONCASH TRANSACTIONS
AT&T cable system exchange ..........................................................    $  2,658,233           $         --
Excite@Home put option ..............................................................         990,456                     --
MediaOne cable system exchange ......................................................              --                 93,050
TCA merger stock issuance ...........................................................              --              1,645,373
Assumed TCA indebtedness ............................................................              --                540,000
Cox PCS stock exchange ..............................................................              --                794,546

ADDITIONAL CASH FLOW INFORMATION
     Cash paid for interest .........................................................    $    409,189           $    159,510
     Cash paid for income taxes .....................................................         608,811                157,557

                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2000


1.       BASIS OF PRESENTATION AND OTHER INFORMATION

         The accompanying unaudited consolidated financial statements of Cox Communications, Inc. (Cox), a 67.8% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox's Annual Report on Form 10-K for the year ended December 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000 or any other interim period.

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

Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, Cox will be required to adopt SFAS No. 133 on January 1, 2001.

         In November 1999, Cox developed a SFAS No. 133 implementation plan and appointed a team to implement SFAS No. 133 on a company-wide basis. The implementation plan includes, among other things, the education of both financial and non-financial personnel, the conducting of an inventory of all free-standing and embedded derivatives, the development of a SFAS No. 133 compliant risk management policy, the development of controls and processes to identify and account for derivatives on an ongoing basis, and the designation and assessment of Cox's hedging strategies. Cox is currently assessing the impact of the adoption of SFAS No. 133 on its consolidated financial statements and expects to complete its implementation plan during the fourth quarter of 2000.

         Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, was issued in 1999. The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective for the fourth quarter of fiscal years beginning after December 15, 1999. Accordingly, Cox adopted SAB No. 101 on October 1, 2000. There was no significant impact on Cox's consolidated financial statements upon adoption of SAB No. 101.

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

         The following summarized unaudited pro forma consolidated financial information for the nine months ended September 30, 2000 and 1999 assumes the acquisitions of cable systems from Multimedia and AT&T occurred on January 1 of each year. In addition, the following summarized unaudited pro forma consolidated financial information for the nine months ended September 30, 1999 assumes the TCA merger, which was completed in August 1999, and the acquisition of cable systems from Media General, Inc., which was completed in October 1999, occurred on January 1, 1999.

         The purchase price of each of the above acquisitions was allocated to the assets purchased and liabilities assumed based on their estimated fair market value at the date of acquisition. The purchase price allocations are expected to be finalized as independent appraisals of the tangible and intangible assets acquired are received. No material adjustments to the initial purchase price allocations are expected. The excess of purchase price over the fair value of net assets acquired has been recorded as franchise and license acquisition costs and is being amortized on a straight-line basis over 40 years.

                                                                  PRO FORMA
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                    --------------------------------------
                                                         2000                   1999
                                                    --------------         ---------------
                                                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
         Revenues.................................      $ 2,627,443          $ 2,329,142
         Operating income.........................          111,078              128,605
         Net income...............................        1,224,986              642,109
         Earnings per share:
             Basic net income per share...........      $      2.03          $      1.06
             Diluted net income per share.........             1.99                 1.05

4.       INVESTMENTS

                                                           SEPTEMBER 30          DECEMBER 31
                                                               2000                  1999
                                                           ------------          -----------
                                                               (THOUSANDS OF DOLLARS)

         Equity method investments................         $    71,624           $    77,945
         Fair value method investments............           5,652,722            11,685,786
         Cost method investments..................              31,523                 5,879
                                                           -----------           -----------

         Total investments........................         $ 5,755,869           $ 11,769,610
                                                           ===========           ============

FAIR VALUE METHOD INVESTMENTS

         The aggregate cost of fair value method investments in unrestricted publicly traded entities at September 30, 2000 and December 31, 1999 was $2,542.0 million and $3,784.8 million, respectively. Gross unrealized gains and losses on fair value method investments were $3,132.6 million and $21.9 million, respectively, at September 30, 2000 and were $7,901.0 million and zero, respectively, at December 31, 1999.

         Sprint PCS. At September 30, 2000, Cox's investment in Sprint PCS was comprised of 108.9 million shares of Sprint PCS common stock - Series 2, and warrants and convertible preferred stock which are exercisable or convertible into 10.3 million shares of Sprint PCS common stock - Series 2. The aggregate fair value of Cox's investment in Sprint PCS and the unrealized gain on this investment, net of tax, was $4.1 billion and $1.7 billion, respectively, at September 30, 2000. Sprint PCS common stock - Series 2 automatically converts into Sprint PCS common stock - Series 1 (the series which is traded on the New York Stock Exchange) when it is transferred to any third party other than to certain cable television companies.

         During the nine months ended September 30, 2000, Cox sold a total of
23.9 million shares of Sprint PCS common stock - Series 2 and recognized an aggregate pre-tax gain of $1,078.2 million. Cox sold an additional 3.7 million shares of its Sprint PCS common stock - Series 2 in October 2000 for approximately $130.9 million and expects to recognize a gain in the fourth quarter of 2000.

         Flextech plc. In March 2000, Cox sold its entire equity interest in Flextech plc, a publicly held satellite television programming company based in the United Kingdom, for proceeds of $522.3 million and recognized a pre-tax gain of $318.9 million.

         AT&T Corp. In March 2000, Cox and AT&T completed the exchange of Cox's
50.3 million shares of AT&T common stock for certain cable systems. See Note 3.

         Excite@Home. At September 30, 2000, Cox's investment in Excite@Home was comprised of 29.1 million shares of Excite@Home Series A common stock and certain other rights, including the right to sell its shares to AT&T, as described below. The aggregate fair value of Cox's investment in Excite@Home and the unrealized gain on this investment, net of tax, was $1.4 billion and $248.3 million, respectively, at September 30, 2000.

         In March 2000, Excite@Home and its principal cable partners, including Cox, entered into an agreement pursuant to which Excite@Home and its principal cable partners agreed to enter into certain transactions, which became effective in August 2000. Pursuant to this agreement, Cox agreed to extend its distribution of certain Excite@Home services through June 2006, subject to certain mutual exclusivity commitments and termination rights that Cox may exercise at any time on or after June 4, 2001. Cox will receive warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems pass. These warrants will vest in installments every six months beginning in June 2001, and will be fully vested in June 2006, subject to certain adjustment and forfeiture provisions. Cox also agreed to relinquish its veto rights under the Excite@Home charter and representation on the Excite@Home board of directors. Cox received certain other rights, including the right to sell its shares of Excite@Home to AT&T. This right is exercisable at any time between January 1, 2001 and June 4, 2002 at a price per share equal to the higher of $48 or a certain 30-day average trading price of Excite@Home Series A common stock prior to exercise of this right, as defined, subject to a maximum payment by AT&T of $1.4 billion. The exercise of this right is not dependent on Cox's continuation or termination of its extended distribution agreement with Excite@Home. Cox may elect payment in the form of cash or in shares of AT&T common stock upon exercise of its right to sell the Excite@Home shares. In connection with this transaction, Cox recognized a pre-tax gain of $990.5 million in August 2000.

5.       DEBT

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2000           1999
                                                              ------------    ----------
                                                                (THOUSANDS OF DOLLARS)
         Revolving credit facilities................           $       --     $       --
         Commercial paper...........................            1,704,806        514,516
         Medium-term notes..........................              451,261        445,014
         Reset put securities.......................              248,243        248,203
         Notes and debentures.......................            2,856,811      3,804,698
         Indexed debentures.........................            2,343,872      1,272,188
         Capitalized lease obligations..............               90,925         91,176
                                                               ----------     ----------

         Total debt.................................           $7,695,918     $6,375,795
                                                               ==========     ==========

Revolving Credit Facilities

         In September 2000, Cox entered into a new 364-day credit agreement and 5-year credit agreement to replace its existing credit agreements. The new agreements provide for borrowings of up to $1.5 billion and $0.9 billion, respectively, and mature on September 25, 2001 and September 26, 2005, respectively. As of September 30, 2000, Cox had no borrowings outstanding under either credit agreement.

Indexed Debentures

         Indexed debentures at September 30, 2000 are comprised of $1.3 billion aggregate original principal amount of exchangeable subordinated debentures, referred to as PRIZES, which were issued in November 1999 and are due November 2029; $275.0 million aggregate original principal amount of exchangeable subordinated debentures, referred to as Premium PHONES, which were issued in March 2000 and are due

March 2030; and $1.8 billion aggregate original principal amount of exchangeable subordinated discount debentures, referred to as Discount Debentures, which were issued in April 2000 and are due April 2020. The Discount Debentures had an aggregate original issue discount of $1,055.1 million.

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

         The carrying value of the PRIZES decreased by $202.5 million during the three months ended September 30, 2000 due to a decrease in the market value of the Sprint PCS common stock - Series 1. On a net basis, there was no change in the carrying value of the PRIZES during the nine months ended September 30, 2000. There was no change in the carrying value of the Premium PHONES during the three or nine months ended September 30, 2000. The carrying value of the Discount Debentures decreased by $47.3 million during the three months ended September 30, 2000 and, on a net basis, there was no change in the carrying value of the Discount Debentures during the nine months ended September 30, 2000. The changes in carrying value are presented as income related to indexed debentures in Cox's consolidated statement of operations for the three and nine month periods ended September 30, 2000.

Interest Rate Swaps

         In March 2000, Cox entered into an interest rate swap agreement expiring on August 15, 2004 with a notional principal amount of $375.0 million to convert the 7.5% fixed rate on certain senior debt securities due August 15, 2004 with an aggregate principal amount of $375.0 million to a variable rate. Additionally, in May 2000, Cox entered into an interest rate swap agreement expiring on June 15, 2005 with a notional principal amount of $375.0 million to convert the 6.875% fixed rate on certain senior debt securities due June 15, 2005 with an aggregate principal amount of $375.0 million to a variable rate. The variable rates with respect to these interest rate swaps are adjusted quarterly based on London Interbank Offered Rates (LIBOR). The notional amounts with respect to both interest rate swaps do not quantify risk or represent assets or liabilities of Cox, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties. However, Cox does not anticipate nonperformance by the counterparties, and no material loss would be expected in the event of the counterparties' nonperformance.

         At September 30, 2000, Cox was receiving a fixed interest rate of 7.16% for the $375.0 million notional amount on the senior debt securities due August 15, 2004 and paying a weighted-average variable interest rate of 6.70%, and was receiving a fixed interest rate of 6.875% for the $375.0 million notional amount on the senior debt securities due June 15, 2005 and paying a variable interest rate of 6.33%. As a result of the settlements under these agreements, interest expense was reduced by $0.9 million and $2.2 million for the three and nine months ended September 30, 2000, respectively.

Other

         In March 2000, Cox called and redeemed all $525.0 million aggregate principal amount of its Floating Rate Notes due August 15, 2000, and repaid $500.0 million borrowed under a floating rate bridge loan.

         In June 2000, Cox repaid $425.0 million of its 6.375% notes upon their maturity.

         In November 2000, Cox issued two series of senior debt securities under the July 1999 shelf registration with an aggregate principal amount of $1.0 billion. Cox issued $800.0 million of 7.75% Notes due November 1, 2010, referred to as the 7.75% Notes, and $200.0 million of Floating Rate MOPPRS/CHEERS due November 7, 2012, referred to as MOPPRS/CHEERS. Both securities are unsecured and rank equally with Cox's other unsecured senior indebtedness.

         Cox may redeem all or a portion of the 7.75% Notes at any time prior to maturity at 100% of the principal amount plus a make-whole premium, if any, as defined. Interest on the 7.75% Notes is payable May 1 and November 1 of each year, beginning May 1, 2001.

         The MOPPRS/CHEERS are subject to mandatory tender to the remarketing dealers on November 7, 2002 at 100% of the principal amount, if the remarketing dealers elect to remarket the MOPPRS/CHEERS. Alternatively, Cox will be required to repurchase the MOPPRS/CHEERS from the beneficial owners at 100% of the principal amount plus accrued interest, if any, if the remarketing dealers do not purchase the tendered MOPPRS/CHEERS or do not elect to remarket all or a portion of the MOPPRS/CHEERS. Unless maturity is extended under certain circumstances, as defined, prior to and in connection with a remarketing the MOPPRS/CHEERS will mature on November 7, 2012. In addition, Cox may not redeem the MOPPRS/CHEERS prior to November 7, 2002. Interest on the MOPPRS/CHEERS is payable and reset quarterly at a floating rate of three month LIBOR plus 70 basis points. Thereafter, in the event the MOPPRS/CHEERS are remarketed, the interest rate on the MOPPRS/CHEERS will be reset in accordance with the terms of the remarketing.

         The above description of certain material terms of the MOPPRS/CHEERS are summaries and not intended to be comprehensive descriptions of these securities. Additional terms of the MOPPRS/CHEERS can be found in Cox's prospectus supplement dated November 2, 2000.

6.       SHAREHOLDERS' EQUITY

         The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the three and nine months ended September 30, 2000 and 1999:

                                                       THREE MONTHS ENDED SEPTEMBER 30, 2000
                                             ------------------------------------------------------
                                               INCOME                   SHARES            PER-SHARE
                                             (NUMERATOR)            (DENOMINATOR)           AMOUNT
                                             ------------           -------------         ---------
Net income..............................     $838,146,000
                                             ------------
Basic EPS...............................      838,146,000             600,997,165          $  1.39
                                                                                           =======
Effect of dilutive securities:
   Employee stock options...............               --               1,184,510
   Employee stock purchase plan.........               --                  94,323
   Convertible preferred stock..........               --               6,571,344
   Put options under the stock
     repurchase program.................               --                  76,091
   Forward purchase contracts
     forming a part of the FELINE
     PRIDES.............................               --                1,614,912
                                             ------------              -----------

Diluted EPS.............................     $838,146,000              610,538,345         $  1.37
                                             ============              ===========         =======

                                                       THREE MONTHS ENDED SEPTEMBER 30, 1999
                                             ------------------------------------------------------
                                               INCOME                   SHARES            PER-SHARE
                                             (NUMERATOR)            (DENOMINATOR)           AMOUNT
                                             ------------           -------------         ---------
Net income...............................    $11,860,000
                                             -----------
Basic EPS................................     11,860,000             576,103,113           $  0.02
                                                                                           =======

Effect of dilutive securities:
   Employee stock options................             --               2,921,194
   Employee stock purchase plan..........             --                 991,974
   Convertible preferred stock...........             --               5,036,983
                                             -----------            ------------

Diluted EPS..............................    $11,860,000             585,053,264           $  0.02
                                             ===========             ===========           =======

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2000
                                             ------------------------------------------------------
                                                INCOME                  SHARES            PER-SHARE
                                              (NUMERATOR)            (DENOMINATOR)          AMOUNT
                                             --------------         --------------        ---------
Net income..............................     $1,996,891,000
                                             --------------
Basic EPS...............................      1,996,891,000           602,782,252          $  3.31
                                                                                           =======
Effect of dilutive securities:
   Employee stock options...............                 --             1,821,410
   Employee stock purchase plan.........                 --               210,053
   Convertible preferred stock..........                 --             6,571,344
   Put options under the stock
     repurchase program.................                 --                76,091
   Forward purchase contracts
     forming a part of the FELINE
     PRIDES.............................                 --             3,780,197
   RHINOS...............................                 --                54,538
                                             --------------           -----------

Diluted EPS.............................     $1,996,891,000           615,295,885          $  3.25
                                             ==============           ===========          =======

                                                       NINE MONTHS ENDED SEPTEMBER 30, 1999
                                             ------------------------------------------------------
                                               INCOME                   SHARES            PER-SHARE
                                             (NUMERATOR)            (DENOMINATOR)           AMOUNT
                                             ------------           -------------         ---------
Net income...............................    $768,872,000
                                             ------------
Basic EPS................................     768,872,000            562,111,772           $  1.37
                                                                                           =======

Effect of dilutive securities:
   Employee stock options................              --              2,889,684
   Employee stock purchase plan..........              --                991,171
   Convertible preferred stock...........              --              5,036,983
                                             ------------            -----------

Diluted EPS..............................    $768,872,000            571,029,610           $  1.35
                                             ============            ===========           =======

         Diluted earnings per share for the three months ended September 30, 2000 excludes the effect of 11.6 million shares of common stock that may be issued upon redemption of the RHINOS because such effect would be antidilutive.

Stock Repurchase Program

         In April 2000, Cox approved a stock repurchase program whereby Cox is authorized to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions. During the three and nine months ended September 30, 2000, Cox repurchased 2.8 million and 5.5 million shares, respectively, of its Class A common stock on the open market for an aggregate cost of $101.8 million and $211.9 million, respectively.

         During the three months ended September 30, 2000, Cox issued put options on 1.3 million shares of its Class A common stock in connection with the stock repurchase program. These put options replace put options on 1.1 million shares of Class A common stock which expired unexercised in August 2000. The put options give the holder the right to require Cox to repurchase such shares at specified prices ranging from $37.00 to $38.38 per share on specified dates. Cox received net proceeds of $2.6 million and $6.4 million, respectively, upon issuance of the put options during the three and nine months ended September 30, 2000. The put options expire at various dates through December 15, 2000.

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

         The total amount recorded as minority interest expense with respect to the FELINE PRIDES and RHINOS for the three and nine months ended September 30, 2000 was $14.6 million and $42.8 million, respectively.

8.       TRANSACTIONS WITH AFFILIATED COMPANIES

         Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox. Outstanding amounts due to CEI bear interest at a rate of fifty basis points above CEI's current commercial paper borrowing rate. This rate was 7.82% at September 30, 2000.

Included in the amounts due from (to) CEI are the following transactions:

                                                                (THOUSANDS
                                                                OF DOLLARS)
                                                                -----------
         Intercompany due from CEI, December 31, 1999.......    $   114,821
         Cash transferred from CEI..........................       (551,732)
         Net operating expense reimbursements...............        (90,189)
                                                                -----------

         Intercompany due to CEI, September 30, 2000.........   $  (527,100)
                                                                ===========

9.       COMMITMENTS AND CONTINGENCIES

         On October 9, 1997, three individual subscribers filed a putative class action suit in Superior Court of the State of California, County of San Diego against Cox and its cable system subsidiaries in California arising out of the manner in which such systems sell premium channel cable services. The suit alleges that Cox's California Systems unlawfully require limited basic cable customers to purchase the expanded basic services tier in order to purchase premium channels, i.e., channels sold on an a-la-carte basis such as Home Box Office and Showtime. The suit asserts causes of action under California antitrust and consumer protection laws. The suit seeks injunctive relief as well as an order awarding the class members compensatory damages, plus statutory damages, punitive damages, interest and attorney's fees. Cox moved to dismiss the suit on dispositive substantive grounds or in the alternative to stay the suit on primary jurisdiction grounds. On February 13, 1998, the Court stayed the suit and referred it on grounds of primary jurisdiction to the FCC for consideration of issues best addressed by the FCC's expertise should the plaintiffs elect to file a complaint with the FCC. On October 1, 1998, the plaintiffs filed a Petition with the FCC which alleged that the Cox California Systems violated the "buy-through" prohibition of the FCC's rules. Under the "buy-through" prohibition, cable systems may not require subscribers to purchase intermediate tiers of cable service as a prerequisite to receiving per-channel and per-program cable service unless such systems can demonstrate that they are not technically capable of complying with the buy-through requirement. In July 1999, the FCC dismissed the Petition. The FCC concluded that Cox's San Diego system is complying with the buy-through rule and that the named plaintiffs lack standing to raise this issue with regard to Cox's other California systems. Upon the suit's return to state court the court granted Cox and the plaintiffs an extension of time to explore the possibility of a resolution of the suit. The parties have settled the matter, and the suit was dismissed with prejudice on September 20, 2000.

         Cox and certain subsidiaries are defendants in two putative subscriber class action suits in state courts in Louisiana and Texas initiated between October 17, 1997 and December 17, 1998. The suits challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under certain claimed causes of action under various bodies of state law. These actions are in various stages of defense. The actions are being defended vigorously. The outcome of these matters cannot be predicted at this time. Five similar suits that had been pending in Nevada, Indiana, Arizona and Florida have been settled and dismissed; one similar suit that had been pending in Nebraska was dismissed with prejudice.

         On November 10, 1999, Fred and Roberta Lipschutz, Arthur Simon and John Galley III, on behalf of themselves and all persons similarly situated, filed a putative class action suit against Cox and thirteen other defendants in the United States District Court for the Central District of California. The action alleges that a putative class defined as all persons who since November 10, 1995, have purchased broadband Internet data transmission services from a "cable company defendant" has been injured because alleged agreements among the "cable company defendants" and/or the "cable company defendants" and defendants @Home Corporation, also referred to as Excite@Home, and RoadRunner have required the putative class to purchase both Internet data transmission services and interface/content services from @Home or RoadRunner. The complaint asserts claims under Section 1 of the Sherman Antitrust Act, the

California Cartwright Act, and California unfair competition law and seeks injunctive relief and compensatory and treble damages. An amended complaint adding additional named plaintiffs was filed on December 30, 1999, and Cox filed its answer to the amended complaint on January 19, 2000. Discovery is pending. Cox intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

         Cox's subsidiary Cox California Telcom, L.L.C. is a defendant in three putative class action lawsuits that were filed in state and federal courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code Section (c) 17-200 and violation of California Public Utilities Code Section (c) 2891 and 2891.1. The suits seek damages and injunctive relief. CoxTelcom, along with PacBell, has commenced reclaiming tainted PacBell White Pages and reprinting and redistributing corrected books. The parties to two of the lawsuits have entered into a stipulation of settlement, which they intend to file with the court shortly. Cox intends to defend the remaining action vigorously, though the outcome cannot be predicted at this time.

         Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo. Plaintiffs, on behalf of themselves and all other shareholders of @Home Corporation as of March 28, 2000 except for the defendants, seek to enjoin the consummation of a March 28, 2000 letter agreement among Excite@Home's principal cable partners, including Cox. Cox and David Woodrow, Cox's former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served as Cox's representative on the Excite@Home board of directors. For a more detailed description of the letter agreement, refer to Note 4 to Cox's unaudited consolidated financial statements in Item 1 of this report. The plaintiffs, who also seek unspecified compensatory damages, assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. Pursuant to an agreement with the plaintiffs, the defendants have yet to answer or otherwise respond to the complaint. Cox intends to vigorously defend this matter.

         On June 19, 2000, Cablevision Systems Corporation, CSC Holdings, Inc. and CSC At Home Holding Corporation filed suit against Cox, Cox Enterprises and Cox@Home, among others, in the Court of Chancery of the State of Delaware in and for New Castle County. Cablevision alleged that Cox and the other defendants breached a provision of Excite@Home's Amended and Restated Stockholders' Agreement dated July 16, 1997, to which Cablevision became a party in October 1997. Cablevision, among other forms of injunctive relief, sought to enjoin the defendants from taking any actions pursuant to or in furtherance of the letter agreement discussed above and described in Note 4 to Cox's unaudited consolidated financial statements in Item 1 of this report. The parties entered into a stipulation of settlement on August 17, 2000, and the case was dismissed with prejudice on August 21, 2000.

         Cox is a party to various other legal proceedings which are ordinary and incidental to its business. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2000 and 1999.

         This report contains "forward-looking" statements, which are statements that relate to Cox's future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the broadband communications industry, our ability to achieve anticipated subscriber and revenue growth, our success in implementing new services and other operating initiatives, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox's Annual Report on Form 10-K for the year ended December 31, 1999. Cox assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues for the three months ended September 30, 2000 were $902.2 million, a 53% increase over revenues of $587.9 million for the three months ended September 30, 1999. Of this increase, 38% relates to increased revenues from the 2000 and 1999 transactions. The remaining 15% increase includes the effects of:

         -        basic and digital customer growth at existing cable systems;
         - rate increases implemented primarily in the fourth quarter of 1999 and first quarter of 2000 resulting from increased programming costs and inflation, as well as increased channel availability;
         -        increased advertising due to the Summer Olympics and continued
                  growth in local and national advertising sales; and
         -        growth in data, commercial telephony and residential telephony product subscriptions;
         - offset by a decrease in pay-per-view revenues as a result of comparatively fewer national boxing events during the third quarter of 2000.

         Programming costs were $216.8 million for the third quarter of 2000, an increase of 54% over the same period in 1999. Of this increase, 42% relates to the 2000 and 1999 transactions. The remaining 12% increase is due to basic and digital customer growth at existing cable systems, channel additions and January 2000 programming rate increases offset by fewer national pay-per-view events during the third quarter of 2000. Plant operations expenses increased 49% to $67.1 million. Of this increase, 36% relates to the 2000 and 1999 transactions. The remaining 13% increase relates to increased plant maintenance and costs related to integration costs and significant growth of new services at existing cable systems.

         Marketing costs increased 21% to $49.0 million. This increase primarily relates to the 2000 and 1999 transactions. General and administrative expenses for the three months ended September 30, 2000 increased 59% to $215.2 million due primarily to:

         -        increased employee headcount;
         - other administrative costs associated with the continued rollout of digital video, high-speed data and telephony services; and
         - integration expenses associated with the 2000 and 1999 transactions.

         Depreciation and amortization increased to $319.3 million from $193.8 million in the third quarter of 2000 due primarily to the 2000 and 1999 transactions. Interest expense increased to $136.2 million primarily due to an increase in the total debt outstanding as discussed below in "Liquidity and Capital Resources."

         Income related to indexed debentures of $249.9 million reflects a reduction in the contingent principal amount of the exchangeable subordinated debentures, referred to as PRIZES, Premium PHONES and Discount Debentures, which are indexed to the market value of Sprint PCS common stock - Series 1.

         Net gain on investments includes a $237.4 million pre-tax gain on the July 2000 sale of 4.6 million shares of its Sprint PCS - Series 2 common stock and a $990.5 million pre-tax gain in connection with the transaction among Excite@Home and its principal cable partners, including Cox, as further described in Note 4 to Cox's unaudited consolidated financial statements in Item 1 of this report.

         Minority interest of $17.0 million primarily represents distributions on Cox's obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. Net income for the current quarter was $838.1 million as compared to $11.9 million for the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues for the nine months ended September 30, 2000 were $2,561.0 million, a 60% increase over revenues of $1,596.3 million for the nine months ended September 30, 1999. Of this increase, 44% relates to increased revenues from the 2000 and 1999 transactions. The remaining 16% increase includes the effects of:

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

         Programming costs were $630.0 million for the nine months ended September 30, 2000, an increase of 61% over the same period in 1999. Of this increase, 47% relates to the 2000 and 1999 transactions. The remaining 14% increase is due to basic and digital customer growth at existing cable systems and January

2000 programming rate increases and channel additions offset by fewer national pay-per-view events during the nine months ended September 30, 2000. Plant operations expenses increased 60% to $192.2 million. Of this increase, 43% relates to the 2000 and 1999 transactions. The remaining 17% increase relates to increased plant maintenance and costs related to significant growth of new services at existing cable systems.

         Marketing costs increased 53% to $149.7 million. Of this increase, 39% relates to the 2000 and 1999 transactions. The remaining 14% increase relates to marketing campaigns aimed at enhancing customer awareness of new services and other costs associated with the continued rollout of digital video, high-speed data and telephony services. General and administrative expenses for the nine months ended September 30, 2000 increased 59% to $598.2 million due primarily to:

         -        increased employee headcount;
         - other administrative costs associated with the continued rollout of digital video, high-speed data and telephony services; and
         - integration expenses associated with the 2000 and 1999 transactions.

         Depreciation and amortization increased to $881.0 million from $476.5 million in the nine months ended September 30, 1999 due primarily to the 2000 and 1999 transactions. Interest expense increased to $400.9 million primarily due to an increase in the total debt outstanding, as discussed below in "Liquidity and Capital Resources."

         Income related to indexed debt had no impact, on a net basis, during the nine months ended September 30, 2000 due to the third quarter 2000 reduction in previously recognized increases in the contingent principal amounts of Cox's three outstanding series of exchangeable subordinated debentures.

         Net gain on investments of $3,190.0 million primarily includes:

         - $1,078.2 million pre-tax gain on the sale of 23.9 million shares of Sprint PCS common stock;
         - $318.9 million pre-tax gain on the sale of Cox's entire equity interest in Flextech plc in March 2000;
         - $775.9 million pre-tax gain in connection with the March 2000 exchange with AT&T; and
         - $990.5 million pre-tax gain in connection with the transaction among Excite@Home and its principal cable partners, including Cox, as further described in Note 4 to Cox's unaudited consolidated financial statements in Item 1 of this report.

         Minority interest of $54.9 million primarily represents distributions on Cox's obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. Net income for the nine months ended September 30, 2000 was $1,996.9 million as compared to $768.9 million for the comparable period in 1999.

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

         During the nine months ended September 30, 2000, Cox had capital expenditures of $1.5 billion. These expenditures were primarily directed at upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband services, including digital video, high-speed Internet access, telephony and video-on-demand. Capital expenditures for 2000 are expected to total approximately $2.0 billion.

         In addition to improvements of existing cable systems, Cox made strategic investments in businesses focused on telephony, programming and communications-related activities. Investments in affiliated companies are expected to range between $65.0 million and $70.0 million for 2000. Actual capital requirements may vary significantly from the amounts stated above and will depend on numerous factors as many of these affiliates are growing businesses and specific financing requirements will change depending on the evolution of these businesses.

         Cash paid for purchases of cable systems of $2.8 billion primarily represents payments in connection with Cox's acquisition of cable systems serving 522,000 customers from Multimedia.

         During the nine months ended September 30, 2000, Cox repaid approximately $1.5 billion of debt, which primarily consisted of:

         - $525.0 million aggregate principal amount of Floating Rate Notes due August 15, 2000;
         - $425.0 million aggregate principal amount paid upon maturity of the 6.375% notes issued in June 1995; and
         - $500.0 million borrowed under a floating rate bridge loan during January 2000.

         Repurchase of Class A common stock represents the aggregate cost of repurchasing 5.5 million shares of Cox's Class A common stock for $211.9 million during the second and third quarters of 2000 in connection with a previously announced stock repurchase program which authorizes Cox to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions.

         Distributions paid on capital and preferred securities of subsidiary trusts of $61.4 million consist of quarterly payments on the FELINE PRIDES and RHINOS.

SOURCES OF CASH

         Cox generated $29.4 million from operating activities during the nine months ended September 30, 2000. Proceeds from the sale of investments of $1,890.4 million primarily include a total of $1,273.1 million from the aggregate sale of 23.9 million shares of Sprint PCS common stock - Series 2 during the nine months ended September 30, 2000 and $522.3 million from the March 2000 sale of Cox's entire investment in Flextech plc.

         Proceeds from exchange of investments of $812.3 million primarily consist of $798.0 million received in connection with the AT&T exchange.

         Net commercial paper borrowings were $1,197.3 million for the nine months ended September 30, 2000. Proceeds from issuance of debt during the nine months ended September 30, 2000 of $1,568.1 million primarily consists of the following:

         - the January 2000 issuance of a floating rate bridge loan for aggregate proceeds of $500.0 million;
         - the March 2000 issuance of $275.0 million aggregate principal amount of the Premium PHONES for proceeds of $269.5 million, net of underwriting commissions; and
         - the second quarter 2000 issuance of the Discount Debentures for aggregate proceeds of $782.7 million, net of underwriting commissions.

         For a more detailed description of debt financings in the nine months ended September 30, 2000, see Note 5 to the consolidated financial statements in
Item 1 of this report.

         OTHER

         In October 2000, Cox sold an additional 3.7 million shares of its Sprint PCS common stock - Series 2 for approximately $130.9 million and expects to recognize a gain during the fourth quarter of 2000.

         In November 2000, Cox issued two series of senior debt securities under the July 1999 shelf registration with an aggregate principal amount of $1.0 billion. Cox issued $800.0 million of 7.75% Notes due November 1, 2010, referred to as the 7.75% Notes, and $200.0 million of Floating Rate MOPPRS/CHEERS due November 7, 2012, referred to as MOPPRS/CHEERS. Both securities are unsecured and rank equally with Cox's other unsecured senior indebtedness.

         Cox may redeem all or a portion of the 7.75% Notes at any time prior to maturity at 100% of the principal amount plus a make-whole premium, if any, as defined. Interest on the 7.75% Notes is payable May 1 and November 1, beginning May 1, 2001.

         The MOPPRS/CHEERS are subject to mandatory tender to the remarketing dealers on November 7, 2002 at 100% of the principal amount, if the remarketing dealers elect to remarket the MOPPRS/CHEERS. Alternatively, Cox will be required to repurchase the MOPPRS/CHEERS from the beneficial owners at 100% of the principal amount plus accrued interest, if any, if the remarketing dealers do not purchase the tendered MOPPRS/CHEERS or do to elect to remarket all or a portion of the MOPPRS/CHEERS. Unless maturity is extended under certain circumstances pursuant to a remarketing, as defined, the MOPPRS/CHEERS will mature on November 7, 2012. In addition, Cox may not redeem the MOPPRS/CHEERS prior to November 7, 2002. Interest on the MOPPRS/CHEERS is payable and reset quarterly at a floating rate of three month LIBOR plus 70 basis points. Thereafter, in the event the MOPPRS/CHEERS are remarketed, the interest rate on the MOPPRS/CHEERS will be reset in accordance with the terms of the remarketing.

         The above description of certain material terms of the MOPPRS/CHEERS are summaries and not intended to be comprehensive descriptions of these securities. Additional terms of the MOPPRS/CHEERS can be found in Cox's prospectus supplement dated November 2, 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, Cox will be required to adopt SFAS No. 133 on January 1, 2001.

         In November 1999, Cox developed a SFAS No. 133 implementation plan and appointed a team to implement SFAS No. 133 on a company-wide basis. The implementation plan includes, among other things, the education of both financial and non-financial personnel, the conducting of an inventory of all free-standing and embedded derivatives, the development of a SFAS No. 133 compliant risk management policy, the development of controls and processes to identify and account for derivatives on an ongoing basis, and the designation and assessment of Cox's hedging strategies. Cox is currently assessing the impact of the adoption of SFAS No. 133 on its consolidated financial statements and expects to complete its implementation plan during the fourth quarter of 2000.

         Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, was issued in 1999. The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective for the fourth quarter of fiscal years beginning after December 15, 1999. Accordingly, Cox adopted SAB No. 101 on October 1, 2000. There was no significant impact on Cox's consolidated financial statements upon adoption of SAB No. 101.

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

         The carrying amounts of cash, accounts receivable, other assets, accounts payable, deferred income, fixed rate debt converted to variable rate debt through interest rate swap agreements and amounts due to/from CEI are reasonable estimates of their fair value at September 30, 2000 and December 31, 1999.

         The estimated fair value of debt instruments is based on discounted cash flow analyses using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. The commercial paper at September 30, 2000 and the commercial paper and the floating rate notes at December 31, 1999 bear interest at current market rates and, thus, approximate fair value. In addition, the RHINOS at September 30, 2000 and December 31, 1999 bear interest at current market rates and, thus, approximate fair value. Cox is exposed to interest rate volatility with respect to the foregoing variable rate debt instruments.

         The estimated fair value of Cox's remaining debt instruments at September 30, 2000 was $3,524.8 million compared to a carrying amount of $3,647.2 million. The estimated fair value of the remaining debt instruments at December 31, 1999 was $3,858.3 million compared to a carrying amount of $4,064.1 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would change the estimated fair value of the remaining debt instruments with a carrying amount of $3,647.2 million to $3,704.7 million at September 30, 2000 and $4,064.1 million to $4,065.3 million at December 31, 1999.

         The estimated fair value based on quoted market prices of the FELINE PRIDES at September 30, 2000 was $696.0 million compared to a carrying amount of $646.1 million. The estimated fair value of the FELINE PRIDES at December 31, 1999 was $884.0 million compared to a carrying amount of $642.3 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the FELINE PRIDES with a carrying amount of $646.1 million to $698.0 million at September 30, 2000 and $642.3 million to $886.0 million at December 31, 1999.

         The estimated fair value based on quoted market prices of the PRIZES at September 30, 2000 was $1,025.0 million compared to a carrying amount of $1,272.2 million. The estimated fair value of the PRIZES at December 31, 1999 was $1,400.0 million compared to a carrying amount of $1,272.2 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would decrease the estimated fair value of the PRIZES with a carrying amount of $1,272.2 million to $1,068.0 million at September 30, 2000, and increase the estimated fair value of the PRIZES with a carrying amount of $1,272.2 million to $1,417.0 million at December 31, 1999.

         The estimated fair value based on quoted market prices of the Premium PHONES at September 30, 2000 was $195.0 million compared to a carrying amount of $275.0 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would decrease the estimated fair value of the Premium PHONES with a carrying amount of $275.0 million to $208 million at September 30, 2000.

         The estimated fair value based on quoted market prices of the Discount Debentures at September 30, 2000 was $768.0 million compared to a carrying amount of $796.7 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the Discount Debentures with a carrying amount of $796.7 million to $801.0 million at September 30, 2000.

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

         At September 30, 2000, Cox was receiving a fixed interest rate of 7.16% for the $375.0 million notional amount on the senior debt securities due August 15, 2004 and paying a weighted-average variable interest rate of 6.70% and Cox was receiving a fixed interest rate of 6.875% for the $375.0 million notional amount on the senior debt securities due June 15, 2005 and paying a variable interest rate of 6.33%. As a result of the settlements under these agreements, interest expense was reduced by $0.9 million and $2.2 million for the three and nine months ended September 30, 2000, respectively.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

 3.1     --       Amended Certificate of Incorporation of Cox Communications, Inc., as
                  amended.
 3.2     --       Bylaws of Cox Communications, Inc. (incorporated by reference to exhibit 3.2 to Cox's Registration Statement on Form S-4, file no.
                  33-80152, filed on December 16, 1994).
 4.1     --       Indenture, dated as of June 27, 1995, between Cox Communications,
                  Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.1 to Cox's Registration Statement on Form S-1, file no.
                  33-99116, filed on November 8, 1995).
 4.2     --       First Supplemental Indenture, dated as of August 12, 1999, between
                  Cox Communications, Inc. and The Bank of New York, as Trustee
                  (incorporated by reference to exhibit 4.4 to Cox's Current Report on
                  Form 8-K filed on August 23, 1999).
 4.3     --       Form of Preferred Securities Guarantee Agreement (incorporated by reference to exhibit 4.5 to Cox's Registration Statement on Form S-3, file no. 333-82575, filed on July 28, 1999).
 4.4     --       Form of Capital Securities Guarantee Agreement (incorporated by reference to exhibit 4.6 to Cox's Registration Statement on Form S-3, file no. 333-82575, filed on August 6, 1999).
 4.5     --       Indenture, dated as of January 30, 1998, between TCA Cable TV, Inc.
                  and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to exhibit 4(a) of TCA's Registration Statement on Form
                  S-3, file no. 333-32015).
 4.6     --       First Supplemental Indenture, dated as of August 12, 1999, among TCA
                  Cable TV, Inc., Cox Classic Cable, Inc. and Chase Bank of Texas,
                  National Association, as Trustee (incorporated by reference to exhibit
                  4.2 to Cox's Current Report on Form 8-K filed on August 25, 1999).
 4.7     --       Second Supplemental Indenture, dated as of October 6, 1999, by and between Cox Communications, Inc. and The Bank of New York, as Trustee
                  (incorporated by reference to exhibit 4.1 to Cox's Quarterly Report on
                  Form 10-Q filed on November 8, 1999).
 4.8     --       Guarantee Agreement, dated as of October 6, 1999, by and between Cox
                  Communications, Inc., as Guarantor, and The Bank of New York, as
                  Guarantee Trustee (incorporated by reference to exhibit 4.2 to Cox's
                  Quarterly Report on Form 10-Q filed on November 8, 1999).
 4.9     --       Second Supplemental Indenture, dated as of March 14, 2000, between
                  Cox Communications, Inc. and The Bank of New York, as Trustee
                  (incorporated by reference to exhibit 4.9 to Cox's Annual Report on
                  Form 10-K for the year ended December 31, 1999).
4.10     --       Third Supplemental Indenture, dated as of April 19, 2000, by and between Cox Communications, Inc. and The Bank of New York, as Trustee
                  (incorporated by reference to exhibit 4.2 of Cox's Current Report on
                  Form 8-K filed April 24, 2000).
10.1     --       364-Day Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., The Chase Manhattan Bank, as
                  Administrative Agent, Bank of America National Trust and Savings
                  Association, as Syndication Agent, The Bank of New York and Wachovia
                  Bank, N.A., as Co-Documentation Agents, and Chase Securities, Inc., as
                  Sole Advisor, Arranger and Book Manager, and the other banks a party thereto.

10.2     --       Five Year Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., the banks party thereto, The Chase
                  Manhattan Bank, as Administrative Agent, Bank of America National Trust
                  and Savings Association, as Syndication Agent, The Bank of New York and
                  Wachovia Bank, N.A., as Co-Documentation Agents, and Chase Securities,
                  Inc., as Sole Advisor, Arranger and Book Manager, and the other banks a party thereto.
  27     --       Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K filed during the quarter ended September 30, 2000:

         Form 8-K dated July 18, 2000 (filed July 18, 2000) reporting the election of Rodney W. Schrock to the board of directors of Cox Communications, Inc. to fill the vacancy created by Robert F. Erburu's retirement from the board of directors under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COX COMMUNICATIONS, INC.



Date:  November 14, 2000                  /s/ Jimmy W. Hayes
                                          -------------------------------------
                                          Jimmy W. Hayes
                                          Executive Vice President,
                                          Finance and Administration
                                          Chief Financial Officer
                                          (principal financial officer)