Form 10-K405
period 2000-12-31
COX COMMUNICATIONS INC /DE/
filed 2001-03-19
CIK 25305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-6590

                          (COX(R) COMMUNICATIONS LOGO)

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

   The principal exchange for the following securities is the New York Stock
                                   Exchange:
                     Class A Common Stock, $1.00 par value
                                 Income PRIDES
                                 Growth PRIDES
                 Exchangeable Subordinated Debentures due 2029
                 Exchangeable Subordinated Debentures due 2030
             Exchangeable Subordinated Discount Debentures due 2020

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 28, 2001, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $7.557 billion based on the closing price on the New York Stock Exchange on such date.

     There were 572,528,517 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2000 Summary Annual Report to Stockholders are incorporated by reference into Part II, and portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                            COX COMMUNICATIONS, INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   27
Item 3.    Legal Proceedings...........................................   28
Item 4.    Submission of Matters to a Vote of Security Holders.........   29

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   30
Item 6.    Selected Consolidated Financial Data........................   30
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   32
Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................   39
Item 8.    Consolidated Financial Statements and Supplementary Data....   41
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   76

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   76
Item 11.   Executive Compensation......................................   76
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   76
Item 13.   Certain Relationships and Related Transactions..............   76

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   76

SIGNATURES.............................................................   80

                                     PART I

ITEM 1.  BUSINESS

     Cox Communications, Inc. is one of the nation's largest multi-service advanced communications companies with U.S. broadband network operations and investments focused on cable programming, telecommunications and technology. Cox operates in one operating segment, broadband communications.

     Cox's business strategy is to utilize the technological capabilities of its advanced broadband network, its strong locally and regionally clustered cable systems and its longstanding commitment to superior customer service to provide an array of entertainment and communications services to both residential and commercial customers in its markets. Today, these services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Additional services could include video on demand, Internet to the television, targeted advertising and other types of interactive and e-commerce applications.

     In addition, Cox has sought to utilize its expertise and position as one of the nation's premier broadband communications companies to invest in programming, telecommunications and technology companies which are complementary to Cox's business strategy. Cox believes that these investments have contributed to the growth of its business and that its leadership position in the industry has facilitated the growth of these investments. Cox seeks to utilize insights gained from the integrated operations of its cable systems and related programming, telecommunications and technology investments to continue its leadership in the broadband communications industry by anticipating and capitalizing upon long-term industry trends.

     Cox is an indirect 67.8% majority-owned subsidiary of Cox Enterprises, Inc. CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest diversified media companies in the U.S. with consolidated revenues in 2000 approaching $8 billion. CEI, which has a 103-year history in the media and communications industry, also publishes 18 daily newspapers and owns or operates 15 television stations. Through its indirect majority-owned subsidiary, Cox Radio, Inc., CEI will own, operate or provide sales and marketing services for 83 radio stations clustered in 18 markets pending consummation of all announced transactions. CEI is also an operator of wholesale auto auctions through Manheim Auctions, Inc., an indirect wholly-owned subsidiary.

BROADBAND NETWORKS

BUSINESS STRATEGY

     Cox believes that aggressive investment in the technological capabilities of its broadband network, the long-term competitive advantages of clustering and its commitment to customer service will enhance its ability to continue to grow its cable operations and offer new services to existing and new customers.

     TECHNOLOGY AND CAPITAL IMPROVEMENTS. Cox emphasizes high technical standards for its cable systems by continuing to deploy fiber optic cable and upgrading the technical quality of its hybrid fiber-coaxial broadband network. The result has been a significant increase in network capacity, quality and reliability, facilitating the delivery of additional programming and services such as digital video, high-speed Internet access and local and long-distance telephone services.

     Cox strives to maintain the highest technological standards in the industry. Cox's cable systems have bandwidth capacities ranging from 400 to 750 megahertz (MHz) or greater. At the end of 2000, Cox had upgraded 70% of its networks to a bandwidth capacity of 750 MHz or greater and anticipates that approximately 83% of its networks will have bandwidth capacity of 750 MHz or greater by the end of 2001.

     CLUSTERING. As an integral part of its broadband communications strategy, Cox has continually sought the advantages and efficiencies of operating large local and regional cable system clusters. As of December 31, 2000, approximately 75% of Cox's customers were served by Cox's 15 largest clusters which averaged more than 300,000 customers each. These clusters, represented by location, are:

         Baton Rouge                     New England                    Orange County
 Fort Walton Beach/Pensacola             New Orleans                       Phoenix
        Hampton Roads                 Northern Virginia                   San Diego
            Kansas                      Oklahoma City                       Tulsa
          Las Vegas                         Omaha                         West Texas

     Locally and regionally clustered cable systems enable Cox to reduce expenses through the consolidation of marketing and support functions and to place more experienced management teams at the system level who are better equipped to meet the new competitive and regulatory challenges of today's telecommunications industry. Local and regional clusters will also increase the speed and effectiveness of Cox's new product and services deployment, enhancing its ability to increase both customers and revenues.

     CUSTOMER AND COMMUNITY SERVICE. Strong customer service is a key element of Cox's business strategy to deliver advanced communications services to its customers. Cox has always been committed to customer service and has been recognized by several industry groups as a leader in providing excellent customer service. Cox believes that its high level of customer satisfaction will help it compete more effectively as it delivers its wide range of communications services, including digital video, high-speed Internet access and local and long-distance telephone, as well as future services. Cox places special emphasis on training its customer contact employees and has developed customer service standards and programs that exceed national customer service standards developed by the National Cable and Telecommunications Association (NCTA) and the Federal Communications Commission (FCC).

     A key element of Cox's community service is enhancing education through the use of cable technology and programming. Cox participates in many education initiatives in its communities nationwide, but primarily focuses on the following three major programs:

        1. "Cox Cable in the Classroom," which provides more than 5,600 schools and 3.5 million students with complimentary basic cable service and more than 540 hours of commercial-free educational cable programming on a monthly basis;

        2. "Cox Line to Learning," which provides complimentary high-speed Internet access, exclusive curricula and distance-learning experiences to students in accredited public and private schools in communities where high-speed digital services are available. The program is part of Cox's participation in "Cable's High-Speed Connection," an NCTA initiative in which major broadband communications companies are providing high-speed Internet access to schools free of charge; and

        3. "Cox Model Technology Schools," established by Cox in Chula Vista, California; Omaha; Norfolk; Phoenix; New Orleans; and Las Vegas. These schools test future broadband services, such as interactive fiber optic links to local colleges, to determine their value in the classroom.

CABLE TELEVISION

     Cox's cable operations represent the primary element of its integrated broadband communications strategy. As of December 31, 2000, Cox's cable systems passed approximately 9.7 million homes and provided service to approximately 6.2 million customers.

     Cox's cable systems offer customers packages of basic and expanded programming services that consist of broadcast signals available off-air, a limited number of broadcast signals from so-called "superstations," numerous satellite-delivered non-broadcast channels (such as CNN, MTV, USA Network, ESPN, Arts and Entertainment Channel, The Discovery Channel, The Learning Channel, Turner Network Television and Nickelodeon), displays of information featuring news, weather, stock and financial market reports and public, governmental and educational access channels. Cox's cable systems also offer premium cable services for an additional monthly charge. Such services, including Home Box Office, Showtime, Starz and Cinemax, are satellite-delivered channels that consist principally of feature motion pictures presented without commercial interruption, sports events, concerts and other entertainment programming. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium cable services, which constitute the principal sources of revenues to Cox.

     OPERATING DATA. The following table indicates the growth of Cox's cable systems by summarizing basic customers, new services, Revenue Generating Units, the number of homes passed, basic penetration levels and premium service units for each of the five years as of December 31:

                                                           DECEMBER 31
                                    ---------------------------------------------------------
                                      2000        1999        1998        1997        1996
                                    ---------   ---------   ---------   ---------   ---------
Basic customers(a)................  6,193,317   5,136,184   3,753,608   3,235,338   3,259,384
New services(b)...................  1,568,424     554,025     169,731      18,941          --
                                    ---------   ---------   ---------   ---------   ---------
Revenue Generating Units(c).......  7,761,741   5,690,209   3,923,339   3,254,279   3,259,384
Homes passed(d)...................  9,710,963   8,031,340   5,923,428   5,023,870   5,016,749
Basic penetration(e)..............       63.8%       64.0%       63.4%       64.4%       65.0%
Premium service units(f)..........  4,174,447   3,237,013   2,206,833   1,865,184   2,000,673

---------------

(a) A home with one or more television sets connected to a cable system is counted as one basic service customer.
(b) New services include Cox Digital Cable, high-speed Internet access and Cox Digital Telephone.
(c) Each basic customer and each new service is a Revenue Generating Unit. In certain locations, a household may purchase more than one new service, each of which is counted as a separate Revenue Generating Unit.
(d) A home is deemed to be "passed" if it can be connected to the distribution system without any further extension of the distribution plant.
(e)  Basic customers as a percentage of homes passed.
(f) Premium service units include single or multi-channel services offered for a monthly fee per service.

     FRANCHISES. Cable systems are constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchise agreements typically contain many conditions, such as time limitations on commencement and completion of system construction, service standards including number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchise agreements are subject to federal regulation under the Cable Communications Policy Act of 1984 (the 1984 Cable Act), as amended by the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) and the Telecommunications Act of 1996 (the 1996 Act).

     As of March 2001, Cox held approximately 877 franchises. These franchises provide for the payment of fees to the issuing authority. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues from the provision of cable services and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. For both 2000 and 1999, franchise fee payments made by Cox averaged approximately 4.9% of gross video revenues.

     Cox has never had a franchise revoked. The 1984 Cable Act provides for an orderly franchise renewal process and it establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. A franchising authority may not unreasonably withhold the renewal of a franchise. If a franchise renewal is denied and the franchise authority or a third party acquires the system, then the franchise authority must pay the operator the "fair market value" for the system covered by the franchise, but with no value allocated to the franchise itself. Cox believes that it has satisfactory relationships with its franchising authorities.

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

COX DIGITAL CABLE

     Digital compression technology currently allows up to 12 digital channels to be inserted into the space of only one traditional analog channel. Digital compression enables Cox to increase the channel capacity of its cable systems up to approximately 250 channels. Cox believes that its cable system upgrades, along with the implementation of digital compression technology, will provide its customers with greater programming diversity, better picture quality, improved reliability and enhanced service. A Cox Digital Cable customer can currently receive up to approximately 250 channels, including enhanced pay-per-view service, digital music channels, new networks grouped by genre and an interactive program guide. Below is a summary of Cox Digital Cable operating statistics as of December 31, 2000 and 1999:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Digital cable ready homes passed............................  7,397,306   4,247,032
Customers...................................................    841,824     265,296
Penetration.................................................       11.4%        6.2%

HIGH-SPEED INTERNET ACCESS

     The use of computers, online services and the Internet has increased significantly over the last few years. Cox believes in the revenue opportunities of Internet-related services and is taking advantage of these opportunities by providing high-speed Internet access and work-at-home services to residential and commercial customers through its high-speed Internet access services, Cox@Home, Road Runner and Cox Express. These services deliver access to the Internet at speeds of up to 100 times faster than traditional phone modems and provide unique online content that capitalizes on the substantial capacity of Cox's broadband network. Below is a summary of Cox's high-speed Internet access operating statistics as of December 31, 2000 and 1999:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
High-speed Internet access ready homes passed...............  7,122,773   3,759,229
Customers...................................................    481,947     186,918
Penetration.................................................        6.8%        5.0%

COX DIGITAL TELEPHONE

     Cox utilizes the capacity and reliability of its advanced broadband network, which passes most homes in its markets, by providing local telephone services and reselling long distance services. Below is a summary of Cox Digital Telephone operating statistics as of December 31, 2000 and 1999:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Telephone ready homes passed................................  2,426,580   1,150,367
Customers...................................................    244,653     101,811
Penetration.................................................       10.1%        8.9%
Lines.......................................................    334,589     150,812
Lines per customer..........................................       1.37        1.48

COX BUSINESS SERVICES

     Cox delivers telecommunications services to businesses through its competitive local exchange carrier operation, Cox Business Services. Through both its dedicated fiber optic networks and its hybrid fiber coaxial cable networks, Cox Business Services provides business customers video, telephony and high-speed Internet access services. Below is a summary of Cox Business Services operating statistics as of December 31, 2000 and 1999:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              ---------   -------
Buildings connected on-net..................................      4,554     1,513
Voice grade equivalent circuits.............................  1,200,684   638,943

ADVERTISING REVENUE

     In addition to providing entertainment and community services to its residential and commercial customers, Cox derives revenues from the sale of advertising time on satellite-delivered networks such as ESPN, MTV and CNN. Currently, Cox inserts advertising on up to 44 channels in each of its cable systems. Local cable advertising is often more effective and less expensive than alternative local advertising sources. As such, Cox expects continued growth of this revenue source. In addition, Cox participates in the regional and national cable advertising market through its investment in National Cable Communications, L.L.C., a partnership which represents cable companies in connection with the sale of advertising space to advertisers. National Cable Communications is the largest representation firm in spot cable advertising sales.

INVESTMENTS

CABLE PROGRAMMING INVESTMENTS

     Cox has made substantial investments in cable programming networks. The following table summarizes Cox's significant programming investments as of December 31, 2000:

                                                                               COX
INVESTMENT                          DESCRIPTION                         OWNERSHIP INTEREST
----------                          -----------                         ------------------
Discovery Communications, Inc.....  Advertiser-supported basic cable          24.6%
                                      networks, retail and other
                                      ancillary businesses
In Demand, L.L.C. ................  Pay-per-view programming                  11.1%
Music Choice......................  Digital audio services                    13.6%
Outdoor Life Network..............  Outdoor recreation-related                33.0%
                                      programming
Product Information Network.......  Infomercial distribution                  45.0%
Speedvision Network...............  Automotive, marine and aviation-          32.0%
                                      related programming

     Discovery Communications, Inc. Discovery provides nature, science and technology, history, exploration and adventure programming and is distributed to customers in virtually all cable homes in the U.S. The principal businesses of Discovery are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe and the retail businesses of Discovery.com. In addition, through internally generated funding, investments are being made by Discovery in building a documentary programming library.

     In Demand, L.L.C. In Demand is a cable operator-controlled buying cooperative for pay-per-view programming.

     Music Choice. Music Choice distributes audio programming in a digital format via coaxial cable to more than one million customers in the U.S. This service allows cable customers to receive compact disc quality sound in diverse music formats.

     Outdoor Life Network. Outdoor Life Network's programming consists primarily of outdoor recreation, adventure and wildlife themes.

     Product Information Network. Product Information Network distributes multiple direct response cable commercials, or infomercials, through cable systems and other cable programming outlets.

     Speedvision Network. Speedvision Network's programming consists of a broad variety of material for automobile, boat and airplane enthusiasts.

TELECOMMUNICATIONS AND TECHNOLOGY INVESTMENTS

     Cox has made substantial investments in telecommunications and technology. The following table summarizes Cox's significant telecommunications and technology investments as of December 31, 2000:

                                                                                COX
INVESTMENT                        DESCRIPTION                            OWNERSHIP INTEREST
----------                        -----------                            ------------------
Cox Interactive Media Joint
  Ventures......................  Operates and promotes advertising            49.0%
                                    supported local Internet content
Excite@Home(a)..................  Nationwide network providing high-     29,114,600 shares
                                    speed Internet access and unique
                                    online content via cable modems
Liberate Technologies(b)........  Interactive applications software       1,041,666 shares
National Cable Communications,
  L.L.C.........................  Cable advertising sales                      16.7%
Sprint PCS(c)...................  Wireless telecommunications            104,696,930 shares
TiVo, Inc.......................  Developer of consumer electronic         240,153 shares
                                    device that stores real-time video
                                    on hard disks
Worldgate Communications,
  Inc...........................  Technology that enables television-      500,000 shares
                                    based Internet service
XO Nevada, L.L.C................  Telecommunications services in Las           37.5%
                                    Vegas and other areas of Nevada,
                                    formerly Nextlink Nevada

---------------

(a) In January 2001, Cox exercised its right to transfer its ownership in Excite@Home for approximately 64.4 million shares of AT&T common stock. Cox expects to complete this transaction during the first half of 2001.
(b) Adjusted for the January 2000 Liberate Technologies two-for-one stock split. Cox also owns warrants which are exercisable for an additional 433,333 common shares.
(c) Adjusted for the February 2000 Sprint PCS two-for-one stock split. Cox also owns warrants and convertible preferred stock which are exercisable for or convertible into an additional 10.3 million shares of Sprint PCS common stock -- Series 2.

     Cox Interactive Media Joint Ventures. Cox has invested in a series of local joint ventures with Cox Interactive Media, Inc., an indirect wholly-owned subsidiary of CEI, to develop, operate and promote advertising supported local Internet content, or City Sites, in the markets where Cox operates cable systems featuring high-speed Internet access. Cox Interactive Media owns the remaining interest in these joint ventures and is responsible for the day-to-day operations.

     Excite@Home. Excite@Home is both an Internet service provider and a supplier of comprehensive Internet navigation services. Excite@Home provides customers high-speed access to the Internet via a cable-modem and the cable broadband network. In August 2000, Cox consummated an agreement with Excite@Home pursuant to which the ownership, voting control and management of Excite@Home were restructured. As a result, Cox's veto rights and representation on the Excite@Home board were terminated. In addition, Cox agreed to extend its distribution of certain Excite@Home services through June 2006. Cox will receive warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems pass. Cox also has the right, under certain circumstances, to sell its shares in Excite@Home to AT&T, with a maximum amount payable to Cox of approximately $1.4 billion in cash or shares of AT&T common stock, as elected by Cox. Cox has accounted for this right as an investment, classified as available-for-sale, at its estimated fair value with unrealized gains or losses resulting from changes in the fair value between measurement dates as a component of accumulated other comprehensive income. In connection with the consummation of this agreement, Cox recognized a pre-tax gain of approximately $990.5 million.

     At December 31, 2000, Cox's investment in Excite@Home was comprised of 29.1 million shares of common stock and the right to sell such shares to AT&T. The estimated fair value of Cox's investment in Excite@Home, including the value ascribed to Cox's right to sell its Excite@Home shares to AT&T, was approximately $1.4 billion and $1.25 billion at December 31, 2000 and 1999, respectively.

     In January 2001, Cox exercised its right under the agreement with AT&T to transfer the corporation that owns its shares of Excite@Home to AT&T for shares of AT&T common stock. Cox anticipates receiving approximately 64.4 million shares of AT&T stock upon consummation of this transaction, which is currently expected to occur during the first half of 2001.

     Liberate Technologies. Liberate Technologies develops and sells software that enables the delivery of Internet-enhanced content and applications to information appliances, such as television set-top boxes, game consoles and personal digital assistants.

     National Cable Communications, L.L.C. National Cable Communications is the largest representation firm in cable advertising sales, enabling advertisers to place advertising with selected multiple systems on a regional or national single-source basis.

     Sprint PCS. Sprint PCS is a personal communications services provider and an indirect wholly-owned subsidiary of Sprint Corporation. Cox holds shares of unregistered Sprint PCS common stock -- Series 2. Each share of Sprint PCS common stock -- Series 2 automatically converts into a share of Sprint PCS common stock -- Series 1, the series traded on the New York Stock Exchange, upon the transfer of the Series 2 shares to any holder other than Cox, Comcast Corporation and AT&T Corp. or their respective affiliates. In February 2000, Sprint PCS split its outstanding shares two-for-one. Accordingly, all references to the number of Sprint PCS shares give effect to this split.

     Cox has issued three series of exchangeable subordinated debentures which are indexed to and settleable based on the trading price of Sprint PCS common stock. See Note 7. "Debt" in Part II, Item 8. "Consolidated Financial Statements and Supplementary Data."

     During 2000, Cox sold a total of 28.1 million shares of its Sprint PCS common stock for aggregate proceeds of $1,422.6 million and recognized total pre-tax gains of $1,193.0 million. In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock -- Series 2 for aggregate proceeds of $389.4 million. These contracts mature at various dates between 2004 and 2006 and, at Cox's election, can be settled in cash or shares of Sprint PCS common stock. See Note 7. "Debt" in Part II, Item 8. "Consolidated Financial Statements and Supplementary Data."

     TiVo, Inc. TiVo develops a consumer electronic device that acts like a digital personal video recorder, storing real-time video on hard disks.

     Worldgate Communications, Inc. Worldgate Communications has developed a technology that enables the television, either through analog or digital cable, to be used for Internet service.

     XO Nevada, L.L.C. XO Nevada, formerly Nextlink Nevada, markets and provides telephony services in the Las Vegas metropolitan area and elsewhere in Nevada through telephone networks owned or leased by XO Nevada.

COMPETITION

     Each of Cox's broadband services operates in a competitive environment. Cable television services, including cable Internet services, compete with other providers of video and entertainment, such as Direct Broadcast Satellite (DBS), private cable Satellite Master Antenna Television (SMATV), Multichannel Multipoint Distribution Service (MMDS), Open Video System (OVS), broadcast television and Digital Subscriber Line (DSL) systems, among others. Telephone services compete with various providers of both landline and wireless communications services. Wireless services currently compete with cellular, personal communications services (PCS), specialized mobile radio (SMR) systems and satellite communications services, and will probably face competition in the future from other services using additional spectrum the FCC makes available from time to time in spectrum auctions.

CABLE COMPETITION

     Cox's cable systems compete with a variety of news, information and entertainment providers, including:

     - DBS and Direct-to-Home program distributors that transmit video programming, data and other information by satellite to receiving dishes of varying sizes located on the customer's property;

     - SMATV or private cable systems, which serve condominiums, apartments, office complexes and private residential developments without crossing public rights-of-way;

     - MMDS or wireless cable operators, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers;

     - OVS and competitive traditional cable systems that have been franchised by local governments to provide cable television services in areas where Cox operates (Overbuilders);

     - local television broadcast stations providing free off-air programming;

     - Internet Service Providers (ISPs);

     - newspapers, magazines and book stores;

     - movie theaters;

     - live concerts and sporting events; and

     - home video products including videotape cassette recorders.

     DBS is the cable industry's largest competitor, and DBS subscribership continues to grow. According to recent government and industry reports, conventional medium and high-powered satellites typically provide more than 300 channels of digital video and other programming to over 14.4 million individual households, condominiums, apartments and office complexes in the U.S. DBS services are available throughout the country and offer programming comparable to that provided by cable systems, including:

     - news channels;

     - movies;

     - television broadcast stations;

     - live concerts and sporting events; and

     - other program services similar to those provided by cable systems, including Internet services.

     As the result of federal legislation enacted in November 1999, DBS providers are now authorized to provide local television broadcast signals to subscribers residing within a television station's local market. This legislation has permitted satellite carriers to offer programming packages that more closely resemble those offered by cable systems. Congress also imposed on satellite carriers "must carry" obligations with respect to local television stations, which are scheduled to become effective beginning January 1, 2002. These satellite "must-carry" obligations have been appealed, and if the appeal is successful, satellite carriers would have more flexibility to offer only the most popular television stations to their customers and thereby conserve channel capacity to offer additional services.

     Two major companies, DirecTV and EchoStar Communications Corporation, are currently offering nationwide high-power DBS services and are among the ten largest providers of multichannel video programming service. The growth of noncable video subscribers continues to be primarily attributable to the growth of DBS service, which attracts both former cable subscribers and consumers not previously subscribing to video service. Like cable, the DBS industry is marketing advanced services. DBS providers currently offer satellite-delivered high-speed Internet access services using a telephone return path and have future plans for true two-way interactivity. EchoStar also has a 17.6% stake in Starband (formerly called Gilat-2-Home), which has launched a high-speed Internet access service using a single antenna capable of receiving EchoStar's video signal as well as two-way, high-speed Internet access. Another satellite company called WildBlue (formerly iSKY) recently reported that it intends to deliver two-way high-speed Internet access to residential markets beginning late in 2001 using the Ka-band and spot beam technology. The FCC has initiated a DBS rulemaking proceeding, which, among other issues, requests comments on whether the FCC should implement cross-ownership restrictions between DBS and cable operators.

     The differences between cable and DBS continue to diminish, and the FCC's Annual Report indicates that DBS subscribers continue to report higher levels of satisfaction over cable. These advantages may lessen as cable operators offer digital services that match DBS service in terms of technical quality and channel capacity. Cox is unable to predict the impact DirecTV's and EchoStar's enhanced operations may have on its business and operations.

     Programming also is currently available to the owners of home satellite dish earth stations through conventional, medium-powered satellites. However, in contrast to the growth of DBS subscribers, the medium-powered or C-Band industry is experiencing a steady decline in subscribers as customers move to DBS services with its smaller antennas. Nevertheless, medium powered service is expected to continue as a viable business for the foreseeable future as a niche distribution medium serving rural subscribers not served by cable.

     SMATV systems transmit signals by satellite to receiving facilities located on private property such as condominiums, apartments, office complexes and other private residential developments. These systems also are beginning to offer local and long distance telephone service and high-speed Internet access along with video service. SMATV systems, which normally are free of the regulatory burdens imposed on franchised cable systems, often enter into exclusive agreements with property owners or managers that may preclude franchised cable systems from serving their residents, although some states have enacted laws prohibiting such exclusive arrangements. Courts reviewing challenges to these laws have reached varying results. Cox is unable to predict the extent to which additional competition from these services will materialize in the future or the impact such competition would have on its operations. However, Cox is continuing to develop competitive packages of services (Cox Digital Cable, Cox@Home and Cox Digital Telephone) to offer these residential and commercial developments.

     Cable systems also compete with MMDS or wireless cable systems, which are licensed to serve specific areas using low-power microwave frequencies. The FCC recently amended its regulations to provide wireless systems the flexibility to employ digital technology in delivering two-way communications services, including high-speed Internet access. This development, along with the use of digital compression technology, will enable wireless cable systems to deliver more channels and additional services. Currently, a few wireless operators offer Internet service. However, one such system in Phoenix, Arizona has over 10,000 customers subscribing to its Internet service, and is competing with Cox's cable system and Qwest Communications' (formerly U.S. West) DSL offering discussed below. BellSouth Entertainment, a BellSouth-affiliated company, provides wireless MMDS service in Cox's New Orleans, Louisiana market and offers a basic package of over 160 local, cable, satellite and digital music channels. Cox has introduced new programming services in response to the increasing competitive environment in which the New Orleans system operates. A wireless cable operator also is authorized or has commenced service in several California communities where Cox operates. In addition, the FCC has awarded licenses in the 28 Gigahertz band for a new multichannel wireless video service called Local Multipoint Distribution Service (LMDS), which, like MMDS, is capable of transmitting voice and high-speed Internet access as well as video transmissions. The FCC has authorized, pending technical feasibility studies, the co-sharing of DBS spectrum for a new terrestrial wireless service which could provide video, voice and data transmission services. Cox is unable to predict whether these wireless services will have a material impact on its operations.

     Because Cox's cable systems operate under non-exclusive franchises, overbuilders may obtain permission to operate cable television or OVS systems in Cox's service areas. To date, the extent of actual overbuilding in these areas has been relatively slight, and fewer than 2% of Cox's total homes passed are overbuilt at this time. While Cox believes that the current level of overbuilding has not had a material impact on its operations, it is unable to predict the extent to which adverse effects may occur in the future as a result of overbuilds.

     In an effort to facilitate competition between incumbent cable operators and telephone companies, the 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. Consequently, communications carriers or other entities may provide multichannel video programming services as either cable television or OVS operators. Although few telephone companies have entered the video distribution market as either cable television or OVS operators, other overbuilders have been authorized to provide service in a few of the areas where Cox operates. The 1996 Act also restricts telephone companies and incumbent cable operators from "buying out" the others' operations within their service area, although exceptions exist for certain suburban and rural markets. See "-- Legislation and Regulation."

     Pursuant to the 1996 Act, the FCC adopted regulations for the issuance of digital television (DTV) licenses to incumbent television broadcast licensees. DTV is capable of delivering high-definition television pictures, multiple digital program streams, as well as CD-quality audio programming and advanced digital services such as data transfer or subscription video. The FCC recently issued regulations governing the carriage of digital television signals on cable systems. See "-- Legislation and Regulation." In addition, the FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. Telephone companies and other common carriers also offer competitive facilities for the transmission and distribution of data and other non-video services.

     Other new technologies, including Internet-based services, also compete with cable-delivered services. For example, many of Cox's cable systems offer high-speed Internet services and compete with existing ISPs as well as DBS providers and local and long-distance telephone companies offering DSL service. Real-time (i.e., streaming) and downloadable video accessible over the Internet continue to improve in quality and are becoming more widely available, although streaming Internet video has yet to become a direct competitor to traditional video services. A number of companies, including telephone companies and ISPs, have lobbied vigorously for local, state and federal government regulations that would require cable systems to provide capacity for these companies and others to deliver Internet and other interactive television services directly to cable customers. Cable operators have challenged local government efforts to unilaterally impose these so-called "open access" requirements, and although the reasoning behind the few court decisions dealing with these issues has been inconsistent, each ultimately has invalidated such local "open access" requirements. The FCC recently initiated a regulatory proceeding to consider "open access" and related regulatory issues, and in connection with the AOL-Time Warner merger, imposed, together with the Federal Trade Commission (FTC), certain "open access," technical performance, and other requirements related to the merged company's Internet and Instant Messaging platforms. Whether the policy framework reflected in these agencies' merger reviews will be imposed on an industry-wide basis is uncertain. However, franchise renewals and transfers could become more difficult depending upon the outcome of these issues. See "-- Legislation and Regulation."

     Telephone companies are accelerating their deployment of Asymmetric Digital Subscriber Line (ADSL) technology. ADSL-type technology, or xDSL, which allows Internet access at peak data transmission speeds equal to or greater than that of cable modems, is the most significant competitor to cable high-speed Internet access services. xDSL technology has certain advantages over cable broadband technology, including the ability to offer simultaneous, high-speed Internet and voice or facsimile capabilities over a single telephone line. Dedicated xDSL lines can guarantee users both a constant, high-speed data transmission rate and security, unlike cable's shared network in which data transfer speeds decrease as the number of users increase. In Phoenix, Qwest uses Very High-Speed Digital Subscriber Line (VDSL) to distribute video, high-speed Internet access and telephone service over existing copper phone lines. However, Qwest recently announced it will cease marketing VDSL and will continue the service only for existing customers.

     Cox expects advances in communications technology, marketplace developments and regulatory and legislative changes to occur in the future. New technologies and services may develop and may compete with services offered by Cox's cable systems. Consequently, Cox is unable to predict the effect that ongoing or future developments might have on its business and operations.

TELEPHONY COMPETITION

     While the current switched voice and data telecommunications market is dominated by local telephone companies, also known as incumbent Local Exchange Carriers (LECs), the 1996 Act presents unprecedented opportunities for new entrants into these markets. Under the 1996 Act, and subject to certain limitations for rural LECs, the FCC may preempt any state or local law or regulation that prohibits or has the effect of prohibiting any entity from providing telecommunications services. The 1996 Act is intended to open local exchange markets to competition, which should result in a substantial increase in Cox's business opportunities to deliver telecommunications services over its cable broadband networks. Among the more significant provisions of the 1996 Act are those that:

     - remove legal barriers to entry in local telephone markets;

     - require incumbent LECs to "interconnect" with competitors, including the provision of necessary elements for local competition such as telephone number portability;

     - establish procedures for incumbent LEC entry into new markets such as long distance and cable;

     - allow for reducing the regulation of telecommunications services provided by incumbent LECs and all other telecommunications service providers; and

     - direct the FCC to establish an explicit subsidy mechanism for the preservation of universal telephone service.

     Under the 1996 Act, new wireline entrants are subject to federal regulatory requirements for the provision of local exchange service in any market. The 1996 Act imposes a number of access and interconnection requirements on all LECs, and imposes additional requirements on incumbent LECs. Specifically, the 1996 Act required the FCC to implement rules under which all LECs must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale and access to rights-of-way. The 1996 Act also requires state commissions to review and approve voluntarily negotiated interconnection agreements and to arbitrate unresolved compulsory interconnection negotiations between new entrants and incumbent LECs. These requirements also place burdens on new entrants that may benefit their competitors. In particular, the resale requirement means that a company could seek to resell services using the facilities of a new entrant such as Cox without making a similar investment in facilities. In addition to incumbent LECs and existing competitive access providers, new entrants potentially capable of offering switched and non-switched telecommunications services include individual cable companies, electric utilities, long-distance carriers, microwave carriers, terrestrial and satellite wireless service providers, resellers and private networks built by large end-users or groups of these entities in combination.

     In response to a 1997 Eighth Circuit Court of Appeals decision that overturned many of the FCC's rules adopted to implement the 1996 Act's interconnection requirements, including the FCC's Total Element Long-Run Incremental Cost (TELRIC) pricing methodology, the United States Supreme Court upheld the FCC's interconnection rules in all respects relevant to Cox. The Supreme Court:

     - upheld the FCC's jurisdiction to set the pricing methodology for the purchase of unbundled network elements and resale, as well as the FCC's right to define unbundled network elements broadly;

     - affirmed the FCC's power to forbid incumbent LECs from separating network elements that are normally provisioned together;

     - upheld the FCC's "pick and choose" rule, which allows competitive carriers to require that an incumbent LEC make available any interconnection, service or network element contained in an approved agreement to which the LEC was a party under the same terms and conditions, and which thereby allows carriers to adopt provisions found in other interconnection agreements; and

     - overturned the FCC criteria governing when proprietary network elements must be unbundled by an incumbent LEC. (Because Cox makes use of its existing cable network to offer telecommunications services, it does not make extensive use of unbundled network elements from incumbent LECs. This relative lack of dependence upon incumbent LEC network elements provides Cox with additional flexibility to create innovative services and positions it favorably vis-a-vis non-facilities-based telecommunications providers.)

     On July 18, 2000, however, the Eighth Circuit vacated the FCC's TELRIC methodology. The Supreme Court agreed to hear an appeal of the Eighth Circuit's decision, which is scheduled for the Supreme Court's October 2001 session. If the Supreme Court does not reinstate the FCC's TELRIC pricing rules, Cox's interconnection costs could increase. In addition, Congress is considering legislation that could modify the current regime of interconnection payments. If the proposed legislation is enacted in its current form, it could reduce Cox's costs for interconnection but also eliminate any revenues Cox may gain from providing interconnection to other LECs, including incumbent LECs.

     On March 5, 2001, the United States Supreme Court agreed to hear a dispute over whether federal courts can review state public utility commission (PUC) decisions that arise when they arbitrate interconnection disputes between LECs and competitive carriers. The Communications Act permits carriers to appeal PUC decisions to United States District Courts. Several state commissions have challenged whether this provision violated the Eleventh Amendment, which gives states immunity from suits in federal court. Should the Supreme Court determine that states are immune from such suits in federal court, carriers would be limited in their challenges to state arbitration decisions at the federal court level.

     In July 1996, the FCC released an order promulgating rules implementing the 1996 Act's directive for all LECs to provide their customers with local telephone number portability, which allows customers to maintain an existing telephone number assignment upon switching local exchange service providers. In February 1999, the FCC granted a request to delay implementation of local number portability for broadband commercial mobile radio service providers until November 24, 2002, subject to any later determination by the FCC that earlier implementation would be necessary to conserve telephone numbers. Because new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Order should enhance Cox's ability to offer service in competition with the incumbent LECs. Additionally, the FCC has instituted a range of number conservation measures that apply to all LECs.

     While not directly required by the 1996 Act, the FCC also adopted an order intended to reform interstate access charges that are generally acknowledged to contain subsidy elements, also known as the Access Reform Order. The Access Reform Order modified the previous access charge system by shifting some costs from per-minute charges to flat charges and through other changes. The FCC also simultaneously adopted an order that reduced access charges under the existing rate regulation regime. The FCC continues to review and revise its access charge regime. For example, on May 31, 2000, the FCC approved an access-charge reform plan proposed by the Coalition for Affordable Local and Long Distance Services (CALLS), which is mandatory for all large incumbent LECs for one year and which calls for: (1) a $3.2 billion reduction in access charges paid by long distance companies; (2) combining the subscriber line charge and pre-subscribed interexchange carrier charge into one consumer charge that would be lower than two separate charges and would eliminate one line item from consumers' phone bills; and (3) removal of $650 million in universal service subsidies from interstate access charges paid by long distance companies. The access-charge reduction could result in significant reductions in customer telephone bills, thereby creating additional competitive pricing pressure on competitors of incumbent LECs, such as Cox.

     On February 25, 1999, the FCC adopted an order addressing the jurisdictional nature of dial-up traffic delivered to ISPs. The FCC determined that dial-up traffic delivered to ISPs is largely interstate. This order was appealed to the District of Columbia Circuit and remanded back to the FCC. Enforcement of some of Cox's interconnection agreements has been affected by the FCC's decision and the refusal of some incumbent LECs to pay Cox reciprocal compensation for dial-up traffic delivered to ISPs. In light of the FCC's finding that the traffic delivered to ISPs is subject to federal jurisdiction, many state commissions have reconsidered their previous decisions to enforce the relevant payment terms of interconnection agreements and are divided on the enforcement of reciprocal compensation provisions in existing interconnection agreements. For example, the Virginia State Corporation Commission refused to assume jurisdiction over the issue of whether Cox was entitled to reciprocal compensation payments from incumbent LECs in Virginia. Cox petitioned the FCC to assume jurisdiction and preempt the Virginia Commission. The FCC granted Cox's petition and has agreed to hear Cox's disputes over reciprocal compensation in Virginia. However, there can be no assurance that Cox will recover reciprocal compensation for traffic delivered to ISPs that it believes it is entitled to under some of its existing contracts with incumbent LECs.

     Other Related Competitive Matters. In November 1998, AT&T filed a petition requesting that the FCC issue a declaratory ruling confirming that long distance carriers may elect not to purchase switched access service offered under tariff by competitive LECs such as Cox. The FCC denied the petition in August 1999. However, it determined that AT&T's petition demonstrated a need for the FCC to revisit the issue of the scope of its regulation of competitive LEC access rates. The FCC is currently considering and has sought additional comment on whether and how to reform the manner in which competitive LECs may tariff charges for the switched local exchange access services they provide to interexchange carriers. This proceeding is pending at the FCC.

LEGISLATION AND REGULATION

     The cable industry is regulated to varying degrees by the FCC, certain state governments and agencies and most local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal, state and local agencies may materially affect the cable industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable industry and a brief description of certain state and local laws.

     The Federal Communications Act of 1934 (the Communications Act), as amended by the 1984 Cable Act, the 1992 Cable Act and the 1996 Act, establishes comprehensive national standards and guidelines for the regulation of cable, telecommunications and broadcasting systems and identifies the boundaries of permissible federal, state and local government regulation. The 1996 Act is intended, in part, to promote substantial competition in the telecommunications, multichannel video and advanced communications markets and, among other things, permits cable operators to enter the local telephone exchange market. Cox's ability to offer telephone services in competition with incumbent LECs and others will be affected by the degree and form of regulatory flexibility ultimately afforded by the FCC to incumbent LECs, and will depend, in part, upon FCC determinations regarding telecommunications markets generally.

     The telephony provisions of the 1996 Act establish a national policy of promoting local exchange competition by eliminating legal barriers to competition and by setting standards to govern relationships among telecommunications providers, including, among others, the interconnection of competitive carriers and the unbundling of monopoly incumbent LEC services. The statute expressly preempts legal barriers to telecommunications competition under state and local laws. The 1996 Act also establishes new requirements for the maintenance and enhancement of universal telephone service and imposes obligations on telecommunications providers to maintain customer privacy.

     Various provisions of the 1996 Act affect cable system operators. Among other things, the 1996 Act required the FCC to revise its pole attachment rate formula, and this revision has resulted in increased rates for entities, including cable operators, that provide telecommunication services. In its October 2001 term, the United States Supreme Court will hear a case that will determine whether a cable operator's provision of Internet services disqualifies the cable operator's pole attachments from the protection of the Communications Act and the FCC's regulations. The 1996 Act also contains provisions regulating the content of video programming and computer services. Specifically, the 1996 Act prohibited the use of computer services to transmit "indecent" material to minors and required cable operators to fully scramble or otherwise block any channels "primarily dedicated to sexually oriented programming" or to limit carriage of such channels to late-night hours. The Supreme Court recently held these provisions to be unconstitutional.

     Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition of granting, renewing or transferring a cable franchise, and is preempted from regulating telecommunications services provided by cable operators or from requiring them to obtain a cable franchise to provide such services. The 1996 Act also liberalized the standards under which a cable operator would be deemed to be subject to "effective competition," and, beginning in April 1999, eliminated rate regulation of all service tiers other than the "broadcast basic" tier.

     The 1996 Act required the FCC to undertake numerous rulemaking proceedings to interpret and implement the 1996 Act, many of which are subject to pending petitions for reconsideration, court appeals, or both. Cox is unable to predict the outcome of these proceedings or their effect on Cox in particular or the cable industry in general. Cox expects further court actions and regulatory proceedings, which will define the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect the cable industry and Cox's business and operations. In the following paragraphs, the federal laws and regulations materially affecting the growth and operation of the cable industry are summarized, and a brief description of certain state and local proceedings is also provided.

CABLE REGULATION

     The Communications Act and the regulations and policies of the FCC affect significant aspects of Cox's cable system operations, including:

     - subscriber rates;

     - the content of programming Cox offers to subscribers, as well as the manner in which Cox markets its program packages to subscribers;

     - the use of Cox's cable system facilities by local franchising authorities, the public and other unrelated companies;

     - the use of utility poles and conduit;

     - cable system and programming ownership limitations and prohibitions;

     - franchise agreements with local governmental authorities;

     - compliance with technical standards; and

     - customer service standards.

     RATE REGULATION. The Communications Act authorizes FCC-certified local franchising authorities to regulate rates for basic tier cable services and associated customer equipment and installations in communities where the cable operator is not subject to "effective competition," as defined by federal law. Until April 1, 1999, the rates for certain non-basic "cable programming service tiers" were also subject to FCC regulation. The Communications Act and the FCC's regulations prohibit the regulation of cable rates where the operator establishes that it is subject to "effective competition." Under the Communications Act, effective competition exists where: (1) the cable operator serves less than thirty percent (30%) of the households in its franchise area (low penetration); (2) other unaffiliated multichannel video programming distributors serve a combined total of more than fifteen percent (15%) of the households in the franchise area, provided that at least two such distributors, including the cable operator, offer service to at least fifty percent (50%) of the households in the franchise area (competing provider); (3) the franchising authority operates as a multichannel video programming distributor and offers service to at least fifty percent (50%) of the households in the franchise area; or (4) a telephone company, its affiliate, or another distributor using their facilities offers comparable video programming services by any means other than direct-to-home satellite in the franchise area of an unaffiliated cable operator. Under the effective competition standard adopted in the 1992 Cable Act, most cable systems became subject to rate regulation.

     In accordance with the 1992 Cable Act, the FCC adopted detailed rate regulations, guidelines and rate forms that Cox and local franchising authorities are required to use in calculating regulated basic service and equipment rates. The FCC also adopted comprehensive regulations that allow cable systems to modify regulated rates on a quarterly or annual basis to account for changes in the number of regulated channels, inflation and certain "external" costs such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. Cox cannot predict whether the FCC will modify these rate regulations in the future.

     If a local franchising authority concludes that Cox's basic service and equipment rates are too high under the FCC's rate rules, the local franchising authority may require Cox to reduce its rates and refund overcharges to subscribers with interest. Cox may appeal adverse local rate decisions to the FCC, and the FCC may reverse any rate decision made by a local franchising authority if the decision is inconsistent with the FCC's rules and policies. Approximately 243 communities served by Cox's cable systems representing approximately 45% of total communities served currently regulate Cox's basic service and equipment rates.

     The Communications Act also:

     - prohibits the regulation of cable rates for programming offered on a per-channel or per-program basis;

     - requires operators to establish a uniform rate structure throughout each franchise area that is not subject to effective competition, while allowing operators to offer non-predatory bulk discount rates for subscribers in commercial and residential developments; and

     - permits regulated basic equipment and installation rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional and company level.

     Franchising authorities in a number of communities in which Cox operates cable systems initiated basic service and equipment rate regulation pursuant to the Communications Act and FCC regulations. In addition, certain subscribers and franchising authorities filed complaints challenging the reasonableness of Cox's rates for cable programming service tiers under former statutory and regulatory provisions that were in effect prior to April 1, 1999. Cox submitted rate justifications to these franchising authorities and filed responses to the rate complaints with the FCC. Franchising authorities and the FCC issued a number of rate decisions regarding basic tier and cable programming service tier rates, and the FCC is processing several complaints regarding cable programming service tier rate increases implemented prior to April 1, 1999 by Cox or cable systems Cox has acquired.

     CARRIAGE OF BROADCAST TELEVISION SIGNALS. The Communications Act allows local commercial television broadcast stations to elect once every three years either:

     - mandatory carriage by a cable system located within the station's designated market area (subject to certain exceptions); or

     - a "retransmission consent" agreement negotiated between the station and the cable system regarding the terms under which the station may be carried.

     The Communications Act requires a cable operator to devote as much as one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Cable systems must negotiate retransmission consent for any additional "distant" commercial television stations (except for certain commercial satellite-delivered independent "superstations" such as WGN), commercial radio stations or certain low-power television stations the cable system wishes to carry.

     The FCC also initiated an administrative proceeding to consider the requirements for mandatory carriage of digital television signals. In the first phase of this proceeding, the FCC implemented technical and operational standards for the carriage of digital television signals, determined that a digital-only television station and a digital station that has surrendered its analog channel have mandatory carriage rights on cable systems in their local service areas, and determined that a digital-only station has the discretion to elect carriage in either a digital or converted analog format. The FCC declined to order the carriage of both the analog and digital format of television stations. However, the FCC requested additional comments and information to determine whether cable systems have enough channel capacity to carry both the broadcasters' analog and digital formats, and whether requiring the carriage of both formats would constitute an impermissible First Amendment burden on a cable operator. Cox cannot predict the ultimate outcome of this proceeding, which could have a material effect on the number of services that Cox will be required to carry on its cable systems.

     USE OF CABLE SYSTEMS BY THE GOVERNMENT AND UNRELATED THIRD PARTIES. The Communications Act allows local franchising authorities and unrelated third parties to have access to cable systems' channel capacity for their own use. For example, the Communications Act:

     - permits franchising authorities to require that cable operators provide channel capacity for public, educational and governmental access programming; and

     - requires cable systems with 36 or more activated channels to designate a significant portion of their channel capacity for programming provided by unaffiliated third parties under regulated lease arrangements (commercial leased access).

     The FCC also regulates various aspects of commercial leased access on cable systems, including the rates and certain terms and conditions of the commercial use.

     In connection with franchise transfers, renewals or general regulation of cable operations, a few local franchising authorities have imposed or attempted to impose so-called "open access" conditions under which cable operators would be required to provide ISPs with non-discriminatory access to the operator's system. In the few instances where local franchising authorities have imposed such requirements, federal courts have struck them down as violations of the Communications Act or the United States Constitution, although the rationales for each decision have varied. The ultimate regulatory classification of Internet services provided by cable operators -- whether an information service, telecommunications service or cable service under the Communications Act -- will affect Cox's operations, including but not limited to whether Cox will be required to pay local government franchise fees on cable Internet revenues. Two federal district courts have classified cable Internet service as a cable service, whereas one federal appellate court classified it as a service with both information and telecommunications service components. Another federal appellate court concluded that Internet service is neither a cable service nor a telecommunications service, but rather an information service. See "-- Pole Attachments." These conflicting rulings increase the possibility that the classification of cable Internet service could be decided by the Supreme Court. In addition, the FCC recently initiated an administrative proceeding to gather information about various regulatory and policy issues concerning cable Internet services. Cox cannot predict the ultimate outcome of these judicial and administrative proceedings.

     Late in September 1999, the City of Fairfax, Virginia enacted an ordinance that purported to condition the transfer of a cable franchise from Media General, Inc. to a subsidiary of Cox permitting any requesting ISP access to its cable system on the same basis that it provides access to its affiliated ISP. Although the City has only 6,000 customers out of a total of 223,000 customers in Fairfax County, the City and County systems are integrated operationally. Cox accepted the franchise transfer, but rejected the open access condition and reserved its right to challenge the legality of the purported requirement.

     As noted above, the FCC recently initiated an administrative proceeding to gather information about various regulatory and policy issues relating to cable Internet services, including among other things whether the FCC can and should consider mandating ISP access to cable operators' high-speed broadband facilities. The FCC initiated this proceeding, in part, due to the conflicting federal court decisions noted above, which have addressed the appropriate regulatory classification of cable Internet services. In connection with their review of the recent AOL-Time Warner merger, the FCC and the FTC did impose certain open access, technical performance and other requirements related to the merged company's Internet and Instant Messaging platforms.

     After the United States Court of Appeals for the Ninth Circuit decided that Internet over cable was not a cable service, Cox determined that it was at legal risk in California, Nevada and Arizona by continuing to collect cable franchise fees on revenue derived from Internet service. Cox therefore notified affected local franchising authorities in those states that it could no longer collect and remit cable franchise fees on its Internet service revenues pending a final determination by the FCC and the courts of whether Internet over cable constitutes a cable service under the Communications Act. Although the Ninth Circuit's decision is only applicable in certain western states, plaintiffs recently filed a class action lawsuit in federal district court in Virginia claiming that Cox should cease collecting franchise fees for cable Internet services as it has done in California, Nevada and Arizona. In addition, following the Ninth Circuit decision, Verizon Communications filed a lawsuit in federal district court in San Diego, California, alleging that Cox's Internet service is a telecommunications service and that Cox has unlawfully refused to provide broadband transmission service and interconnection to Verizon's competitive LEC and Internet service provider affiliates.

     A consumer class action suit also was filed in federal district court in Los Angeles against Cox and all the major Multiple System Operator's (MSOs) who have Internet affiliations with @Home and Road Runner. The lawsuit alleges unlawful product tying and seeks damages on behalf of consumers unable to access their ISP of choice through cable systems without paying for both the bundled cable ISP service and the other ISPs' services.

     Legislation was introduced last year in Congress which, among other things, would have required cable operators to offer interconnection to unaffiliated ISPs on terms and conditions that are fair, reasonable and non-discriminatory, and would have permitted the FCC to set the rates, terms and conditions of such interconnection. Although the legislation was not enacted and has yet to be introduced in the current congressional session, its sponsors have stated that it will soon be re-introduced. Cox cannot predict if similar proposals will be introduced or adopted in the future or whether such proposals, administrative proceedings or litigation will have a material impact on the business and operations of Cox.

     POLE ATTACHMENTS. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for use of utility poles and conduit space unless state authorities have certified to the FCC that they adequately regulate pole attachment rates, as is the case in certain states Cox operates. In the absence of state certification, the FCC regulates pole attachment rates, terms and conditions only in response to a formal complaint.

     The 1996 Act modified the FCC's pole attachment regulatory scheme by:

     - requiring that the FCC adopt new regulations, which became effective in February 2001, governing pole attachment rates for companies, including cable operators, that provide telecommunications services; and

     - requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility.

     The FCC's original cable pole attachment rate formula governs the maximum rate certain utilities may charge cable operators providing only cable services for attachments to the utility's poles and conduits. The FCC also adopted a higher telecommunications rate formula effective February 2001, which governs the maximum attachment rate for companies providing telecommunications services, including cable operators. The resulting increase in attachment rates due to the FCC's new rate formula will be phased in equal increments over a five-year period.

     Several parties requested that the FCC reconsider its new regulations and several parties challenged the new rules in court. A federal appellate court upheld the constitutionality of the new statutory provision requiring utilities to provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. However, based upon its conclusion that Internet over cable was neither a cable service nor a telecommunications service, the same court determined in a separate case that the FCC had no authority to regulate pole attachments used to provide both high-speed Internet access and cable services. Although this decision has been stayed pending review by the United States Supreme Court in its October 2001 term, a number of utilities controlling poles in Cox's service areas have unilaterally implemented significant changes in contract terms and increases in pole attachment rates. Cox has joined in complaints filed at the FCC by various state cable associations challenging these rate increases and new contract terms. If the United States Supreme Court does not reverse this adverse appellate court decision, however, the rates, terms and conditions imposed by utilities for pole attachments will likely become more onerous. Cox is unable to predict the outcome of this litigation, the ultimate impact of any revised FCC rate formula, or the effect of any new pole attachment regulations on its business and operations.

     OWNERSHIP. The FCC's rules generally prohibit direct or indirect common ownership, operation, control or interests between a cable system and a local television broadcast station whose television signal (predicted grade B contour as defined under FCC regulations) reaches any portion of the community served by the cable system. For purposes of the cross-ownership rules, "control" of licensee companies is attributed to all 5% or greater stockholders, other than passive investors such as mutual funds, banks and insurance companies, which may own less than 20% without attribution of control, as well as to entities holding 33% or more of a company's combined equity plus debt. This rule prohibits Cox from owning or operating a cable system in the same area in which CEI or one of CEI's subsidiaries owns or operates a television broadcast station.

     In 1999, the FCC modified its cable attribution rules that identify when the ownership or management by Cox or third parties of other communications businesses -- including cable systems, television broadcast stations and local telephone companies -- may be imputed to Cox for purposes of determining compliance with the FCC's ownership restrictions. In March 2001, however, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded certain aspects of the FCC's cable attribution rules. In particular, the court: (1) reversed the FCC's elimination of the "single majority shareholder" exemption, which exempted from attribution minority shareholder interests in companies with a single majority shareholder; and (2) reversed the FCC's policy barring a limited partner from securing an attribution exemption when the limited partner also sells programming to the partnership. Cox is unable to predict the ultimate outcome of the litigation, or of any revised attribution rules the FCC may adopt, on Cox's business or operations.

     The 1996 Act also eliminated the statutory ban on the cross-ownership of a cable system and a television station, and permitted the FCC to amend or revise its own regulations regarding the cross-ownership ban. The FCC repealed its broadcast network/cable system cross-ownership ban but retained its prohibition, described above, governing cable broadcast station cross-ownership.

     The cross-ownership prohibitions could preclude investors from holding ownership interests in Cox if they simultaneously served as officers or directors of, or held an attributable ownership interest in, these other businesses. These prohibitions could also preclude Cox from acquiring a cable system if Cox's officers or directors served as officers or directors of, or held an attributable ownership in, these other businesses operating within the same area as the cable system to be acquired.

     The 1996 Act generally restricts common carriers and cable operators from holding more than a 10% financial interest or any management interest in the other's operations within their service area or from entering joint ventures or partnerships with cable operators in the same market. These "buy-out" restrictions are subject to four general exceptions, which include population density and competitive market tests. The FCC may waive the buyout restrictions if it determines that:

     - the cable operator or LEC would be subject to undue economic distress by enforcement of the restrictions;

     - the cable system or LEC facilities would not be economically viable if the provisions were enforced;

     - the anticompetitive effects of the proposed transaction clearly would be outweighed by the public interest in serving the community; and

     - the local franchising authority approves the waiver.

     GENERAL OWNERSHIP LIMITATIONS. The Communications Act generally prohibits Cox from owning and/or operating a SMATV or a wireless cable system in any area where Cox provides franchised cable service. However, the cable/SMATV and the cable/wireless cable cross-ownership rules are inapplicable in any franchise area where the operator faces "effective competition," or where the cable operator owned the SMATV system prior to the 1992 Cable Act. In addition, the FCC's rules permit a cable operator to offer service through SMATV systems in the operator's existing franchise area so long as the service is offered according to the terms and conditions of the cable operator's local franchise agreement.

     Pursuant to the 1992 Cable Act, the FCC adopted rules establishing a 30% horizontal limit on the number of subscribers a cable operator is permitted to serve nationwide, and a 40% vertical limit on the amount of cable operator channel capacity that may be occupied by video programmers in which the operator has an attributable interest. On March 2, 2001, however, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's horizontal and vertical ownership rules. The FCC will likely commence a new administrative proceeding to re-evaluate these ownership rules in light of the court's opinion. Cox is unable to predict the outcome of this proceeding or the impact any revised FCC ownership rules may have on Cox's business and operations.

     LOCAL TELEPHONE COMPANY OWNERSHIP OF CABLE SYSTEMS. Prior to the 1996 Act, federal cross-ownership restrictions limited entry into the cable business by potentially strong competitors such as telephone companies. The 1996 Act made far-reaching changes in the regulation of local telephone companies that provide cable services. The 1996 Act:

     - eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including repeal of the statutory telephone company/cable television cross-ownership prohibition (thereby allowing local telephone companies to offer video services in their local telephone service areas);

     - preempted legal barriers to competition that previously existed in state and local laws and regulations;

     - set basic standards for relationships between telecommunications providers; and

     - limited acquisitions among cable systems and telephone companies in the same market and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

     Under the 1996 Act, local telephone companies and other entities may provide video programming services as traditional cable operators or, among other things, as OVS operators, subject to certain conditions. OVS operators are exempt from several of the regulatory obligations that currently apply to cable operators. However, certain restrictions and requirements remain applicable to OVS operators, including without limitation the obligation to obtain a franchise if required by a franchising authority and the obligation to comply with the FCC's sports blackout, network non-duplication, syndicated exclusivity and mandatory carriage rules. Those companies that elect to provide video services over an open video system may do so upon obtaining certification by the FCC.

     The Copyright Office has yet to determine the manner in which OVS operators will be treated for purposes of copyright liability. Upon compliance with such requirements and FCC rules that mirror statutory requirements, an OVS operator will be exempt from various statutory restrictions which apply to cable operators, such as broadcast-cable ownership restrictions, commercial leased access requirements, rate regulation and consumer electronics compatibility requirements. OVS operators are, however, subject to "franchise" fees charged by local franchising authorities or other governmental entities, but such fees may not exceed those imposed on cable operators.

     Under the 1996 Act, common carriers providing cable service through cable systems or open video systems are not bound by the interconnection obligations of Title II, which otherwise would require the carrier to make available on a nondiscriminatory basis capacity for the provision of cable service directly to subscribers. In addition, common carriers are not required to obtain a certification under Section 214 of the Communications Act to establish or operate a video programming delivery system. The FCC has ruled that cable operators may elect to operate OVS, but only if they are subject to effective competition. The FCC's rules prohibit a cable operator from terminating an existing franchise agreement to become OVS operator.

     OTHER STATUTORY PROVISIONS. One of the underlying competitive policy goals of the 1992 Cable Act is to limit the ability of vertically integrated program suppliers from favoring affiliated cable operators over unaffiliated program distributors. Consequently, with certain limitations, federal law generally:

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

     The Communications Act requires cable operators, upon the request of a subscriber, to scramble or otherwise fully block any channel the subscriber does not wish to receive. The Communications Act also contains restrictions on the transmission by cable operators of obscene or indecent programming. A three-judge federal district court determined that certain statutory restrictions regarding channels primarily dedicated to sexually oriented programming were unconstitutional, and the United States Supreme Court recently affirmed the lower court's ruling.

     The Communications Act and the FCC's rules also include provisions concerning, among other things:

     - customer service;

     - subscriber privacy;

     - marketing practices;

     - equal employment opportunity; and

     - the regulation of technical standards and equipment compatibility.

     OTHER FCC REGULATIONS. The FCC adopted cable inside wiring rules to provide specific procedures for the disposition of residential home wiring and internal building wiring where a subscriber terminates service or where an incumbent cable operator is forced by a building owner to terminate service in a multiple dwelling unit (MDU) building. The FCC is also considering additional rules relating to inside wiring that, if adopted, may disadvantage incumbent cable operators. Unless operators retain rights under state statutory or common law to maintain ownership rights in the wiring, MDU owners could use these new rules to coerce cable operators without MDU service contracts to either sell, abandon or remove internal wiring carrying voice as well as video communications and to terminate service to MDU subscribers.

     CONSUMER EQUIPMENT. The FCC adopted regulations to implement provisions of the 1992 Cable Act regarding compatibility between cable systems and consumer electronics equipment. The 1996 Act directed the FCC to establish only minimal standards regarding compatibility between television sets, video cassette recorders and cable systems. Pursuant to this statutory mandate, the FCC adopted rules to assure the competitive availability of customer premises equipment, such as set-top converters or other navigation devices, which are used to access services offered by cable systems and other multichannel video programming distributors. The FCC's rules allow consumers to attach compatible equipment to Cox's cable facilities, so long as the equipment does not harm Cox's network, does not interfere with the services purchased by other subscribers and is not used to receive unauthorized services. Effective July 1, 2000, cable operators were required to separate security from non-security functions in subscriber premises equipment by making available modular security components that would function in set-top units purchased or leased from retail outlets. The FCC granted Cox and certain other cable operators a limited waiver of this requirement for some systems using hybrid analog-digital navigation devices until no later than December 31, 2001. The requirement to separate security and non-security functions is inapplicable to equipment that uses only an analog conditional access mechanism and that is incapable of providing access to any digital transmission or other digital service. Effective January 1, 2005, Cox will be prohibited from selling or leasing new navigation devices or converter boxes that integrate both security and non-security functions. Cox, however, will not be required to discontinue the leasing of older converters that include integrated security functions if those converters were provided to subscribers before January 1, 2005.

     The FCC also regulates various other aspects of Cox's cable operations, including but not limited to:

     - the hiring and promotion of employees and the use of outside vendors;

     - consumer protection and customer service standards;

     - technical standards and testing of cable facilities;

     - program carriage and limitations dealing with exclusivity of syndicated and network programs, local sports broadcast programming, advertising in children's programming, political advertising, origination cablecasting, sponsorship identification and the "closed captioning" of video programming;

     - the registration of cable systems and the filing of informational reports;

     - maintenance of various records and public inspection files;

     - microwave frequency usage;

     - antenna structure notification, marking, and lighting; and

     - emergency alert system requirements.

     The FCC may enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and the imposition of other administrative sanctions such as the revocation of FCC licenses needed to operate certain transmission facilities often used in cable operations. Local franchising authorities are also permitted to enforce the FCC's technical and consumer protection standards. Pending FCC rulemaking proceedings may change existing rules or lead to new regulations. Cox is unable to predict the impact that any further FCC rule changes may have on its business and operations.

     REGULATORY FEES AND OTHER MATTERS. Pursuant to the Communications Act, the FCC requires the payment of annual "regulatory fees" by the various industries it regulates, including the cable industry. Cable systems are currently required to pay annual regulatory fees of $0.47 per subscriber, which may be passed on to subscribers as an "external cost" adjustment to regulated basic cable service rates. The FCC also assesses fees for other licenses, including licenses for business radio and cable television microwave relay systems. Those fees, however, may not be collected directly from subscribers.

     In addition, the FCC adopted regulations pursuant to the 1992 Cable Act that require cable systems not subject to effective competition to permit subscribers to purchase programming provided on a per-channel or a per-event basis without subscribing to any tier of service other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, cable systems must become technically capable of complying with the statutory obligation by December 2002.

     COPYRIGHT. Cable systems utilize local and distant television and radio broadcast signals in their channel line-ups. This programming is protected by federal copyright law. Cox, however, generally does not obtain licenses to display this programming directly from its owner or owners. Consequently, Cox must comply with a federal compulsory licensing process that covers television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of its revenues to a federal copyright royalty pool, Cox obtains blanket permission to retransmit the copyrighted material carried on broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time. Increases in such payments may be passed through to subscribers as external costs under the FCC's cable rate regulations.

     The Copyright Office has recommended that Congress revise both the cable and satellite compulsory copyright licenses:

     - to simplify their administration;

     - to fully compensate copyright owners for the use of their works; and

     - to treat all multichannel video delivery systems equally, except to the extent that technological differences or differences in the regulatory burdens placed upon the delivery system justify different copyright treatment.

     Congress recently modified the satellite compulsory license in a manner that permits DBS providers to be more competitive with cable operators such as Cox. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect Cox's ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to Cox's subscribers. Cox cannot predict the outcome of this legislative activity.

     Cox distributes programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers (ASCAP) and Broadcast Music, Inc.
(BMI). In October 1989, the special rate court of the United States District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. The same federal district court established a special rate court for BMI. BMI and cable industry representatives concluded negotiations for a standard licensing agreement covering the performance of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. ASCAP and cable industry representatives have also met to develop a standard licensing agreement covering the use of ASCAP-controlled music in local origination and access channels and pay-per-view programming. Although Cox cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees Cox may be required to pay for past and future use of ASCAP-controlled music, Cox does not believe such license fees will be significant to its financial position, operations or liquidity.

     FRANCHISE MATTERS. Because cable systems use local streets and rights-of-way, they are subject to state and local regulation, which typically is implemented through the franchising process. Consistent with the Communications Act, state and/or local officials are usually involved in franchisee selection, system design and construction, safety and insurance, service rates, consumer relations, billing practices and community-related programming and services. Although franchising matters normally are resolved at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides certain guidelines and requirements that govern a cable operator's relationship with its local franchising authority. For example, the Communications Act:

     - generally prohibits a cable system from operating without a franchise, except where a system operated without a franchise prior to July 1984 and the franchising authority has not required a cable operator to obtain a franchise;

     - encourages competition with existing cable systems by:

      - allowing municipalities to operate their own cable systems without franchises;

      - preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and

      - prohibiting (with certain exceptions) the common ownership of cable systems and co-located wireless cable or SMATV systems;

     - permits local authorities, when granting or renewing franchises, to establish requirements for cable-related facilities and equipment;

     - permits local authorities, in granting or reviewing a cable franchise, to require the provision of channel capacity for public, educational and governmental channels, and to require the construction of institutional networks;

     - prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;

     - permits modification franchise requirements by the franchise authority or by judicial action if changed circumstances warrant the modification;

     - generally prohibits franchising authorities from:

      - imposing requirements in the grant or renewal of a cable franchise that require, prohibit or restrict the provision of telecommunications services;

      - imposing cable franchise fees on revenues derived from providing telecommunications services over the cable system; or

      - restricting the use of any type of subscriber equipment or transmission technology;

     - limits franchise fees to 5% of gross revenues derived from providing cable services over the cable systems;

     - establishes formal and informal procedures for renewal of cable franchises that are designed to protect cable operators from arbitrary denials of renewal; and

     - permits state or local franchising authorities to adopt certain additional conditions regarding the transfer of cable system ownership.

     Cox has franchises covering approximately 877 communities. The franchises typically require the periodic payment of fees to franchising authorities of up to 5% of "gross revenues" (as defined by each franchise agreement). Under the Communications Act and FCC rules, these franchise fees may be passed on to subscribers and separately itemized on subscriber bills. In 1997, a federal appellate court overturned an FCC order that had exempted franchise fees from the calculation of an operator's gross revenue upon which the payment of local franchise fees usually is based. Instead, the court concluded that a cable operator's gross revenue includes all revenue received from subscribers, without deduction. The FCC subsequently determined that cable operators may "pass through" on subscriber bills any additional franchise fee payments that local authorities may require for previous periods during which a cable operator relied upon the FCC's earlier decision. Various municipal groups requested that the FCC reconsider its decision. Cox is unable to predict the ultimate resolution of these matters, but does not expect that any additional franchise fees it may be required to pay will be material to Cox's business and operations.

     The Communications Act contains renewal procedures designed to protect cable operators against arbitrary denials of renewal. Even if a franchise is renewed, however, the franchising authority may seek to impose as a condition of renewal new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees. Some franchising authorities may also attempt to impose so-called "open access" regulations as a condition of renewal. See "-- Use of Cable Systems by the Government and Unrelated Third Parties." Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, the franchising authority may attempt to impose burdensome or onerous franchise requirements as a condition for such consent, including open access or other requirements. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises typically have obtained franchise renewals. Cox believes it generally has met the terms of its franchises and has provided quality levels of service. Cox therefore anticipates that its future franchise renewal prospects generally will be favorable. Nevertheless, although the 1984 Cable Act provides certain procedural protections, no assurance can be given that franchise renewals will be granted or that renewals will be made on similar terms and conditions. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the system's business. Franchise terms and conditions vary materially from jurisdiction to jurisdiction, and even from city to city within the same state. Historically, these terms and conditions range from reasonable to highly restrictive or burdensome.

     The 1984 Cable Act placed certain limitations on a franchising authority's ability to control cable system operation, and courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act allowed franchising authorities to exercise greater control over the operation of cable systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable systems. Moreover, franchising authorities are immune from monetary damage awards arising from their regulation of cable systems or decisions regarding franchise grants, renewals, transfers and amendments.

     A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose public utility-type regulation on cable operators. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, the states in which Cox operates that have enacted such state level regulation are Connecticut, Massachusetts and Rhode Island. State and local franchising jurisdiction is not unlimited, however, and must be exercised in accordance with federal law.

TELECOMMUNICATIONS REGULATION

     The telecommunications services currently offered by Cox affiliates are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications service providers to the extent those facilities are used to provide, originate and terminate interstate or international communications.

     LANDLINE TELECOMMUNICATIONS SERVICES. While the current switched voice and data market is dominated by incumbent LECs, the 1996 Act presents unprecedented opportunities for new entrants into these markets, such as Cox. Because LECs historically have had exclusive state franchises to provide telephone services, they have established monopoly relationships with their customers. Under the 1996 Act, and subject to certain limited exemptions for rural telephone companies, the FCC may preempt any state law or regulation that prohibits or has the effect of prohibiting any entity from providing telecommunications services.

     The 1996 Act also imposes access and interconnection requirements on incumbent LECs to open their networks to competitors. The FCC adopted rules implementing those requirements in August 1996. State regulators are responsible for arbitrating interconnection disputes that arise between incumbent LECs and new entrants. In addition, the 1996 Act specifies procedures for state commissions to review and approve interconnection agreements entered into between new entrants and incumbent LECs. The FCC adopted interconnection rules establishing pricing standards and negotiation and arbitration guidelines that the states must follow in reviewing interconnection agreements between incumbent LECs and their competitors. In 1997, the United States Court of Appeals for the Eighth Circuit vacated certain portions of the FCC's rules, but in January 1999, the Supreme Court reversed the Eighth Circuit and upheld, for the most part, the FCC's interconnection rules. See "-- Telephony Competition." The Supreme Court, however, instructed the FCC to reconsider its determination regarding the extent to which incumbent LECs are required to unbundle elements of their networks and provide those elements to competitors. On November 5, 1999, the FCC issued an order that reconsidered the unbundling obligations contained in the 1996 Act. The FCC eliminated several items from its previous list of unbundled network elements and provided a framework for the phase-out of other network elements. The FCC stated that its revised unbundling rules are designed to advance the development of facilities-based competition and to provide incentives for incumbent and competitive carriers to invest in their own facilities and to innovate. On July 18, 2000, however, the Eighth Circuit Court of Appeals vacated the FCC's TELRIC pricing rules for incumbent LEC pricing of unbundled network elements and interconnections. The FCC's TELRIC pricing rules for interconnection are scheduled for review by the United States Supreme Court during its October 2001 term.

     REGULATORY REQUIREMENTS FOR ALL LECS INCLUDING NEW ENTRANTS. Under the 1996 Act, new landline entrants are subject to federal regulatory requirements when they provide local exchange service in any market. The 1996 Act imposes a number of access and interconnection requirements on all LECs, with additional requirements imposed on incumbent LECs. Specifically, the 1996 Act:

     - requires the FCC to implement rules under which all LECs must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale and access to rights-of-way; and

     - specifies procedures for state commissions to review and approve both voluntary and compulsory interconnection agreements entered into between new entrants and incumbent LECs.

     These requirements also place burdens on new entrants that may benefit their competitors. In particular, the resale requirement means that a company can seek to resell services using the facilities of a new entrant, such as Cox, without making a similar investment in facilities.

     One of the goals of the Communications Act as originally passed was to extend telephone service to all citizens of the United States, or, to provide universal service. This goal was achieved primarily by state commissions maintaining the rates for basic local exchange service at an affordable level. Prior to AT&T's divestiture of its local exchange affiliates pursuant to the Modified Final Judgment, most observers accepted that incumbent LECs were able to maintain relatively low local rates by subsidizing them with revenues from business and long-distance toll services, and by subsidizing rural service at the expense of urban customers. The extent of these subsidies has been widely disputed and the incumbent LECs that possess this information generally have not made it available for review and verification.

     The 1996 Act continues the goal of preserving and advancing universal service by requiring the FCC to establish an explicit mechanism for subsidizing service to those who might otherwise drop local telephone service. The rules adopted by the FCC in its Universal Service orders require telecommunications carriers generally (subject to limited exemptions) to contribute to funding existing universal service programs for high-cost carriers and low income customers and to new universal service programs for schools, libraries and rural health care providers. The FCC has put in place a program to fund high-cost service areas that preserves many of the existing subsidies. The FCC is currently considering recommendations of the Rural Task Force, as submitted by the Federal-State Joint Board on Universal Service, for implementing a rural universal service program. Among other recommendations, the proposal calls for an expansion of the services covered by the Universal Service Fund. If adopted, this recommendation could substantially increase carrier contributions to the Universal Service Fund.

     Funding for the federal universal service subsidiaries will come from mandatory payments imposed on all telecommunications carriers (with limited exceptions). Under the proposed contribution factors for the second quarter of 2001, Cox will be required to contribute an amount equal to approximately 6.8% of its interstate telecommunications revenues to the federal Universal Service Fund. In addition to the federal universal service plan, most or all states likely will adopt their own universal service support mechanisms.

     Depending upon how the FCC completes the implementation of its statutory mandate to preserve and promote universal service and how states adjust their existing programs or create new programs, this subsidy mechanism may provide an additional source of revenue to those LECs or other carriers (e.g., wireless providers) willing and able to provide service to markets that are less financially desirable either due to the high cost of providing service or the limited revenues that might be available from serving a particular subset of customers in an area, such as residential customers.

     Another goal of the 1996 Act is to increase competition in the telecommunications services market, thereby reducing the need for continuing regulation of these services. To this end, the 1996 Act requires the FCC to streamline its regulation of incumbent LECs and permits the FCC to refrain from regulating particular classes of telecommunications services or providers. In an August 1999 order, the FCC established a framework for granting certain LECs relief from the FCC's rate level, rate structure and tariffing rules once these LECs satisfy certain competitive criteria. The FCC's August 1999 order was affirmed by the District of Columbia Circuit on February 2, 2001. In November, 1999, however, the FCC denied Bell Operating Company petitions for forbearance from dominant carrier regulation for special access and high capacity transport services. The FCC concluded that the state of competition in the market for these services was not sufficiently developed to support a conclusion that the Bell Operating Company petitioners lack market power and, thus, qualify for non-dominant treatment in the provision of these services. A qualifying incumbent LEC, however, may file a petition with the FCC in accordance with the procedures outlined in the August 1999 order, identifying the relief it seeks and demonstrating that it has satisfied certain specified "triggers." The LEC must demonstrate that sufficient competition has developed in a market for special access and high capacity dedicated transport services to warrant relaxation of the FCC rules for that market. There continues to be activity at both the FCC and the Courts by incumbent LECs requesting increased pricing flexibility for special access and high-capacity transport services.

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

     In addition to incumbent LECs and existing competitive access providers, new entrants potentially capable of offering switched and non-switched services include individual cable companies, electric utilities, long distance carriers, microwave carriers, wireless service providers, resellers and private networks built by large end-users, or any combination of these entities.

     STATE TELECOMMUNICATIONS REGULATION. In addition to federal rules and regulations that apply to Cox's telephony operations, state commissions regulate, to varying degrees, the intrastate services of landline telecommunications providers including those of Cox's landline affiliates. New entrants providing local exchange services typically must apply for and receive state certification and operate in accordance with state commission pricing, terms and quality-of-service regulations. Under the 1996 Act, state commissions also must review interconnection agreements entered into between incumbent LECs and new entrants, as well as enforce the terms of disputed agreements. Over the course of this past year, Cox along with several other competitive carriers have brought interconnection disputes addressing reciprocal compensation provisions of interconnection agreements with GTE and Bell Atlantic (now Verizon) before the Virginia State Corporation Commission. The Virginia Commission refused to exercise jurisdiction over these disputes. Cox and others petitioned the FCC for review. The FCC granted the petitions and agreed to assume jurisdiction over the interconnection disputes.

     State commissions may also choose to assess universal service funding contributions from new carriers provided that a state's program is consistent with the FCC's universal service rules. State commissions also are playing an increasing role in telephone number assignment and number conservation policies.

     The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable or telephony industries. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could alter, in varying degrees, the manner in which cable or telephony systems operate. Neither the outcome of these proceedings nor their impact upon the cable or telecommunications industries can be predicted at this time.

EMPLOYEES

     At December 31, 2000, Cox had nearly 19,000 full-time-equivalent employees. Cox considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

     Cox's principal physical assets consist of cable operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment for each of its cable systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Cox's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer devices consist of decoding converters, cable modems and telephone network interface units. The physical components of cable systems require maintenance and periodic upgrading to keep pace with technological advances.

     Cox's cable distribution plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Cox owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of its markets and leases most of its service vehicles. Cox believes that its properties, both owned and leased, taken as a whole, are in good operating condition and are suitable and adequate for Cox's business operations.

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

     On November 10, 1999, Fred and Roberta Lipschutz, Arthur Simon and John Galley III, on behalf of themselves and all persons similarly situated, filed a putative class action suit against Cox and thirteen other defendants in the United States District Court for the Central District of California. The action alleges that a putative class defined as all persons who since November 10, 1995, have purchased broadband Internet data transmission services from a "cable company defendant" has been injured because alleged agreements among the "cable company defendants" and/or the "cable company defendants" and defendants @Home Corporation, also referred to as Excite@Home, and Road Runner have required the putative class to purchase both Internet data transmission services and interface/content services from @Home or Road Runner. The complaint asserts claims under Section 1 of the Sherman Antitrust Act, the California Cartwright Act, and California unfair competition law and seeks injunctive relief and compensatory and treble damages. An amended complaint adding additional named plaintiffs was filed on December 30, 1999, and Cox filed its answer to the amended complaint on January 19, 2000. On January 29, 2001, the court denied plaintiffs' motion to certify a nationwide class with leave to amend. Hearing on plaintiffs' motion for reconsideration of the court's denial of class certification is March 19, 2001. Discovery is pending. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

     Cox's subsidiary Cox California Telcom, L.L.C. is a defendant in three putative class action lawsuits and one additional non-class action suit that were filed in state and federal courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code Section 17-200 and violation of California Public Utilities Code Section 2891 and 2891.1. The suits seek damages and injunctive relief. Cox Telcom, along with PacBell, has commenced reclaiming tainted PacBell White Pages and reprinting and redistributing corrected books. The parties to two of the class action lawsuits have entered into a stipulation of settlement, which is pending preliminary court approval on March 30, 2001. The third class action was dismissed in substantial part with leave to amend on February 20, 2001. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

     Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo on behalf of themselves and all other shareholders of @Home Corporation as of March 28, 2000 except for defendants seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home's principal cable partners, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox's former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served as Cox's representative on the Excite@Home board of directors. See Note 5. "Investments" in Part II, Item 8. "Consolidated Financial Statements and Supplementary Data." The plaintiffs, who continue to seek unspecified compensatory damages, assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. Pursuant to an agreement with the plaintiffs, the defendants have yet to answer the complaint. Defendants moved to dismiss the case on various jurisdiction grounds and, on February 26, 2001, the court stayed the case on the grounds of forum non conveniens. Plaintiffs have 30 days to appeal the stay or they may refile the case in another jurisdiction. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

     On November 14, 2000, GTE.NET, L.L.C. d/b/a Verizon Internet Solutions and Verizon Select Services, Inc. filed suit against Cox in the District Court for the Southern District of California. Verizon alleged that Cox has violated various sections of the Communications Act of 1934 by allegedly refusing to provide Verizon with broadband telecommunications service and interconnection, among other things. On November 29, Verizon amended its Complaint to add CoxCom, Inc., a subsidiary of Cox, as an additional defendant. Verizon seeks various forms of relief, including injunctive relief and damages. Cox and CoxCom intend to defend vigorously the action and, on January 8, 2001 filed a Motion to Dismiss or in the Alternative to Stay on Primary Jurisdiction Grounds. Cox also filed a Motion to Dismiss for Lack of Personal Jurisdiction. Prior to filing its responses to the Motions, Verizon filed a Motion for Summary Judgment on Prayers for Declaratory and Injunctive Relief. The Court granted defendants' ex parte Motion for an order continuing the hearing on the Summary Judgment Motion pending a ruling on the jurisdictional motions. The court has indicated its intent to rule on the jurisdictional motions on the basis of the parties' submissions. An early case evaluation conference is scheduled for March 21, 2001. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

     On February 6, 2001, plaintiffs Kimberly D. and William L. Bova, on behalf of themselves individually and a putative class of subscribers, sued Cox in United States District Court for the Western District of Virginia. The putative class includes persons outside of California, Nevada, Arizona and Idaho who on or after November 1, 2000 purchased broadband Internet access services from Cox and paid a franchise fee on those services. The suit asserts that the collection of franchise fees by Cox from its broadband Internet access service subscribers outside of the Ninth Circuit is unlawful under the Telecommunications Act of 1996 and seeks restitution of all such fees collected. Cox's response to the complaint is due March 19, 2001. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

     Cox and its subsidiaries are parties to various other legal proceedings which are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the section entitled "Shareholder Information" of Cox's 2000 Summary Annual Report to Shareholders. See Exhibit 13. "Portions of the 2000 Summary Annual Report."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following historical selected consolidated financial data for each of the five years for the period ended December 31, 2000 has been derived from and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. and the "Consolidated Financial Statements and Supplementary Data" in Item 8.

                                                                 YEAR ENDED DECEMBER 31
                                     ------------------------------------------------------------------------------
                                       2000            1999              1998               1997            1996
                                     ---------    --------------    ---------------    --------------    ----------
                                                    (MILLIONS OF DOLLARS, EXCLUDING PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
  Revenues.........................  $ 3,506.9      $ 2,318.1          $ 1,716.8         $ 1,610.4        $1,460.3
  Operating income.................      140.8          262.9              201.4             257.1           221.7
  Interest expense.................      550.8          305.7              223.3             202.1           146.1
  Equity in net losses of
     affiliated companies..........        7.3           90.5              547.2             404.4           170.4
  Gain on investments, net.........    3,282.0        1,569.4            2,484.2              64.7             4.6
  Gain on issuance of stock by
     affiliated companies..........         --             --              165.3              90.8            50.1
  Dividend income..................       12.7           46.6               12.2                --              --
  Net income (loss)................    1,925.3          881.9            1,270.7            (136.5)          (51.6)
  Basic net income (loss) per
     share(a)......................  $    3.20      $    1.54          $    2.33         $   (0.25)       $  (0.10)
  Diluted net income (loss) per
     share(a)......................       3.16           1.51               2.30             (0.25)          (0.10)
OTHER OPERATING AND FINANCIAL DATA
  Operating cash flow(b)...........  $ 1,377.3      $   901.2          $   659.1         $   609.8        $  556.9
  Operating cash flow margin(b)....       39.3%          38.9%              38.4%             37.9%           38.1%
  Ratio of debt to operating cash
     flow(b).......................        6.2x(c)        7.1x(c)            6.2x(c)           5.2x(c)         5.2x
  Cash flows provided by operating
     activities....................  $   306.2      $   402.0          $   667.2         $   553.6        $  309.1
  Cash flows used in investing
     activities....................   (2,077.0)      (3,849.6)          (1,600.4)         (1,108.0)         (522.2)
  Cash flows provided by financing
     activities....................    1,815.9        3,450.3              935.6             540.3           246.2
BALANCE SHEET DATA
As of December 31
  Total assets.....................  $24,720.8      $26,614.5          $12,878.1         $ 6,556.6        $5,784.6
  Debt (including amounts due to
     CEI)..........................    8,543.8        6,375.8            4,090.8           3,148.8         2,881.0
  Cox-obligated capital and
     preferred securities of
     subsidiary trusts.............    1,155.4        1,150.6                 --                --              --

                                                                AS OF DECEMBER 31
                                            ---------------------------------------------------------
                                              2000        1999        1998        1997        1996
                                            ---------   ---------   ---------   ---------   ---------
CUSTOMER DATA
  Basic customers(d)......................  6,193,317   5,136,184   3,753,608   3,235,338   3,259,384
  New services(e).........................  1,568,424     554,025     169,731      18,941          --
                                            ---------   ---------   ---------   ---------   ---------
  Revenue Generating Units(f).............  7,761,741   5,690,209   3,923,339   3,254,279   3,259,384
  Homes passed(g).........................  9,710,963   8,031,340   5,923,428   5,023,870   5,016,749
  Basic penetration(h)....................       63.8%       64.0%       63.4%       64.4%       65.0%
  Premium service units(i)................  4,174,447   3,237,013   2,206,833   1,865,184   2,000,673

---------------

(a) All historical per share amounts have been restated to reflect Cox's two-for-one stock split which was effective on May 21, 1999.
(b) Operating cash flow is not a measure of performance defined in accordance with generally accepted accounting principles. However, Cox believes that operating cash flow is useful to investors in evaluating its performance because it is a commonly used financial analysis tool for measuring and comparing cable companies in several areas of liquidity, operating performance and leverage. Cox defines operating cash flow as operating income before depreciation, amortization and gain on sale and exchange of cable systems. Operating cash flow should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to net cash provided by operating activities as a measure of liquidity and may not be comparable to similarly titled measures used by other companies.
(c) Using the fourth quarter annualized operating cash flow, the ratio would have been 5.5x, 5.5x, 5.1x and 4.6x at December 31, 2000, 1999, 1998 and
     1997, respectively.
(d) A home with one or more television sets connected to a cable system is counted as one basic customer.
(e) New services include Cox Digital Cable, high-speed Internet access and Cox Digital Telephone.
(f) Each basic customer and each new service is a Revenue Generating Unit. In certain locations, a household may purchase more than one new service, each of which is counted as a separate Revenue Generating Unit.
(g) A home is deemed to be "passed" if it can be connected to the distribution system without any further extension of the distribution plant.
(h)  Basic customers as a percentage of homes passed.
(i) Premium service units include single or multi-channel services offered for a monthly fee per service.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT CABLE SYSTEM TRANSACTIONS

2000 Acquisitions and Transactions

     In January 2000, Cox completed the acquisition of cable systems serving 522,000 customers in Kansas, Oklahoma and North Carolina from Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., for $2.7 billion.

     In March 2000, Cox and AT&T Corp. exchanged Cox's 50.3 million shares of AT&T common stock for the stock of AT&T subsidiaries that own certain cable systems serving approximately 495,000 customers and certain other assets and liabilities, including cash. Cox received: cable systems serving Oklahoma and Louisiana; the remaining 20% ownership interest in a partnership in which Cox acquired an 80% interest through its merger with TCA Cable TV, Inc.; Peak Cablevision LLC, which has customers in Oklahoma, Arkansas, Utah and Nevada; and approximately $798.0 million in other assets and liabilities, including cash. Cox recognized a pre-tax gain of $775.9 million in connection with this transaction.

     These transactions are collectively referred to as the 2000 transactions.

1999 Acquisitions and Transactions

     In August 1999, Cox completed its merger with TCA, a cable television operator serving approximately 883,000 customers in Texas, Arkansas, Louisiana and four other states for $1.6 billion in cash, 38.3 million shares of Cox common stock and assumed indebtedness of $540.0 million. Upon completion of the merger, Cox repaid $340.0 million of the assumed TCA debt. Cox also acquired VPI Communications, Inc., an affiliate of TCA, and TCA's interest in two majority-owned partnerships in connection with the TCA merger.

     Also in August 1999, Cox exchanged its cable systems in Massachusetts, serving more than 54,000 customers, for MediaOne properties in Connecticut and Rhode Island, serving 51,000 customers, and cash. Cox recognized a pre-tax gain of $77.4 million in connection with this transaction.

     In October 1999, Cox completed the acquisition of cable systems serving more than 260,000 customers in northern Virginia from Media General, Inc. for $1.4 billion.

     Also in October 1999, Cox reorganized its partnership with Time Warner Entertainment Company, L.P., under which Cox acquired control of the cable system serving Fort Walton Beach, Florida and received $104.5 million, and Time Warner acquired control of the cable system serving Staten Island, New York. Cox recognized a pre-tax gain of $94.8 million in connection with this reorganization.

     These transactions are collectively referred to as the 1999 transactions.

1998 Acquisitions and Transactions

     In June 1998, Cox completed the acquisition of a cable system serving approximately 115,000 customers in Arizona from Tele-Communications, Inc. for $250.2 million.

     In October 1998, Cox completed the acquisition of a cable system serving approximately 293,000 residential customers and 105,000 hotel units in the greater Las Vegas area and certain related businesses owned by Prime South Diversified, Inc. for a combination of common and convertible preferred stock and cash with an aggregate value of approximately $1.3 billion, including the refinancing of certain Prime South indebtedness.

     These transactions are collectively referred to as the 1998 transactions.

INVESTMENTS

     See "Investments" in Part I, Item 1. "Business" and Note 5. "Investments" in Part II, Item 8. "Consolidated Financial Statement Statements and Supplementary Data."

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

     The results of operations include the effects of the 2000 and 1999 transactions as of their respective acquisition dates.

     Total revenues for the year ended December 31, 2000 were $3,506.9 million, a 51% increase over revenues of $2,318.1 million for the year ended December 31, 1999. Of this increase, 36% relates to the 2000 and 1999 transactions. The remaining 15% increase includes the effects of:

     - residential basic and digital video customer growth;

     - rate increases implemented primarily in the first quarter of 2000 resulting from increased programming costs and inflation, as well as increased channel availability;

     - growth in both residential and commercial high-speed Internet access and telephony customers; and

     - growth in local and national advertising sales;

     - partially offset by a decrease in residential pay-per-view revenues resulting from fewer national boxing events in 2000.

     Programming costs were $855.8 million for the year ended December 31, 2000, an increase of 52% over the same period in 1999. Of this increase, 39% relates to the 2000 and 1999 transactions. The remaining 13% is due to basic and digital customer growth at existing cable systems, channel additions and programming rate increases offset by fewer national pay-per-view events during 2000. Selling, general and administrative expenses for the year ended December 31, 2000 increased 49% to $1,273.9 million due primarily to:

     - increased employee headcount;

     - marketing costs related to campaigns aimed at enhancing customer awareness of new services and bundling alternatives;

     - other costs associated with the continued rollout of residential and commercial digital video, high-speed Internet access and telephony services; and

     - integration expenses associated with the cable systems acquired during 1999 and 2000.

     Depreciation and amortization increased to $1,236.5 million from $715.7 million for the comparable period in 1999 due to the 2000 and 1999 transactions. Operating income for the year ended December 31, 2000 was $140.8 million, a decrease of 46% compared to 1999.

     Interest expense increased to $550.8 million primarily due to an increase in the total debt outstanding. Equity in net losses of affiliated companies decreased to $7.3 million from $90.5 million for the comparable period in 1999 primarily due to prior year losses associated with Cox Communications PCS, L.P. (Cox PCS).

     Net gain on investments for the year ended December 31, 2000 of $3,282.0 million includes:

     - $1,193.0 million pre-tax gain on the aggregate sale of 28.1 million shares of Sprint PCS common stock;

     - $318.9 million pre-tax gain on the sale of Cox's entire interest in Flextech;

     - $775.9 million pre-tax gain in connection with the March 2000 exchange with AT&T; and

     - $990.5 million pre-tax gain in connection with the August 2000 transaction among Excite@Home and its principal cable partners, including Cox, as described below;

     - partially offset by a $22.8 million decline in the fair value of certain investments considered to be other than temporary.

     In August 2000, Cox consummated an agreement with Excite@Home pursuant to which the ownership, voting control and management of Excite@Home were restructured. As a result, Cox's veto rights and representation on the Excite@Home board were terminated. In addition, Cox agreed to extend its distribution of certain Excite@Home services through June 2006. Cox will receive warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems pass. Cox also has the right, under certain circumstances, to sell its shares in Excite@Home to AT&T, with a maximum amount payable to Cox of approximately $1.4 billion in cash or shares of AT&T common stock, as elected by Cox. In connection with the consummation of this agreement, Cox recognized a pre-tax gain of approximately $990.5 million.

     In January 2001, Cox exercised its right under the agreement with AT&T to transfer the corporation that owns its shares of Excite@Home to AT&T for shares of AT&T common stock. Cox anticipates receiving approximately 64.4 million shares of AT&T stock upon consummation of this transaction, which is currently expected to occur during the first half of 2001.

     Minority interest, net of tax, of $69.8 million primarily represents distributions, net of tax, on Cox's obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. Net income for the year ended December 31, 2000 was $1,925.3 million as compared to $881.9 million for the year ended December 31, 1999.

     Operating cash flow is not a measure of performance defined in accordance with generally accepted accounting principles. However, Cox believes that operating cash flow is useful to investors in evaluating its performance because it is a commonly used financial analysis tool for measuring and comparing cable companies in several areas of liquidity, operating performance and leverage. Cox defines operating cash flow as operating income before depreciation, amortization and gain on sale and exchange of cable systems. Operating cash flow increased 53% to $1,377.3 million for the year ended December 31, 2000. The operating cash flow margin (operating cash flow as a percentage of revenues) for the year ended December 31, 2000 was 39.3%, an increase from 38.9% over the year ended December 31, 1999. Operating cash flow, as Cox defines this term, should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to net cash provided by operating activities as a measure of liquidity and may not be comparable to similarly titled measures used by other companies.

1999 COMPARED WITH 1998

     The results of operations include the effects of the 1999 and 1998 transactions as of their respective acquisition dates.

     Total revenues for the year ended December 31, 1999 were $2,318.1 million, a 35% increase over revenues of $1,716.8 million for the year ended December 31, 1998. Of this increase, 23% relates to the 1999 and 1998 transactions. The remaining 12% increase is due primarily to customer growth in video, high-speed Internet access and telephony services at existing cable systems and increased pay-per-view and advertising sales.

     Programming costs were $561.3 million for the year ended December 31, 1999, an increase of 38% over the same period in 1998. Of this increase, 25% relates to the 1999 and 1998 transactions. The remaining 13% increase is due to basic and digital customer growth at existing cable systems, channel additions, 1999 programming rate increases and pay-per-view events. Selling, general and administrative expenses for the year ended December 31, 1999 increased 31% to $855.6 million due primarily to increased marketing and integration costs relating to the 1999 and 1998 transactions, plant maintenance and other costs associated with the rollout of digital video, high-speed Internet access and telephony services.

     Depreciation and amortization increased to $715.7 million from $457.7 million for the comparable period in 1998 due to the 1999 and 1998 transactions and the continued upgrade and rebuild of Cox's broadband network. Gain on sale and exchange of cable systems reflects the $77.4 million pre-tax gain on the August 1999 exchange of cable systems with MediaOne. Operating income for the year ended December 31, 1999 was $262.9 million, an increase of 31% compared to 1998.

     Interest expense increased to $305.7 million primarily due to an increase in the total debt outstanding. Equity in net losses of affiliated companies was $90.5 million primarily due to losses associated with Cox PCS.

     Net gain on investments for the year ended December 31, 1999 of $1,569.4 million primarily includes:

     - $433.1 million pre-tax gain on the sale of Cox's interest in Telewest;

     - $908.5 million pre-tax gain on the transfer of Cox's remaining interest in Cox PCS to Sprint Corporation in exchange for approximately 38.1 million shares of unregistered Sprint PCS common stock -- Series 2;

     - $94.8 million pre-tax gain in connection with the reorganization of Cox's partnership with Time Warner under which Cox acquired control of the cable system serving Fort Walton Beach, Florida; and

     - $165.6 million pre-tax gain on the sale of 3.9 million shares of Sprint PCS common stock.

     Minority interest, net of tax, of $18.6 million primarily represents distributions, net of tax, on FELINE PRIDES and RHINOS. Net income for the year ended December 31, 1999 was $881.9 million as compared to $1,270.7 million for the year ended December 31, 1998.

     Operating cash flow increased 37% to $901.2 million for the year ended December 31, 1999. The operating cash flow margin for the year ended December 31, 1999 was 38.9%, an increase from 38.4% over the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

USES OF CASH

     As part of Cox's ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services and to make investments in companies primarily focused on cable programming, technology and telecommunications.

     During 2000, Cox made capital expenditures of $2.2 billion. These expenditures were primarily directed at upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband communications services, including digital video, high-speed Internet access, telephony and video-on-demand. Capital expenditures for 2001 and 2002 are expected to range between $1.8 billion and $2.0 billion each year.

     In addition to improvements of existing systems, Cox made strategic investments in businesses focused on cable programming, technology and telecommunications. Investments in affiliated companies of $83.3 million included debt and equity funding. Future funding requirements are expected to total approximately $50.0 million over the next two years. These funding requirements may vary significantly from the amounts stated above and will depend on numerous factors as many of these investments are growing businesses and specific financing requirements will change depending on the evolution of these businesses.

     Payments for the purchases of cable systems of $2.8 billion primarily represents cash paid in connection with the acquisition of cable systems from Multimedia.

     During 2000, Cox repaid approximately $1.5 billion of debt, which primarily consisted of $525.0 million aggregate principal amount of floating rate notes due August 2000, $425.0 million aggregate principal amount of 6.375% notes due June 2000 and a $500.0 million floating rate bridge loan.

     Repurchase of Class A common stock represents the aggregate cost of repurchasing 5.5 million shares of Cox's Class A common stock for an aggregate cost of $211.9 million in connection with Cox's stock repurchase program, which was announced in April 2000 and authorizes Cox to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions.

     Distributions paid on capital and preferred securities of subsidiary trusts of $82.3 million consist of quarterly payments on the FELINE PRIDES and RHINOS.

SOURCES OF CASH

     During 2000, Cox generated $306.2 million from operations. Proceeds from the sale and exchange of investments of $2.9 billion primarily include:

     - $1.4 billion from the aggregate sale of 28.1 million shares of Sprint PCS common stock;

     - $522.3 million from the sale of Cox's entire interest in Flextech; and

     - $798.0 million of consideration received in connection with the AT&T exchange.

     Net revolving credit and commercial paper borrowings increased $1.0 billion for the year ended December 31, 2000 due to net borrowings on Cox's commercial paper program. Proceeds from the issuance of debt and capital and preferred securities of subsidiary trusts of $2.5 billion, net of debt issuance costs, underwriting commissions, discounts and premiums, primarily include:

     - the issuance of a floating rate bridge loan for aggregate proceeds of $500.0 million;

     - the issuance of exchangeable subordinated debentures due 2030, referred to as Premium PHONES, for net proceeds of $269.5 million;

     - the issuance of exchangeable subordinated discount debentures due 2020, referred to as the Discount Debentures, for net proceeds of $764.0 million;

     - the issuance of 7.75% Notes due November 2010 for net proceeds of $792.5 million; and

     - the issuance of floating-rate debt instruments, referred to as MOPPRS/CHEERS, due November 2012 for net proceeds of $206.3 million.

OTHER

     At December 31, 2000, Cox had approximately $8.5 billion and $1.2 billion of outstanding indebtedness and Cox-obligated capital and preferred securities of subsidiary trusts, respectively. In addition, Cox had approximately $1.6 billion of total available financing capacity under its revolving credit facilities, shelf registration statements and commercial paper program at December 31, 2000.

     In January 2001, Cox exercised its right under the agreement with AT&T to transfer the corporation that owns its shares of Excite@Home to AT&T for shares of AT&T common stock. Cox anticipates receiving approximately 64.4 million shares of AT&T stock upon consummation of this transaction, which is currently expected to occur during the first half of 2001.

     Also in January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock -- Series 2 with an aggregate fair value of $502.0 million for proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. These contracts mature at various dates between 2004 and 2006 and, at Cox's election, can be settled in cash or shares of Sprint PCS common stock. Cox will account for these contracts as zero-coupon debt and will accrete the $112.6 million original issue discount through the respective contract maturity dates using the effective interest method.

     Also in January 2001, Cox filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) under which Cox may from time to time offer and issue various debt and equity instruments for a maximum aggregate amount up to $2.0 billion. This registration statement was declared effective in February 2001 and increased Cox's total available financing capacity to approximately $3.2 billion.

     In February 2001, Cox issued a series of convertible senior notes due February 2021 with an aggregate principal amount of $685.0 million at maturity for proceeds of $466.6 million, net of an original issue discount of $208.9 million and underwriting commissions. In March 2001, Cox issued an additional $85.8 million aggregate principal amount at maturity of the convertible notes upon the partial exercise of the initial purchasers' over-allotment option. Cox received additional proceeds of $58.5 million, net of underwriting commissions, an original issue discount and cash interest accrued since February 23, 2001. Accretion of the original issue discount plus the semi-annual cash interest payments represents a yield to maturity of 2.25%. Holders may elect to convert at any time, upon which Cox may elect to deliver cash or shares of Class A common stock. For a more detailed description of the terms of the convertible notes, see Note 18. "Subsequent Events" in Part II, Item 8. "Consolidated Financial Statements and Supplementary Data."

     In March 2001, Cox issued a series of 6.75% Notes due March 15, 2011 in an offering under its shelf registration statement with an aggregate principal amount of $500.0 million, less offering costs and underwriting commissions of $3.3 million. The 6.75% Notes are unsecured and rank equally with Cox's other senior unsecured indebtedness. In addition, the 6.75% Notes may be redeemed by Cox in whole or in part at any time prior to maturity at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium, if any, and interest is payable on a semi-annual basis beginning September 15, 2001.

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

     Certain of Cox's debt instruments and credit agreements contain covenants which, among other provisions, restrict the payment of cash dividends or the repurchase of capital stock if certain requirements are not met as to the ratio of debt to operating cash flow. Historically, Cox has not paid dividends nor does Cox intend to pay dividends in the foreseeable future but to reinvest future earnings, consistent with its business strategy. Although Cox was in compliance with its credit facility covenants at December 31, 2000, Cox was prevented from paying dividends.

     Cox believes its operations are not materially affected by inflation.

     All historical weighted average share, per share and historical balance sheet amounts have been restated to reflect Cox's two-for-one stock split which was effective May 21, 1999.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101, as amended by SAB No. 101B, became effective in the fourth quarter of fiscal years beginning after December 15, 1999. Accordingly, Cox adopted SAB No. 101 on October 1, 2000. There was no significant impact on Cox's consolidated financial statements upon adoption of SAB No. 101.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which is effective for Cox as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

     Under SFAS No. 133, the accounting for changes in the fair value of a derivative will depend on the use of the derivative. Changes in fair values of undesignated derivatives will be recognized in earnings. Changes in fair values of derivatives designated as hedges of assets, liabilities and firm commitments will be recognized in earnings as offsets to the changes in fair value of the related hedged assets, liabilities and firm commitments. Changes in fair values of derivatives designated as hedges of forecasted transactions will be deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings.

     Cox's adoption of SFAS No. 133 on January 1, 2001 is expected to result in an after-tax transition adjustment to increase earnings by approximately $718.7 million and an after-tax transition adjustment to reduce accumulated other comprehensive income by approximately $194.0 million in the first quarter of 2001. In addition, the adoption is expected to impact assets and liabilities recorded on the consolidated balance sheet. SFAS No. 133 also permits a one-time transfer of an available-for-sale security into the trading category. Accordingly, Cox elected to reclassify approximately 19.5 million shares of its investment in Sprint PCS common stock -- Series 2 from available-for-sale to trading on January 1, 2001. As a result of this reclassification, Cox will recognize a pre-tax gain of approximately $230.2 million during the first quarter of 2001, representing the accumulated unrealized gain on investment in Sprint PCS common stock -- Series 2, previously recorded as a component of accumulated other comprehensive income.

RISK FACTORS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning our outlook for the future and information about our strategic plans and objectives, expectations as to subscriber and revenue growth, anticipated rates of subscriber penetration, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from those in the forward-looking statements, and may be affected by known and unknown risks, uncertainties and other factors. Many of these risks and uncertainties have been discussed in our prior filings with the SEC. Factors to consider in connection with any of our forward-looking statements include, but are not limited to:

     - Our ability to implement successfully our growth strategies and the level of success of our operating initiatives, including integration and upgrades of recently acquired cable properties, future expenditures on capital projects, terms and availability of capital, the actual level of revenue growth, adverse changes in the price of telephony interconnection or cable programming and disruptions in the supply of services and equipment. In addition, material changes in the cost of equipment or significant unanticipated capital expenditures could disrupt our business plan and adversely affect our business operations.

     - Trends in our businesses, particularly trends in the market for existing and new communications services and changes in our business strategy and development plans.

     - Our ability to increase penetration in existing markets, as well as those we enter through acquisitions or other business combinations, including our ability to continue to control costs and maintain high standards of customer service, the extent to which consumer demand for voice, video and data services increases, subscriber availability, retention and growth, subscriber demand and competition.

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

     - Changes in our relationship with, the performance of, and the market value of companies in which we have significant investments, especially investments in telecommunications and technology, including Sprint PCS.

     - Competition from alternative methods of receiving and distributing signals and from other sources of news, information and entertainment, such as newspapers, movie theaters, online computer services and home video products. Because our franchises are generally non-exclusive, there is potential for competition from other operators of cable systems and other distribution systems capable of delivering programming to homes or businesses, including direct broadcast satellite systems and multichannel multipoint distribution services. In addition, we face general competitive factors, such as the introduction of new technologies (such as Internet-based services), changes in prices or demand for our products as a result of competitive actions or economic factors and competitive pressures within the broadband communications industry.

     - Our ability to obtain the necessary FCC, as well as state and local, authorizations for new services, and our response to adverse regulatory changes. The cable industry is subject to extensive regulation by federal, local and, in some instances, state governmental agencies. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. As a result, it is not possible to predict the effect that ongoing developments might have on the broadband communications industry or on our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Cox has estimated the fair value of its financial instruments as of December 31, 2000 and 1999 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

     The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox's investments stated at fair value are estimated and recorded based on quoted market prices as discussed in Note 5. "Investments" in Part II, Item 8. "Consolidated Financial Statement Statements and Supplementary Data." The fair value of Cox's equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities. Additional information pertinent to the value of those investments is discussed in Note 5. "Investments" in Part II, Item 8. "Consolidated Financial Statement Statements and Supplementary Data."

     The fair value of interest rate swaps used for hedging purposes was approximately $35.2 million at December 31, 2000 and represents the estimated amount that Cox would receive upon termination of the swap agreements.

     Cox's outstanding commercial paper, revolving credit facilities, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximate fair value at December 31, 2000 and 1999. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

     The estimated fair value of Cox's fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at December 31, 2000 and 1999 are based on quoted market prices or a discounted cash flow analysis using Cox's incremental borrowing for similar types of borrowings arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at December 31, 2000 and 1999 is as follows:

                                  DECEMBER 31, 2000                          DECEMBER 31, 1999
                       ----------------------------------------   ----------------------------------------
                                                 FAIR VALUE                                 FAIR VALUE
                       CARRYING     FAIR        (1% DECREASE      CARRYING     FAIR        (1% DECREASE
                        VALUE      VALUE     IN INTEREST RATES)    VALUE      VALUE     IN INTEREST RATES)
                       --------   --------   ------------------   --------   --------   ------------------
                                                      (MILLIONS OF DOLLARS)
Fixed-rate notes and
  debentures.........  $4,460.3   $4,459.6        $4,701.9        $4,064.1   $3,858.3        $4,065.3
FELINE PRIDES........     647.3      806.0           808.0           642.3      884.0           886.0
Exchangeable
  subordinated
  debentures.........   2,351.8    1,564.0         1,651.0         1,272.2    1,400.0         1,417.0

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            COX COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                               (THOUSANDS OF DOLLARS)
ASSETS
Cash........................................................  $    78,442   $    33,313
Accounts and notes receivable, less allowance for doubtful
  accounts of $25,636 and $14,783...........................      358,348       260,518
Net plant and equipment.....................................    5,916,425     4,038,236
Investments.................................................    3,896,412    11,769,610
Intangible assets...........................................   13,951,246    10,174,034
Amounts due from Cox Enterprises, Inc. (CEI)................        5,808       114,821
Other assets................................................      514,143       223,965
                                                              -----------   -----------
          Total assets......................................  $24,720,824   $26,614,497
                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses.......................  $   714,191   $   477,134
Deferred income taxes.......................................    4,592,655     6,670,521
Other liabilities...........................................      372,085       209,211
Debt........................................................    8,543,762     6,375,795
                                                              -----------   -----------
          Total liabilities.................................   14,222,693    13,732,661
                                                              -----------   -----------
Commitments and contingencies (Note 16)
Minority interest in equity of consolidated subsidiaries....      126,447       195,616
Cox-obligated capital and preferred securities of subsidiary
  trusts....................................................    1,155,411     1,150,636
Shareholders' equity
  Series A convertible preferred stock -- liquidation
     preference of $22.1375 per share, $1 par value;
     10,000,000 shares authorized; shares issued and
     outstanding: 4,836,372.................................        4,836         4,836
  Class A common stock, $1 par value; 671,000,000 shares
     authorized; shares issued: 577,725,528 and 576,168,914;
     shares outstanding: 572,227,128 and 576,168,914........      577,726       576,169
  Class C common stock, $1 par value; 62,000,000 shares
     authorized; shares issued and outstanding:
     27,597,792.............................................       27,598        27,598
  Additional paid-in capital................................    3,872,726     3,835,639
  Retained earnings.........................................    4,157,460     2,232,205
  Accumulated other comprehensive income....................      787,816     4,859,137
  Class A common stock in treasury, at cost: 5,498,400
     shares.................................................     (211,889)           --
                                                              -----------   -----------
          Total shareholders' equity........................    9,216,273    11,535,584
                                                              -----------   -----------
          Total liabilities and shareholders' equity........  $24,720,824   $26,614,497
                                                              ===========   ===========

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                       ---------------------------------------------
                                                           2000            1999            1998
                                                       -------------   -------------   -------------
                                                       (THOUSANDS OF DOLLARS, EXCLUDING SHARE DATA)
REVENUES.............................................  $  3,506,931    $  2,318,135    $  1,716,757
COSTS AND EXPENSES
  Programming costs..................................       855,757         561,343         406,748
  Selling, general and administrative................     1,273,852         855,603         650,933
  Depreciation.......................................       873,405         550,651         373,462
  Amortization.......................................       363,082         165,049          84,209
  Gain on sale and exchange of cable systems.........            --         (77,361)             --
                                                       ------------    ------------    ------------
OPERATING INCOME.....................................       140,835         262,850         201,405
Interest expense.....................................      (550,824)       (305,736)       (223,326)
Equity in net losses of affiliated companies.........        (7,294)        (90,477)       (547,202)
Gain on investments, net.............................     3,281,986       1,569,389       2,484,162
Gain on issuance of stock by affiliated companies....            --              --         165,342
Dividend income......................................        12,733          46,646          12,164
Other, net...........................................        (5,322)         (2,184)            942
                                                       ------------    ------------    ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST.....     2,872,114       1,480,488       2,093,487
Income tax expense...................................       877,031         579,965         822,815
                                                       ------------    ------------    ------------
INCOME BEFORE MINORITY INTEREST......................     1,995,083         900,523       1,270,672
Minority interest, net of tax........................       (69,828)        (18,595)             --
                                                       ------------    ------------    ------------
NET INCOME...........................................  $  1,925,255    $    881,928    $  1,270,672
                                                       ============    ============    ============
SHARE DATA
  Basic net income per share.........................  $       3.20    $       1.54    $       2.33
  Diluted net income per share.......................          3.16            1.51            2.30
  Basic weighted-average shares outstanding..........   601,951,744     572,608,878     545,626,528
  Diluted weighted-average shares outstanding........   608,548,749     583,081,565     552,421,730

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    CLASS A
                                                                                    ACCUMULATED     COMMON
                        SERIES A       COMMON STOCK      ADDITIONAL                    OTHER       STOCK IN
                        PREFERRED   ------------------    PAID-IN      RETAINED    COMPREHENSIVE   TREASURY,
                          STOCK     CLASS A    CLASS C    CAPITAL      EARNINGS    INCOME (LOSS)    AT COST
                        ---------   --------   -------   ----------   ----------   -------------   ---------
                                                       (THOUSANDS OF DOLLARS)
DECEMBER 31, 1997...         --     $514,552   $27,598   $1,519,758   $   79,605    $   215,799           --
  Net income........                                                   1,270,672
  Issuance of stock
    related to stock
    compensation
    plans (including
    tax benefit on
    stock options
    exercised)......                   1,224                 10,888
  Issuance of Class
    A common stock
    and Series A
    convertible
    preferred stock
    related to the
    acquisition of
    Prime South.....     $4,836       11,336                341,831
  Change in net
    accumulated
    unrealized gain
    on securities...
  Other
    comprehensive
    income..........                                                                  1,378,467
  Comprehensive
    income..........
                         ------     --------   -------   ----------   ----------    -----------    ---------
DECEMBER 31, 1998...      4,836      527,112    27,598    1,872,477    1,350,277      1,594,266           --
  Net income........                                                     881,928
  Issuance of stock
    related to stock
    compensation
    plans (including
    tax benefit on
    stock options
    exercised)......                     634                 14,054
  Issuance of stock
    related to the
    TCA merger......                  38,323              1,607,051
  Issuance of common
    stock related to
    public
    offering........                  10,100                327,784
  Fair value of
    forward purchase
    contracts, less
    the present
    value of
    contract
    adjustment
    payments issued
    as a part of
    FELINE PRIDES...                                         14,273
  Change in net
    accumulated
    unrealized gain
    on securities...
  Other
    comprehensive
    income..........                                                                  3,264,871
  Comprehensive
    income..........
                         ------     --------   -------   ----------   ----------    -----------    ---------
DECEMBER 31, 1999...      4,836      576,169    27,598    3,835,639    2,232,205      4,859,137           --
  Net income........                                                   1,925,255
  Issuance of stock
    related to stock
    compensation
    plans (including
    tax benefit on
    stock options
    exercised)......                   1,557                 30,713
  Purchase of
    5,498,400 shares
    of Class A
    common stock for
    treasury, at
    cost............                                                                               $(211,889)
  Proceeds from
    issuance of put
    options.........                                          6,374
  Change in net
    accumulated
    unrealized gain
    on securities...
  Other
    comprehensive
    loss............                                                                 (4,071,321)
  Comprehensive
    loss............
                         ------     --------   -------   ----------   ----------    -----------    ---------
DECEMBER 31, 2000...     $4,836     $577,726   $27,598   $3,872,726   $4,157,460    $   787,816    $(211,889)
                         ======     ========   =======   ==========   ==========    ===========    =========


                                    COMPREHENSIVE
                         TOTAL      INCOME (LOSS)
                      -----------   -------------
                        (THOUSANDS OF DOLLARS)
DECEMBER 31, 1997...  $ 2,357,312
  Net income........    1,270,672    $ 1,270,672
                                     -----------
  Issuance of stock
    related to stock
    compensation
    plans (including
    tax benefit on
    stock options
    exercised)......       12,112
  Issuance of Class
    A common stock
    and Series A
    convertible
    preferred stock
    related to the
    acquisition of
    Prime South.....      358,003
  Change in net
    accumulated
    unrealized gain
    on securities...                   1,378,467
                                     -----------
  Other
    comprehensive
    income..........    1,378,467      1,378,467
                                     -----------
  Comprehensive
    income..........                 $ 2,649,139
                      -----------    ===========
DECEMBER 31, 1998...    5,376,566
  Net income........      881,928    $   881,928
                                     -----------
  Issuance of stock
    related to stock
    compensation
    plans (including
    tax benefit on
    stock options
    exercised)......       14,688
  Issuance of stock
    related to the
    TCA merger......    1,645,374
  Issuance of common
    stock related to
    public
    offering........      337,884
  Fair value of
    forward purchase
    contracts, less
    the present
    value of
    contract
    adjustment
    payments issued
    as a part of
    FELINE PRIDES...       14,273
  Change in net
    accumulated
    unrealized gain
    on securities...                   3,264,871
                                     -----------
  Other
    comprehensive
    income..........    3,264,871      3,264,871
                                     -----------
  Comprehensive
    income..........                 $ 4,146,799
                      -----------    ===========
DECEMBER 31, 1999...   11,535,584
  Net income........    1,925,255    $ 1,925,255
                                     -----------
  Issuance of stock
    related to stock
    compensation
    plans (including
    tax benefit on
    stock options
    exercised)......       32,270
  Purchase of
    5,498,400 shares
    of Class A
    common stock for
    treasury, at
    cost............     (211,889)
  Proceeds from
    issuance of put
    options.........        6,374
  Change in net
    accumulated
    unrealized gain
    on securities...                  (4,071,321)
                                     -----------
  Other
    comprehensive
    loss............   (4,071,321)    (4,071,321)
                                     -----------
  Comprehensive
    loss............                 $(2,146,066)
                      -----------    ===========
DECEMBER 31, 2000...  $ 9,216,273
                      ===========

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
                                                                  (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................  $ 1,925,255   $   881,928   $ 1,270,672
Adjustments to reconcile net income to net cash provided
  by operating activities, net of effects of
  acquisitions:
  Depreciation and amortization.........................    1,236,487       715,700       457,671
  Equity in net losses of affiliated companies..........        7,294        90,477       547,202
  Deferred income taxes.................................      451,004       366,579       972,663
  Gain on sale and exchange of cable systems, net.......           --       (77,361)           --
  Gain on investments, net..............................   (3,281,986)   (1,569,389)   (2,484,162)
  Gain on issuance of stock by affiliated companies.....           --            --      (165,342)
  Minority interest, net of dividends paid..............       63,227        15,845            --
(Increase) decrease in accounts and notes receivable....     (156,278)       28,719       (17,348)
(Increase) decrease in prepaid expenses.................       28,629      (117,076)        8,744
Increase in accounts payable and accrued liabilities....      204,009       104,864         9,122
Increase (decrease) in other liabilities................       65,297       (43,673)       49,797
Increase (decrease) in taxes payable....................     (231,631)       33,436        13,619
Other, net..............................................       (5,060)      (28,087)        4,534
                                                          -----------   -----------   -----------
     Net cash provided by operating activities..........      306,247       401,962       667,172
                                                          -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures....................................   (2,188,168)   (1,154,527)     (808,902)
Investments in affiliated companies.....................      (83,252)      (30,955)     (169,102)
Proceeds from the sale and exchange of investments......    2,859,872       987,084       353,159
Restricted cash invested................................           --            --       204,210
Payments for purchases of cable systems.................   (2,777,717)   (3,522,412)   (1,230,453)
(Increase) decrease in amounts due from CEI.............      109,013      (114,821)       50,856
Other, net..............................................        3,235       (13,938)         (187)
                                                          -----------   -----------   -----------
     Net cash used in investing activities..............   (2,077,017)   (3,849,569)   (1,600,419)
                                                          -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit and commercial paper borrowings
  (repayments), net.....................................    1,013,672      (862,443)     (106,914)
Proceeds from issuance of debt, net of debt issuance
  costs, and capital and preferred securities of
  subsidiary trusts.....................................    2,539,747     4,330,323       841,892
Repayment of debt.......................................   (1,504,010)     (196,875)      (17,689)
Increase (decrease) in amounts due to CEI...............           --      (170,596)      170,596
Proceeds from issuance of Class A common stock, net of
  offering costs........................................       21,954       347,240        12,112
Repurchase of Class A common stock......................     (211,889)           --            --
Distributions paid on capital and preferred securities
  of subsidiary trusts..................................      (82,260)           --            --
Other, net..............................................       38,685         2,667        35,595
                                                          -----------   -----------   -----------
     Net cash provided by financing activities..........    1,815,899     3,450,316       935,592
                                                          -----------   -----------   -----------
Net increase in cash....................................       45,129         2,709         2,345
Cash at beginning of period.............................       33,313        30,604        28,259
                                                          -----------   -----------   -----------
Cash at end of period...................................  $    78,442   $    33,313   $    30,604
                                                          ===========   ===========   ===========

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Cox Communications, Inc. (Cox), an indirect 67.8% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is one of the nation's largest multi-service advanced communications companies, serving more than 6.2 million customers as of December 31, 2000. Cox owns U.S. broadband network operations and investments focused on cable programming, telecommunications and technology. Cox operates in one operating segment, broadband communications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER ITEMS

Basis of Consolidation

     The consolidated financial statements include the accounts of Cox and all wholly-owned, majority-owned or controlled subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

Cash and Cash Equivalents

     Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use and which have maturities of three months or less.

Plant and Equipment

     Plant and equipment are stated at cost less accumulated depreciation. Additions to cable plant generally include material, labor and overhead. Depreciation is computed using the straight-line method over estimated useful lives as follows: five to 20 years for buildings and building improvements; five to 12 years for cable systems; and three to 10 years for other plant and equipment.

     The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include all direct labor and materials as well as certain indirect costs. Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains or losses are presented as a component of operating income.

Investments

     Investments in affiliated entities are accounted for either under the equity method or are stated at cost depending on Cox's ability to exercise significant influence over the operating and financial policies of the investee. Equity method investments are recorded at cost and adjusted periodically to recognize Cox's proportionate share of the investee's income or loss, additional contributions made and dividends received. When Cox's cumulative proportionate share of loss exceeds the carrying amount of the equity method investment, application of the equity method is suspended and Cox's proportionate share of the investees' loss is not recognized unless Cox is committed to provide further financial support to the investee. Cox will resume application of the equity method when the investee becomes profitable and Cox's proportionate share of the investees' earnings equals its cumulative proportionate share of losses that were not recognized during the

                            COX COMMUNICATIONS, INC.

period the application of the equity method was suspended. Investments stated at cost are adjusted for any known diminution in value determined to be to be other than temporary.

     Investments in publicly traded entities are classified as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at their fair value, with unrealized gains and losses resulting from changes in fair value between measurement dates recognized as a component of accumulated other comprehensive income. Realized losses for any decline in market value considered to be other than temporary are recognized in earnings. Realized gains and losses on investments sold or impaired are recognized using the first-in first-out method.

Intangible Assets

     Franchise value and license acquisition costs are derived from the value ascribed to an acquired subscriber base for which Cox is granted a non-exclusive cable system franchise. Generally, Cox is able to renew its franchises which, as an incumbent franchisee, are assessed by the local franchising authority on its own merit and not as part of a comparative process with competing applications. A local franchising authority may not unreasonably withhold the renewal of a franchise. Accordingly, franchise and license acquisition costs are amortized using the straight-line method over their legal or estimated useful lives not to exceed 40 years. The excess cost over the fair value of net assets acquired is amortized using the straight-line method over its estimated useful life not to exceed 40 years.

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

Valuation of Long-Lived Assets

     Cox evaluates the recoverability of long-lived assets, including plant and equipment and intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Long-lived assets and certain intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

     Prior to October 1998, the accounts of Cox were included in the consolidated federal income tax return and certain state income tax returns of CEI. Current federal and state income tax expenses and benefits were allocated on a separate return basis to Cox based on the current year tax effects of the inclusion of its income, expenses and credits in the consolidated income tax returns of CEI or based on separate state income tax returns. In connection with Cox's acquisition of the Las Vegas, Nevada cable system in October 1998, CEI's ownership interest in Cox was reduced and as such, effective October 1998, Cox was no longer included in the consolidated federal income tax return of CEI. See
Note 4. "Acquisitions, Dispositions and Exchanges of Businesses."

     Cox provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income taxes reflect the net tax effect on future years of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. Valuation allowances reduce deferred tax assets to an amount that represents management's best estimate of such deferred tax

                            COX COMMUNICATIONS, INC.

assets that more likely than not will be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Debt Issuance Costs

     Costs associated with the refinancing and issuance of debt as well as debt discounts, if any, are deferred and expensed as interest over the term of the related debt agreement.

Revenue Recognition

     Revenue is recognized as broadband communications services are provided as persuasive evidence of an arrangement exists, when the price to the customer is fixed and determinable and collectability is reasonably assured. Credit risk is managed by disconnecting services to customers who are delinquent. Other revenues are recognized as services are provided. Revenues obtained from the connection of customers to the broadband network are less than related direct selling costs, therefore, such revenues are recognized as received.

Pension, Postretirement and Postemployment Benefits

     Cox provides defined pension benefits to substantially all employees based on years of service and compensation during those years. Cox provides certain health care and life insurance benefits to substantially all employees and retirees through certain CEI plans. Expense related to the CEI plans is allocated to Cox through the intercompany account. The amount of the allocations is based on actuarial determinations of the effects of Cox employees' participation in the plans.

Stock Compensation Plans

     Cox accounts for employee equity-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and discloses the pro forma effect on net income and earnings per share of using the fair value method as required by SFAS No. 123, Accounting for Stock-Based Compensation.

Gain on Issuance of Stock by Affiliated Companies

     Gains recognized on the issuance of stock by affiliated entities are reflected as income in the Consolidated Statements of Operations in accordance with Staff Accounting Bulletin (SAB) No. 51, Accounting for Sales of Stock by a Subsidiary.

Net Income Per Share

     Cox computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner, but also includes the dilutive effect of common stock equivalents and other financial instruments which are convertible or exercisable for Cox Class A common stock as further described in Note 12. "Shareholders' Equity."

Derivative Financial Instruments

     Cox is exposed to fluctuations in the fair value of certain assets, liabilities, equity and forecasted transactions. Cox uses derivative financial instruments such as interest rate swap agreements to manage exposure to the fair value of its fixed-rate debt instruments; a right to sell agreement to manage exposure to fluctuations in the fair value of Cox's investment in shares of Excite@Home common stock; and equity collar agreements to manage exposure to fluctuations in the fair value of Cox's investment in shares of unregistered

                            COX COMMUNICATIONS, INC.

Sprint PCS common stock -- Series 2. Cox also manages exposure to fluctuations in the fair value of its investment in Sprint PCS common stock through the issuance of certain exchangeable subordinated debentures whose value, in part, is derived from the fair value of Sprint PCS common stock. From time to time, Cox invests in warrants to purchase shares of publicly traded and privately held entities' common stock.

     Interest rate swaps are designated as hedges of certain fixed rate debt instruments and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Changes in fair value between measurement dates of Cox's right to sell its shares of Excite@Home common stock and investments in warrants to purchase shares of publicly traded entities are recorded as a component of accumulated other comprehensive income. Changes in fair value between measurement dates of the equity collar agreements are recognized in earnings or recorded as a component of accumulated other comprehensive income depending on the nature of the hedging relationship. Changes in fair value between measurement dates of the derivative instruments embedded in the exchangeable subordinated debentures are recognized in earnings.

     Cox does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with Cox's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although Cox may be exposed to losses in the event of nonperformance by the counterparties, Cox does not expect such losses, if any, to be significant.

Recently Issued Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101, as amended by SAB No. 101B, became effective in the fourth quarter of fiscal years beginning after December 15, 1999. Accordingly, Cox adopted SAB No. 101 on October 1, 2000. There was no significant impact on Cox's consolidated financial statements upon adoption of SAB No. 101.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which is effective for Cox as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

     Under SFAS No. 133, the accounting for changes in the fair value of a derivative will depend on the use of the derivative. Changes in fair values of undesignated derivatives will be recognized in earnings. Changes in fair values of derivatives designated as hedges of assets, liabilities and firm commitments will be recognized in earnings as offsets to the changes in fair value of the related hedged assets, liabilities and firm commitments. Changes in fair values of derivatives designated as hedges of forecasted transactions will be deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings.

     Cox's adoption of SFAS No. 133 on January 1, 2001 is expected to result in an after-tax transition adjustment to increase earnings by approximately $718.7 million and an after-tax transition adjustment to reduce accumulated other comprehensive income by approximately $194.0 million in the first quarter of 2001. In addition, the adoption is expected to impact assets and liabilities recorded on the consolidated balance sheet. SFAS No. 133 also permits a one-time transfer of an available-for-sale security into the trading category. Accordingly, Cox elected to reclassify approximately 19.5 million shares of its investment in Sprint PCS common stock -- Series 2 from available-for-sale to trading on January 1, 2001. As a result of this

                            COX COMMUNICATIONS, INC.

reclassification, Cox will recognize a pre-tax gain of approximately $230.2 million during the first quarter of 2001, representing the accumulated unrealized gain on investment in Sprint PCS common stock -- Series 2, previously recorded as a component of accumulated other comprehensive income.

Reclassifications

     Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified for comparative purposes with 2000.

3. CASH MANAGEMENT SYSTEM

     Cox participates in CEI's cash management program, whereby CEI transfers funds from Cox's depository accounts and transfers funds to financial institutions upon daily notification of checks presented for payment. Book overdrafts of $104.2 million and $71.9 million existed at December 31, 2000 and 1999, respectively, as a result of checks outstanding. These book overdrafts are reclassified as accounts payable and are considered financing activities in the Consolidated Statements of Cash Flows.

4. ACQUISITIONS, DISPOSITIONS AND EXCHANGES OF BUSINESSES

2000 Acquisitions and Transactions

     In January 2000, Cox completed the acquisition of cable systems serving 522,000 customers in Kansas, Oklahoma and North Carolina from Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., for $2.7 billion.

     In March 2000, Cox and AT&T Corp. (AT&T) exchanged Cox's 50.3 million shares of AT&T common stock for the stock of AT&T subsidiaries that own certain cable systems serving approximately 495,000 customers and certain other assets and liabilities, including cash. Cox received: cable systems serving Oklahoma and Louisiana; the remaining 20% ownership interest in a partnership in which Cox acquired an 80% interest through its merger with TCA Cable TV, Inc. (TCA); Peak Cablevision LLC, which has customers in Oklahoma, Arkansas, Utah and Nevada; and approximately $798.0 million in other assets and liabilities, including cash. Cox recognized a pre-tax gain of $775.9 million in connection with this transaction.

1999 Acquisitions and Transactions

     In August 1999, Cox completed its merger with TCA, a cable television operator serving approximately 883,000 customers in Texas, Arkansas, Louisiana and four other states for $1.6 billion in cash, 38.3 million shares of Cox common stock and assumed indebtedness of $540.0 million. Upon completion of the merger, Cox repaid $340.0 million of the assumed TCA debt. Cox also acquired VPI Communications, Inc., an affiliate of TCA, and TCA's interest in two majority-owned partnerships in connection with the TCA merger.

     Also in August 1999, Cox exchanged its cable systems in Massachusetts, serving more than 54,000 customers, for MediaOne properties in Connecticut and Rhode Island, serving 51,000 customers, and cash. Cox recognized a pre-tax gain of $77.4 million in connection with this transaction.

     In October 1999, Cox completed the acquisition of cable systems serving more than 260,000 customers in northern Virginia from Media General, Inc. for $1.4 billion.

     Also in October 1999, Cox reorganized its partnership with Time Warner Entertainment Company, L.P., under which Cox acquired control of the cable system serving Fort Walton Beach, Florida and received $104.5 million, and Time Warner acquired control of the cable system serving Staten Island, New York. Cox recognized a pre-tax gain of $94.8 million in connection with this reorganization.

                            COX COMMUNICATIONS, INC.

1998 Acquisitions and Transactions

     In June 1998, Cox completed the acquisition of a cable system serving approximately 115,000 customers in Arizona from Tele-Communications, Inc. (TCI) for $250.2 million.

     In October 1998, Cox completed the acquisition of a cable system serving approximately 293,000 residential customers and 105,000 hotel units in the greater Las Vegas area and certain related businesses owned by Prime South Diversified, Inc. for a combination of common and convertible preferred stock and cash with an aggregate value of approximately $1.3 billion, including the refinancing of certain Prime South indebtedness. See Note 12. "Shareholders' Equity."

     The purchase price of each of the acquisitions was allocated to the assets purchased and liabilities assumed based on their estimated fair market value at the date of acquisition in accordance with APB Opinion No. 16, Business Combinations. The purchase price allocations of each acquisition are finalized as independent appraisals of certain tangible and intangible assets acquired are received. No material adjustments to the initial purchase price allocations are expected. The excess of purchase price over the fair value of net assets acquired has been recorded as franchise value and license acquisition costs and is being amortized on a straight-line basis over 40 years.

     The following summarized unaudited pro forma combined financial information for the years ended December 31, 2000 and 1999 assumes the acquisitions of cable systems from Multimedia and AT&T occurred on January 1 of each year and also that the TCA merger and the acquisition of cable systems from Media General occurred on January 1, 1999.

                                                          PRO FORMA YEAR ENDED DECEMBER 31
                                                          --------------------------------
                                                              2000                1999
                                                          ------------        ------------
                                                          (THOUSANDS OF DOLLARS, EXCLUDING
                                                                EARNINGS PER SHARE)
                                                                    (UNAUDITED)
Revenue...............................................     $3,573,339          $3,050,938
Operating income......................................        142,023             289,954
Net income............................................      1,153,350             773,879
Earnings per share
  Basic net income per share..........................     $     1.92          $     1.28
  Diluted net income per share........................           1.90                1.26

5. INVESTMENTS

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
                                                               (THOUSANDS OF DOLLARS)
Equity method investments...................................  $   86,394   $    77,945
Investments stated at fair value............................   3,784,799    11,685,786
Investments stated at cost..................................      25,219         5,879
                                                              ----------   -----------
     Total investments......................................  $3,896,412   $11,769,610
                                                              ==========   ===========

EQUITY METHOD INVESTMENTS

     Discovery Communications, Inc. The principal businesses of Discovery are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe and the retail businesses of Discovery.com. In 2000, Cox ceased applying the equity method on its investment in Discovery as Cox's cumulative proportionate share of equity in net losses exceeded the carrying amount of the investment. During the years ended December 31, 1999 and 1998, Cox

                            COX COMMUNICATIONS, INC.

recognized equity in net losses in affiliated companies of $11.8 million and $22.0 million, respectively, related to its investment in Discovery.

     Cox Communications PCS, L.P. In May 1999, Cox transferred its remaining 32.0% equity interest in Cox Communications PCS, L.P. (Cox PCS) to Sprint Corporation in exchange for approximately 38.1 million shares of unregistered Sprint PCS common stock -- Series 2. As a result of this transaction, Cox recognized a pre-tax gain of $908.5 million. During the years ended December 31, 1999 and 1998, Cox recognized equity in net losses in affiliated companies of $65.1 million and $107.8 million, respectively, related to its investment in Cox PCS.

     TWC Cable Partners. In October 1999, Cox reorganized its partnership with Time Warner Entertainment Company, L.P., under which Cox acquired control of the cable system serving Fort Walton Beach, Florida and received $104.5 million, and Time Warner acquired control of the cable system serving Staten Island, New York. Cox recognized a pre-tax gain of $94.8 million in connection with this reorganization. Cox's share of equity in net losses were nominal for the years ended December 31, 1999 and 1998 related to its investment in TWC Cable Partners.

     Summarized combined unaudited financial information for all equity method investments and Cox's proportionate share (determined using Cox's ownership interest in each investment) for 2000, 1999 and 1998 is as follows:

                                COMBINED FINANCIAL INFORMATION          COX'S PROPORTIONATE SHARE
                                    YEAR ENDED DECEMBER 31                YEAR ENDED DECEMBER 31
                             -------------------------------------   --------------------------------
                                2000         1999         1998         2000       1999        1998
                             ----------   ----------   -----------   --------   ---------   ---------
                                                      (THOUSANDS OF DOLLARS)
                                                           (UNAUDITED)
Revenues...................  $1,917,649   $1,732,838   $ 3,358,790   $494,137   $ 470,331   $ 731,670
Operating income (loss)....     210,339     (350,062)   (2,269,529)    49,958     (94,911)   (419,453)
Net loss...................    (221,894)    (450,654)   (2,774,548)   (56,930)   (121,861)   (516,256)

                                                                     COMBINED
                                                               FINANCIAL INFORMATION
                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
                                                                    (UNAUDITED)
Current assets..............................................  $  805,318   $  853,678
Noncurrent assets...........................................   2,270,890    1,566,648
Current liabilities.........................................     753,099      398,736
Noncurrent liabilities......................................   2,862,272    2,236,958

     Cox's proportionate share of the net losses as stated above is not equal to the equity in net losses of affiliated companies as reported in the Consolidated Statements of Operations primarily due to discontinuing the application of equity method accounting for certain investments when aggregate net losses from the investments have exceeded their carrying value and amortization of other expenses. At December 31, 2000, the aggregate unamortized excess of Cox's investments over its equity in the underlying net assets of the affiliates was approximately $23.2 million and is being amortized over 35 years.

     The investment balances and supplemental financial information above include the effects of the Cox PCS stock transaction, AT&T/Teleport merger and the Sprint PCS reorganization, as described herein. Additionally, the above balances include investments in and advances to affiliated companies. The advances are generally interest-bearing long-term notes receivable, which total $36.5 million and $30.8 million at December 31, 2000 and 1999, respectively. Interest income recognized on notes receivable was $4.0 million, $3.6 million and $0.4 million in 2000, 1999 and 1998, respectively.

                            COX COMMUNICATIONS, INC.

INVESTMENTS STATED AT FAIR VALUE

     The aggregate cost of Cox's investments stated at fair value at December 31, 2000 and 1999 was $2,499.0 million and $3,784.8 million, respectively. Gross unrealized gains and losses on investments were $1,322.2 million and $36.4 million, respectively, at December 31, 2000 and $7,901.0 million and zero, respectively, at December 31, 1999.

     Sprint PCS. Sprint PCS is a personal communications services provider and an indirect wholly-owned subsidiary of Sprint. Prior to November 1998, Cox owned a 15% interest in Sprint Spectrum L.P., a partnership that held 29 broadband personal communications services licenses. Cox recorded $330.0 million of equity in net losses in affiliated companies for the year ended December 31, 1998 related to its investment in Sprint Spectrum. Cox also owned a 17.6% interest in PhillieCo L.P., a partnership that held a broadband personal communications services license for the Philadelphia MTA and was affiliated with the Sprint PCS nationwide network. Cox's share of equity in net losses was nominal for the year ended December 31, 1998 related to its investment in PhillieCo.

     In November 1998, as a result of a reorganization by Sprint Corporation, both the Sprint Spectrum and PhillieCo partnerships were combined into a new publicly traded tracking stock of Sprint, Sprint PCS. Cox's equity ownership in both Sprint Spectrum and PhillieCo was converted into unregistered shares of Sprint PCS common stock -- Series 2 and convertible preferred stock and warrants which are convertible into and exercisable for Sprint PCS common stock -- Series
2. Each share of Cox's Sprint PCS common stock -- Series 2 automatically converts into a share of Sprint PCS common stock -- Series 1, the series traded on the New York Stock Exchange, upon transfer of the Series 2 shares to any holder other than Cox, Comcast Corporation and AT&T Corp. or their respective affiliates. Cox recognized a $769.5 million pre-tax gain in connection with this reorganization in fourth quarter 1998 based on the fair market value of the common stock, convertible preferred stock and warrants received and has accounted for these instruments at fair value.

     During 2000, Cox sold a total of 28.1 million shares of its Sprint PCS common stock for aggregate proceeds of $1,422.6 million and recognized total pre-tax gains of $1,193.0 million. Also during 2000, Cox issued exchangeable subordinated debentures which are indexed to and settleable based on the trading price of Sprint PCS common stock and are exchangeable for cash and/or shares of Cox's Sprint PCS common stock as further described in Note 7. "Debt." In addition, in January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock -- Series 2 as further described in Note 7. "Debt."

     At December 31, 2000, Cox's investment in Sprint PCS, was comprised of
104.7 million shares of Sprint PCS common stock -- Series 2, as adjusted for Sprint PCS's two-for-one stock split in February 2000, and warrants and convertible preferred stock which are exercisable for or convertible into approximately 10.3 million shares of Sprint PCS common stock -- Series 2. The estimated fair value of Cox's investment in Sprint PCS was $2,330.3 million and $7,285.3 million at December 31, 2000 and 1999, respectively.

     Flextech plc. In March 2000, Cox sold its entire interest in Flextech, an English publicly held programming company, for proceeds of $522.3 million and recognized a pre-tax gain of $318.9 million.

     Excite@Home. Excite@Home is both an Internet service provider and supplier of comprehensive Internet navigation services. In August 2000, Cox consummated an agreement with Excite@Home pursuant to which the ownership, voting control and management of Excite@Home were restructured. As a result, Cox's veto rights and representation on the Excite@Home board were terminated. In addition, Cox agreed to extend its distribution of certain Excite@Home services through June 2006. Cox will receive warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems pass. Cox also has the right, under certain circumstances, to sell its shares in Excite@Home to AT&T, with a maximum amount payable to Cox of approximately $1.4 billion in cash or shares of AT&T common stock, as elected by Cox. Cox has accounted for this right as an investment, classified as available-for-sale, at its estimated fair

                            COX COMMUNICATIONS, INC.

value with unrealized gains or losses resulting from changes in the fair value between measurement dates as a component of accumulated other comprehensive income. In connection with the consummation of this agreement, Cox recognized a pre-tax gain of approximately $990.5 million.

     At December 31, 2000, Cox's investment in Excite@Home was comprised of 29.1 million shares of common stock and the right to sell such shares to AT&T. The estimated fair value of Cox's investment in Excite@Home, including the value ascribed to Cox's right to sell its Excite@Home shares to AT&T, was approximately $1.4 billion and $1.25 billion at December 31, 2000 and 1999, respectively.

     In January 2001, Cox exercised its right under the agreement with AT&T to transfer the corporation that owns its shares of Excite@Home to AT&T for shares of AT&T common stock. Cox anticipates receiving approximately 64.4 million shares of AT&T stock upon consummation of this transaction, which is currently expected to occur during the first half of 2001.

     AT&T. Prior to July 1998, Cox owned a 22.4% interest in Teleport Communications Group, Inc. (Teleport). During 1998, Cox recognized a pre-tax gain in accordance with SAB No. 51 of $150.4 million in connection with an issuance of stock by Teleport.

     In July 1998, Cox exchanged its interest in Teleport for 55.3 million shares of AT&T common stock, as adjusted for AT&T's three-for-two stock split in April 1999. As a result of the exchange, Cox recognized a pre-tax gain of $1.7 billion in September 1998 and accounted for the AT&T common stock at fair value. Cox sold 5.0 million of these shares in December 1998 for aggregate proceeds of $215.6 million and recognized a pre-tax gain of $30.4 million. In March 2000, Cox's remaining 50.3 million shares were exchanged for the stock of AT&T subsidiaries that own certain cable systems. See Note 4. "Acquisitions, Disposals and Exchanges of Businesses."

     Telewest Communications plc. Telewest Communications plc (Telewest) is a company that operates and constructs cable television and telephony systems in the United Kingdom. In January 1999, Cox sold its entire interest in Telewest for $727.9 million and recognized a pre-tax gain of $433.1 million.

INVESTMENTS STATED AT COST

     PrimeStar Partners, L.P. In April 1998, Cox contributed its 10.4% partnership interest and net assets in and operations of PrimeStar Partners, L.P., a provider of direct broadband satellite services, to a newly formed entity, PrimeStar, Inc., in exchange for a 9.43% interest and $74.0 million in cash. As a result, Cox recorded a $37.3 million pre-tax gain based on the estimated fair market value of the common stock received. In December 1998, however, Cox concluded, after careful analysis, that it would not recover its investment and recognized $131.4 million in charges related to its investment in PrimeStar, Inc.

OTHER

     During 2000, Cox recorded an aggregate pre-tax loss of $22.8 million on certain of its investments as a result of a decline in market value that was considered other than temporary. These losses are included in net gain on investments in Cox's Consolidated Statement of Operations.

     Cox has several other fair value, equity and cost method investments which are not, individually or in the aggregate, significant in relation to the Consolidated Balance Sheets at December 31, 2000 and 1999.

                            COX COMMUNICATIONS, INC.

6. INCOME TAXES

     Current and deferred income tax expenses (benefits) are as follows:

                                                            YEAR ENDED DECEMBER 31
                                                        -------------------------------
                                                          2000       1999       1998
                                                        --------   --------   ---------
                                                            (THOUSANDS OF DOLLARS)
CURRENT
  Federal.............................................  $381,276   $164,338   $(179,684)
  State...............................................    44,751     49,048      29,836
                                                        --------   --------   ---------
     Total current....................................   426,027    213,386    (149,848)
                                                        --------   --------   ---------
DEFERRED
  Federal.............................................   362,498    318,672     885,064
  State...............................................    88,506     47,907      87,599
                                                        --------   --------   ---------
     Total deferred...................................   451,004    366,579     972,663
                                                        --------   --------   ---------
     Net income tax expense...........................  $877,031   $579,965   $ 822,815
                                                        ========   ========   =========

     The difference between net income tax expense and income taxes expected at the U.S. statutory federal income tax rate of 35% are as indicated below:

                                                             YEAR ENDED DECEMBER 31
                                                        --------------------------------
                                                           2000        1999       1998
                                                        ----------   --------   --------
                                                             (THOUSANDS OF DOLLARS)
Federal tax expense at statutory rates on income
  before income taxes.................................  $1,005,240   $518,171   $732,720
State income taxes, net of federal benefit............      86,617     63,021     76,333
Amortization of acquisition adjustments...............      33,377     26,104     18,450
Gain on exchange of cable system......................    (271,567)        --         --
Other, net............................................      23,364    (27,331)    (4,688)
                                                        ----------   --------   --------
  Net income tax expense..............................  $  877,031   $579,965   $822,815
                                                        ==========   ========   ========

     Significant components of Cox's net deferred tax liability are as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                               (THOUSANDS OF DOLLARS)
Depreciation and amortization...............................  $(3,029,006)  $(2,324,083)
Equity in net losses of affiliated companies................   (1,066,904)   (1,339,886)
Unrealized gain on securities...............................     (493,184)   (3,041,343)
Other, net..................................................       (3,561)       34,791
                                                              -----------   -----------
  Net deferred tax liability................................  $(4,592,655)  $(6,670,521)
                                                              ===========   ===========

     Cox is currently subject to various federal and state income tax return audits. Cox does not believe that current income tax audits will have a material impact on its financial statements.

                            COX COMMUNICATIONS, INC.

7. DEBT

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
Revolving credit facilities.................................  $       --   $       --
Commercial paper............................................   1,524,772      514,516
Medium-term notes...........................................     424,065      423,938
Notes and debentures........................................   4,110,409    4,052,902
Exchangeable Subordinated Debentures due November 15,
  2029......................................................   1,272,188    1,272,188
Exchangeable Subordinated Debentures due March 14, 2030.....     274,996           --
Exchangeable Subordinated Discount Debentures due April 19,
  2020......................................................     804,646           --
Capitalized lease obligations...............................     105,516       91,176
Other.......................................................      27,170       21,075
                                                              ----------   ----------
  Total debt................................................  $8,543,762   $6,375,795
                                                              ==========   ==========

Shelf Registrations

     Cox had approximately $1.3 billion available under its existing shelf registration statements at December 31, 2000, of which $575.0 million is reserved pursuant to the underwriting agreement in connection with the issuance of RHINOS, as described in Note 8. "Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts." In January 2001, Cox filed a new shelf registration statement with the SEC under which Cox, or certain wholly-owned Cox financing trusts, may from time to time offer and issue various debt and equity instruments for a maximum aggregate amount up to $2.0 billion. Of the $2.0 billion registered under this registration statement, $444.8 million represents a transfer of the remaining amount available under Cox's July 1999 shelf registration statement. The new registration statement was declared effective by the SEC in February 2001 and, including the amount reserved for the RHINOS, increased the total available to Cox under its shelf registration statements to approximately $2.9 billion.

Revolving Credit Agreements

     Cox has a $1.5 billion 364-day credit agreement available through September 25, 2001 and a $0.9 billion 5-year credit agreement available through September 26, 2005. At Cox's election, the interest rate on these credit agreements is based on London Interbank Offered Rate (LIBOR), the certificate of deposit rate plus varying percentages or an alternate base rate. These credit agreements also impose a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow, a non-GAAP measure of performance, and a utilization fee based on the level of borrowings. Cox had no borrowings outstanding under either credit agreement at December 31, 2000 and 1999.

Commercial Paper

     Cox had outstanding commercial paper of approximately $1.5 billion at December 31, 2000 and $0.5 billion at December 31, 1999. This commercial paper is backed by amounts available under Cox's revolving credit agreements. The weighted-average interest rates for outstanding commercial paper were 6.7% and 5.4% for the years ended December 31, 2000 and 1999, respectively.

Medium Term Notes

     At December 31, 2000 and 1999, Cox had outstanding borrowings under several fixed rate medium term notes due in varying amounts through 2028 which pay interest in cash at fixed rates ranging from 6.7% to 7.2% per annum.

                            COX COMMUNICATIONS, INC.

Notes and Debentures

     Cox had outstanding borrowings under several fixed-rate notes and debentures of approximately $3.9 and $3.5 billion at December 31, 2000 and 1999, respectively. The fixed-rate notes and debentures are due in varying amounts through 2033 and pay interest in cash at rates ranging from 6.375% to 7.875% per annum.

     In January 2000, Cox borrowed $500.0 million under a floating-rate bridge loan, which was subsequently repaid in March 2000. In March 2000, Cox called and redeemed all $525.0 million aggregate principal amount of its floating-rate notes due August 15, 2000. In June 2000, Cox repaid its 6.375% notes with an aggregate principal amount of $425.0 million upon their maturity.

     In November 2000, Cox issued two series of senior debt securities in an offering under its shelf registration statement with an aggregate principal amount of $1.0 billion, less offering costs and underwriting commissions of $5.9 million. Both securities are unsecured and rank equally with Cox's other unsecured senior indebtedness.

     The first series of securities, referred to as the 7.75% Notes, was issued with an aggregate principal amount of $800.0 million and is due November 1, 2010. The 7.75% Notes may be redeemed by Cox in whole or in part at any time prior to maturity at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium, if any, and interest is payable on a semi-annual basis beginning May 1, 2001.

     The second series of securities, referred to as the MOPPRS/CHEERS, was issued with an aggregate principal amount of $200.0 million and is due November 7, 2012. The MOPPRS/CHEERS are subject to mandatory tender to the remarketing dealers on November 7, 2002 at 100% of the principal amount, if the remarketing dealers elect to remarket the MOPPRS/CHEERS. Otherwise, Cox will be required to repurchase the MOPPRS/CHEERS from the beneficial owners at 100% of the principal amount plus accrued interest, if any, if the remarketing dealers do not purchase the tendered MOPPRS/CHEERS or do not elect to remarket all or a portion of the MOPPRS/CHEERS. Unless maturity is extended under certain circumstances pursuant to a remarketing, the MOPPRS/CHEERS will mature on November 7, 2012. In addition, Cox may not redeem the MOPPRS/CHEERS prior to November 7, 2002. Interest on the MOPPRS/CHEERS is payable and reset quarterly at a floating rate of three month LIBOR plus 70 basis points. Thereafter, in the event the MOPPRS/CHEERS are remarketed, the interest rate on the MOPPRS/CHEERS will be reset in accordance with the terms of the remarketing.

Exchangeable Subordinated Debentures

     Exchangeable Subordinated Debentures due November 15, 2029. In November 1999, Cox issued 14,375,000 PRIZES, under its shelf registration statement, for aggregate proceeds of approximately $1.3 billion, less offering costs and underwriting commissions of approximately $35.0 million. Interest on the PRIZES is payable quarterly at a rate of 7.75% per year on the original principal amount through November 15, 2002, and thereafter at a rate of 2% per year on the original principal amount.

     The original principal amount of each PRIZES is indexed to the trading price of Sprint PCS common stock. The maximum number of shares of Sprint PCS common stock attributable to each PRIZES is currently two shares, and the minimum number is equal to 1.7242 shares. The maximum and minimum number of reference shares will be redetermined on November 15, 2002, or in the case of a redemption of the PRIZES on a date which is between November 6 and November 15, 2002, effective on such redemption date.

     The payment upon maturity of the PRIZES is dependent upon the current market value of the maximum number of reference shares attributable to each PRIZES, plus a final period distribution premium, as defined. Prior to maturity, the PRIZES are exchangeable at the holders' option at any time at an amount dependent upon the current market value of the minimum number of reference shares attributable to each PRIZES, subject to adjustment under certain circumstances. In addition, the PRIZES are redeemable by Cox at any

                            COX COMMUNICATIONS, INC.

time at a redemption price dependent upon the current market value of the maximum number of reference shares attributable to each PRIZES, plus the final period distribution and a make-whole premium until November 2002. Cox will have to pay an additional amount of premium if redeemed prior to November 15, 2002.

     Exchangeable Subordinated Debentures due March 14, 2030. In March 2000, Cox issued $275.0 million aggregate principal amount of Premium PHONES under its shelf registration statement, for net proceeds of approximately $269.5 million. Interest on the Premium PHONES is payable semi-annually at a rate of 3% per year on the original principal amount. Each Premium PHONES is indexed to the trading price of 16.28 shares of Sprint PCS common stock.

     Prior to March 14, 2002, the Premium PHONES are exchangeable at the holders' option initially for cash based on the market value of the shares underlying each Premium PHONES. On and after that date, the Premium PHONES can be exchanged by the holder based on the market value of the underlying shares for cash, shares of Sprint PCS common stock or a combination of both. In addition, on or after March 17, 2004, Cox may redeem the Premium PHONES for cash based on the market value of the underlying shares, plus accrued and unpaid interest and a final period distribution premium, as defined.

     At maturity, holders of the Premium PHONES are entitled to receive, at Cox's election, cash, equal to the then exchange market value of the underlying shares plus accrued and unpaid interest and a final period distribution, as defined, or the underlying shares themselves.

     Exchangeable Subordinated Discount Debentures due April 19, 2020. In April 2000, Cox issued $1.8 billion aggregate principal amount at maturity of Discount Debentures under its shelf registration statement for proceeds of approximately $764.0 million, net of offering costs and underwriting commissions of $18.7 million and original issue discount of $1.1 billion.

     The issue price of each Discount Debenture was $425.89 (or 42.589% of the $1,000 original principal amount due at maturity) and the issue price, plus accrued and unpaid original discount, is referred to as the adjusted principal amount. The adjusted principal amount will be reduced by any special cash payments and any cash reorganization event distributions, as defined, but will never be less than zero. The amount payable upon maturity is the adjusted principal amount, plus any accrued and unpaid cash interest.

     Interest on the Discount Debentures is payable semi-annually at a rate of 1% per annum on the original issue price of each debenture. The accretion of the original issue discount plus the 1% interest payments result in an annualized yield to maturity of 5%. On or after April 19, 2005, Cox may irrevocably elect to increase the semi-annual cash interest payments, in lieu of future accrual of the original issue discount, to an amount that represents an annualized yield to maturity of 5% on the adjusted principal amount on the effective date of the election. Thereafter, the original issue discount would cease to accrue.

     Each Discount Debenture is indexed to the trading price of 7.5908 shares of Sprint PCS common stock with an initial value of $56.11 per share. Prior to April 19, 2002, the Discount Debentures are exchangeable at the holders' option for cash based on the market value of the shares underlying each Discount Debenture. On and after that date, the Discount Debentures can be exchanged by the holder based on the market value of the underlying shares for cash, shares of Sprint PCS common stock or a combination of both. The holders may also require Cox to repurchase these securities on certain dates prior to maturity at a purchase price equal to the adjusted principal amount plus any accrued and unpaid cash interest. Cox may pay in cash, shares of Sprint PCS common stock or a combination of both.

     On or after April 19, 2005, Cox may redeem some or all of the Discount Debentures for cash at a redemption price per debenture equal to the adjusted principal amount, plus any accrued and unpaid cash interest.

                            COX COMMUNICATIONS, INC.

     The PRIZES, Premium PHONES and Discount Debentures are unsecured, subordinated obligations, ranking junior in right of payment to all of Cox's existing and future senior indebtedness and have been accounted for as indexed debt instruments pursuant to Emerging Issues Task Force Issue No. 86-28, Accounting Implications of Indexed Debt Instruments, since the payment obligation at maturity or on redemption or exchange by the holders is dependent upon the market value of the Sprint PCS common stock. Accordingly, the carrying value of these indexed debt instruments shall be adjusted to market value through earnings in Cox's Consolidated Statement of Operations as the fair value of the Sprint PCS common stock increases or decreases such that Cox would be required to pay an amount of contingent principal in excess of the original principal amount. No contingent principal was owed on any of the three exchangeable subordinated debentures at December 31, 2000 and 1999.

Zero-Coupon Debt

     In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock -- Series 2 with an aggregate fair value of approximately $502.0 million on the date of pricing for proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. One-third of the contracts mature in January 2004, another third mature in January 2005 and the remaining third mature in January 2006. Embedded in the contracts is an equity collar agreement, which will allow Cox to manage its exposure to fluctuations in the fair value of the Sprint PCS common stock through the contract maturity dates. The collar provides Cox with downside protection and upside participation for the three-year, four-year and five-year contracts. The contracts may be settled, at Cox's election, in cash or shares of Sprint PCS common stock. Cox will account for the contracts as zero-coupon debt and will accrete the $112.6 million original issue discount through the respective contract maturity dates using the effective interest rate method. In addition, the collar agreements embedded in the contracts will be accounted as derivative financial instruments in accordance with the requirements of SFAS No. 133 and the change in fair value of these derivatives between measurement dates shall be recognized through earnings.

Interest Rate Swaps

     In March 2000, Cox entered into an interest rate swap agreement expiring on August 15, 2004 with a notional principal amount of $375.0 million to convert the 7.5% fixed rate on certain senior debt securities due August 15, 2004 with an aggregate principal amount of $375.0 million to a variable rate. In May 2000, Cox entered into another interest rate swap agreement expiring on June 15, 2005 with a notional principal amount of $375.0 million to convert the 6.875% fixed rate on certain senior debt securities due June 15, 2005 with an aggregate principal amount of $375.0 million to a variable rate. The variable rates with respect to both interest rate swaps are adjusted quarterly based on LIBOR and the notional amounts do not quantify risk or represent assets or liabilities of Cox, but are used in the determination of cash settlements under the interest rate swap agreements.

     At December 31, 2000, Cox was receiving a fixed interest rate of 7.16% for the $375.0 million notional amount on the senior debt securities due August 15, 2004 and paying a weighted-average variable interest rate of 6.72%, and was receiving a fixed interest rate of 6.875% for the $375.0 million notional amount on the senior debt securities due June 15, 2005 and paying a variable interest rate of 6.19%. As a result of the settlements under these agreements, interest expense was reduced by $3.1 million during the year ended December 31, 2000.

Other

     Certain of Cox's debt instruments and credit agreements contain covenants which, among other provisions, restrict the payment of cash dividends or the repurchase of capital stock if certain requirements are not met as to the ratio of debt to operating cash flow. Historically, Cox has not paid dividends nor does Cox

                            COX COMMUNICATIONS, INC.

intend to pay dividends in the foreseeable future but to reinvest future earnings, consistent with its business strategy. Although Cox was in compliance with its credit facility covenants at December 31, 2000, Cox was prevented from paying dividends.

     Maturities of long-term debt for each of the five years subsequent to December 31, 2000, are $370.5 million, $229.9 million, $49.2 million, $491.7 million and $376.1 million, respectively. Commercial paper outstanding at December 31, 2000 is considered long-term as Cox intends to rollover or refinance these borrowings on a long-term basis, either through continued commercial paper borrowings or utilization of other available credit facilities. Included in the maturities of long-term debt are obligations under capital leases of $29.2 million, $26.6 million, $22.2 million, $17.6 million and $9.4 million for each of the five years subsequent to December 31, 2000, respectively.

8. COX-OBLIGATED CAPITAL AND PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

     Cox Trust II (the Trust), a statutory business trust formed under the laws of the State of Delaware and a wholly-owned consolidated subsidiary of Cox, issued 13 million FELINE PRIDES and 1.3 million Trust capital securities in August 1999 for aggregate proceeds of $650.0 million, less offering costs of $19.5 million. The Trust invested the proceeds in 7% Senior Debentures due 2004 (the Debentures) issued by Cox, which represent the sole assets of the Trust. The Debentures are unsecured, bear interest at a rate of 7% per year payable in cash on a quarterly basis and mature in August 2004. The obligations of the Trust related to the FELINE PRIDES and the Trust capital securities are guaranteed by Cox to the extent Cox makes payments pursuant to the Debentures.

     The FELINE PRIDES consist of 11.7 million Income PRIDES and 1.3 million Growth PRIDES. Each Income PRIDES consists of a capital security of the Trust and a forward purchase contract under which the holder is required to purchase Class A common stock from Cox on August 16, 2002. The Trust capital securities forming a part of the Income PRIDES and the stand-alone Trust capital securities bear interest, in the form of distributions, at an annual rate of 7% payable in cash on a quarterly basis. On or prior to the fifth business day preceding August 16, 2002, the holders of Income PRIDES may elect to participate in a remarketing of the Trust capital securities in order to satisfy the holders' obligations under the related forward purchase contracts forming a part of the Income PRIDES in lieu of satisfying their obligations in cash. The holders of the stand-alone Trust capital securities may also elect to participate in this remarketing. Each Growth PRIDES consists of a 5% undivided beneficial ownership in a zero-coupon U.S. Treasury security, having a principal amount at maturity equal to $1,000, and a forward purchase contract under which the holder is required to purchase Class A common stock from Cox on August 16, 2002. The forward purchase contracts forming a part of the Growth PRIDES entitle the holders to unsecured contract adjustment payments of .25% of $50 per year payable in cash on a quarterly basis. The zero-coupon U.S. Treasury securities are pledged to Cox to secure the holders' obligations under the forward purchase contracts forming a part of the Growth PRIDES.

     The forward purchase contracts forming a part of the Income and Growth PRIDES require the holder to purchase a minimum of 1.1962 shares and a maximum of 1.4414 shares of Cox Class A common stock per forward purchase contract depending upon the average closing price per share of Cox's Class A common stock for a 20 consecutive day period ending on the third trading day immediately preceding August 16, 2002. Interest on the Debentures, and therefore the distribution rate on the Trust capital securities, will be reset on August 16, 2002 to a rate whereby the Trust capital securities have an approximate market value of 100.5% per security on the third business day immediately preceding August 16, 2002, subject to a maximum reset rate equal to the two-year benchmark U.S. Treasury rate plus 200 basis points. The Debentures and, thus, the Trust capital securities, are redeemable at Cox's option upon the occurrence of certain events based on a stated liquidation equal to the unpaid principal amount plus accumulated and unpaid distributions. Following

                            COX COMMUNICATIONS, INC.

any redemption prior to August 16, 2002, holders of the Income PRIDES will own a portfolio of U.S. Treasury securities as a component of their Income PRIDES.

     Cox RHINOS Trust (the RHINOS Trust), a statutory business trust formed under the laws of the State of Delaware and a wholly-owned consolidated subsidiary of Cox, issued 500,000 RHINOS to a special purpose entity in October 1999 for aggregate proceeds of $500.0 million, less offering costs of $11.3 million. The RHINOS are long-term auction rate reset preferred securities, representing undivided beneficial interests in the assets of the RHINOS Trust. The RHINOS Trust invested the proceeds in Senior Notes due 2029 (the Notes) issued by Cox, which represent the sole assets of the RHINOS Trust. The obligations of the RHINOS Trust related to the RHINOS are unconditionally guaranteed by Cox to the extent Cox makes payments pursuant to the Notes. The Notes bear interest and, thus, the RHINOS pay distributions, at a floating rate based on LIBOR plus 75 points per year payable in cash on a quarterly basis and mature in October 2029. The weighted-average interest rate for the Notes was 7.19% and 6.87% for the years ended December 31, 2000 and 1999, respectively.

     The RHINOS are redeemable at Cox's option with the proceeds from one or more public offerings of its Class A common stock. If the RHINOS remain outstanding on or after October 6, 2002 or if the closing price of Cox's Class A common stock falls below $28 per share, subject to adjustment upon the occurrence of certain events, Cox may be required to remarket the RHINOS in a private auction to qualified institutional investors. The interest rate and maturity date of the RHINOS will be reset upon completion of the remarketing. Pursuant to the terms of the RHINOS underwriting agreement, Cox has reserved $575.0 million of availability under its existing shelf registration statement.

     The FELINE PRIDES, stand-alone Trust capital securities and RHINOS have been presented as mezzanine equity in Cox's Consolidated Balance Sheets at December 31, 2000 and 1999. The corresponding distributions on these securities, as well as the contract adjustment payments described above, totaled $57.5 million and $29.0 million, net of tax, for the years ended December 31, 2000 and 1999, respectively, and have been presented as minority interest, net of tax, in the Consolidated Statements of Operations.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cox has estimated the fair value of its financial instruments as of December 31, 2000 and 1999 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

     The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox's investments stated at fair value are estimated and recorded based on quoted market prices as discussed in Note 5. "Investments." The fair value of Cox's equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities. Additional information pertinent to the value of those investments is discussed in Note 5. "Investments."

     The fair value of interest rate swaps used for hedging purposes was approximately $35.2 million at December 31, 2000 and represents the estimated amount that Cox would receive upon termination of the swap agreements.

     Cox's outstanding commercial paper, revolving credit facilities, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximate fair value at December 31, 2000 and 1999. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

                            COX COMMUNICATIONS, INC.

     The estimated fair value of Cox's fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at December 31, 2000 and 1999 are based on quoted market prices or a discounted cash flow analysis using Cox's incremental borrowing for similar types of borrowings arrangements and dealer quotations. A summary of the carrying value and fair value of the fixed-rate instruments at December 31, 2000 and 1999 is as follows:

                                                                 DECEMBER 31
                                                  -----------------------------------------
                                                         2000                  1999
                                                  -------------------   -------------------
                                                  CARRYING     FAIR     CARRYING     FAIR
                                                   VALUE      VALUE      VALUE      VALUE
                                                  --------   --------   --------   --------
                                                            (MILLIONS OF DOLLARS)
Fixed-rate notes and debentures.................  $4,460.3   $4,459.6   $4,064.1   $3,858.3
FELINE PRIDES...................................     647.3      806.0      642.3      884.0
Exchangeable subordinated debentures............   2,351.8    1,564.0    1,272.2    1,400.0

10. RETIREMENT PLANS

Qualified Pension Plan

     Cox maintains a qualified noncontributory defined benefit pension plan. Plan assets consist primarily of common stock, investment-grade corporate bonds, cash and cash equivalents and U.S. government obligations. The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox and compensation rates near retirement. Current policy is to fund the plan in an amount that falls between the minimum contribution required by ERISA and maximum tax deductible contribution.

     Total pension expense was $8.8 million, $5.7 million and $5.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                            COX COMMUNICATIONS, INC.

     The changes in the projected benefit obligations and changes in plan assets and funded status of the pension plan for the periods ended December 31, 2000 and 1999 are as follows:

                                                                YEAR ENDED DECEMBER 31
                                                                ----------------------
                                                                  2000         1999
                                                                ---------    ---------
                                                                (THOUSANDS OF DOLLARS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
  Projected benefit obligation at beginning of year.........    $100,818     $ 95,219
  Service cost..............................................      11,380       10,215
  Interest cost.............................................       9,407        7,683
  Plan amendments...........................................         603           --
  Actuarial loss (gain).....................................      13,832       (9,457)
  Benefits paid.............................................      (1,446)      (2,842)
                                                                --------     --------
  Projected benefit obligation at end of the year...........     134,594      100,818
                                                                --------     --------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............     134,874      109,131
  Actual return on plan assets..............................       9,097       16,765
  Employer contributions....................................       8,100       11,820
  Benefits paid.............................................      (1,446)      (2,842)
                                                                --------     --------
  Fair value of plan assets at end of year..................     150,625      134,874
                                                                --------     --------
Funded status of plan.......................................      16,031       34,056
Unrecognized actuarial losses...............................     (15,029)     (31,138)
Unrecognized prior service cost.............................       1,053          577
Unrecognized net transition obligation......................        (391)        (630)
                                                                --------     --------
Prepaid benefit cost........................................    $  1,664     $  2,865
                                                                ========     ========

     The components of net periodic benefit cost and the weighted-average pension assumptions used in accounting for pension benefits are as follows:

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
                                                           (THOUSANDS OF DOLLARS)
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost.......................................  $ 11,380    $10,215    $ 7,480
  Interest cost......................................     9,407      7,683      6,141
  Expected return on plan assets.....................   (11,239)    (9,289)    (7,873)
  Prior service cost amortization....................       127         80         80
  Actuarial gain.....................................      (135)        --         --
  Transition amount amortization.....................      (239)      (239)      (239)
                                                       --------    -------    -------
  Net periodic total cost............................  $  9,301    $ 8,450    $ 5,589
                                                       ========    =======    =======
WEIGHTED-AVERAGE PENSION ASSUMPTIONS
  Discount rate......................................      7.50%      8.00%      6.75%
  Expected return on plan assets.....................      9.00       9.00       9.00
  Rate of compensation increase......................      5.25       5.75       4.50

Nonqualified Pension Plan

     Certain key employees of Cox participate in an unfunded, nonqualified supplemental pension plan of CEI which has generally the same benefit payout formula as the pension plan. Total pension expense recorded by

                            COX COMMUNICATIONS, INC.

Cox for the nonqualified CEI plan was $3.1 million for the year ended December 31, 2000 and $1.8 million for the years ended December 31, 1999 and 1998, respectively.

Other Retirement Plans

     CEI provides certain health care and life insurance benefits to substantially all retirees of Cox. Post-retirement expense allocated to Cox by CEI was $2.6 million, $1.7 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The accumulated post-retirement benefit obligation (APBO) attributable to Cox employees and retirees was $26.3 million and $12.9 million at December 31, 2000 and 1999, respectively. The funded status of the post-retirement plan covering the employees of Cox is not determinable. The APBO for the post-retirement plan of CEI substantially exceeded the fair value of assets held in the plan at December 31, 2000 and 1999.

     Actuarial assumptions used to determine the APBO include a discount rate of 7.50%, 8.00%, and 6.75% for the years ended December 31, 2000, 1999 and 1998 respectively, and an expected long-term rate of return on plan assets of 9.0% for all three years. For the years ended December 31, 2000, 1999 and 1998, the assumed health care cost trend rate for retirees is 9.0%, 9.5%, and 10.0%, respectively. For participants prior to age 65, the trend rate gradually decreases to 5.5% by year 2007 and remains level thereafter. For retirees at age 65 or older, this rate decreases to 5.0% by year 2008. A 1% change in assumed health care cost trend rates would have the following effects as of December 31, 2000:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
                                                               (THOUSANDS OF DOLLARS)
Effect on service and interest cost components..............    $  319        $  (304)
Effect on other post-retirement benefit obligations.........     4,552         (4,011)

     In addition, substantially all of Cox's employees are eligible to participate in the Savings and Investment plan. Under the terms of the plan, Cox matches 50% of employee contributions up to a maximum of 6% of the employee's base salary. Cox's expense under the plan was $11.9 million, $7.6 million and $5.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

11. STOCK COMPENSATION PLANS

     At December 31, 2000, Cox had two stock-based compensation plans for employees: a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan
(ESPP). Since the grant price of each LTIP award equals or exceeds the market price at the LTIP grant date, no compensation cost was recognized in 2000, 1999, and 1998. Further, the ESPP qualifies as a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost is recognized for ESPP awards. Had compensation cost for the LTIP and ESPP been determined based on the fair value at the grant dates for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, Cox's as reported and pro forma net income and basic and diluted net income per share would have been as indicated below:

                                                            YEAR ENDED DECEMBER 31
                                                  ------------------------------------------
                                                      2000           1999           1998
                                                  ------------    ----------    ------------
                                                  (THOUSANDS OF DOLLARS, EXCLUDING PER SHARE
                                                                    DATA)
As reported
  Net income....................................   $1,925,255      $881,928      $1,270,672
  Basic net income per share....................   $     3.20      $   1.54      $     2.33
  Diluted net income per share..................         3.16          1.51            2.30
Pro forma
  Net income....................................   $1,920,163      $872,928      $1,265,037
  Basic net income per share....................   $     3.19      $   1.52      $     2.32
  Diluted net income per share..................         3.16          1.50            2.29

                            COX COMMUNICATIONS, INC.

Long-Term Incentive Plan

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made in 2000, 1999 and 1998: expected volatility at each grant date averaging 32.1%, 32.6% and 30.0%, no payment of dividends, expected life of six years and risk-free interest rates calculated at each grant date and averaging 6.4%, 5.5% and 5.7%.

     Under the LTIP, executive officers and selected key employees are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. Cox has reserved 24,000,000 shares of Class A common stock for issuance under the LTIP. The LTIP is to be administered by the Compensation Committee of the Board of Directors or its designee.

     Options granted may be "Incentive Stock Options" or "Nonqualified Stock Options." The exercise prices of the options are determined by the Compensation Committee when the options are granted, subject to a minimum price of the fair market value of the Class A common stock on the date of grant. These options vest over a period of three to five years from the date of grant and expire 10 years from the date of grant. For all options granted prior to July 1, 1999, an accelerated vesting schedule was provided such that the options become fully vested if the market value of the shares exceeded the exercise price by 140% for ten consecutive trading days. All options granted prior to February 1, 1999 met the acceleration provisions and became fully vested. The terms of options granted on and after July 1, 1999 do not contain an accelerated vesting provision.

     A summary of the status of Cox's stock options granted under the LTIP as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                           2000                    1999                     1998
                                   ---------------------   ---------------------   ----------------------
                                               WEIGHTED-               WEIGHTED-                WEIGHTED-
                                                AVERAGE                 AVERAGE                  AVERAGE
                                               EXERCISE                EXERCISE                 EXERCISE
                                    SHARES       PRICE      SHARES       PRICE       SHARES       PRICE
                                   ---------   ---------   ---------   ---------   ----------   ---------
Outstanding at beginning of
  year...........................  4,945,831    $16.40     4,519,002    $12.20      4,625,666    $ 9.79
  Granted........................  1,954,728     50.31     1,041,018     34.62      1,109,134     19.64
  Exercised......................   (674,156)    13.68      (535,525)    13.89     (1,185,906)     9.56
  Canceled.......................   (250,611)    48.60       (78,664)    33.61        (29,892)    19.16
                                   ---------               ---------               ----------
Outstanding at end of year.......  5,975,792     26.45     4,945,831     16.40      4,519,002     12.20
                                   =========               =========               ==========
Options exercisable at
  year-end.......................  4,057,265    $15.74     4,722,377    $15.38      4,473,366    $12.15
Weighted-average grant date fair
  value of options granted during
  the year.......................  $   21.97               $   14.48               $     8.06

                            COX COMMUNICATIONS, INC.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 -------------------------------------   -------------------------------------
                                WEIGHTED-                               WEIGHTED-
                                 AVERAGE     WEIGHTED-                   AVERAGE     WEIGHTED-
                                REMAINING     AVERAGE                   REMAINING     AVERAGE
   RANGE OF        NUMBER      CONTRACTUAL   EXERCISE      NUMBER      CONTRACTUAL   EXERCISE
EXERCISE PRICES  OUTSTANDING      LIFE         PRICE     EXERCISABLE      LIFE         PRICE
---------------  -----------   -----------   ---------   -----------   -----------   ---------
$ 8.49 -- 10.22   1,040,326        4.3 years  $ 8.49      1,040,326        4.3 years  $ 8.49
 10.47 -- 11.31   1,560,804        5.5         10.90      1,560,804        5.5         10.90
 19.50 -- 22.05     793,003        7.0         19.64        793,003        7.0         19.64
 33.59 -- 39.66     850,444        8.1         34.48        651,740        8.0         33.60
 40.06 -- 42.78      48,346        8.9         41.47             --         --            --
 45.31 -- 51.44   1,682,869        9.0         50.68         11,392        9.1         46.25
                  ---------                               ---------
                  5,975,792        6.8        $26.45      4,057,265        5.9        $15.74
                  =========                               =========

     Options to purchase 2,524,594 shares of Class A common stock at $46.22 per share were granted on January 2, 2001.

Employee Stock Purchase Plans

     In January 1998, Cox began administering their second ESPP, which had been adopted in April of 1997 (the 1997 ESPP), under which Cox was authorized to issue purchase rights totaling 2,500,000 shares of Class A common stock to substantially all employees who had completed six months of service. Purchase rights totaling 1,116,002 shares were issued under the 1997 ESPP. Under the terms of the 1997 ESPP plan, the purchase price was 85% of the fair market value of the Class A common stock on October 31, 1997 and employees were allowed to purchase the shares via payroll deductions through January 31, 2000, at which time the shares were issued to the employees. As of January 31, 2000, the 1997 ESPP was completed and 883,269 shares were issued to employees. During 2000, no shares were issued to employees resulting from cancellation of employees' participation in the 1997 ESPP or termination of employment. The fair value of the employees' purchase rights granted in 1998 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 30.0%, no payment of dividends, expected life of 2.08 years and risk-free interest rate of 5.7%. The weighted average fair value of each purchase right granted in 1998 was $8.67.

     In April 2000, Cox began administering their third ESPP (the 2000 ESPP), under which Cox is authorized to issue purchase rights totaling 2,000,000 shares of Class A common stock. The 2000 ESPP has four offering periods, two of which commenced in 2000. Employees are eligible to participate in one of the four offering periods as long as they are regularly scheduled to work at least 20 hours per week and are employed as of the grant date corresponding to one of the offering periods. Under the terms of the Plan, the purchase price is the lower of 85% of the fair market value of the Class A common stock (the initial purchase price) or 90% of the fair market value of the Class A common stock on March 31, 2002, the end of the Plan. The initial purchase price was set at $42.67 and $34.72 for the first and second offering periods, respectively. Purchase rights totaling 741,457 and 98,833 shares were issued under the plan for the first and second offering periods, respectively. Employees are allowed to purchase the shares via payroll deductions through March 31, 2002, at which time the shares will be issued. The fair value of the employees' purchase rights granted in 2000 was determined using the Black-Scholes model with the following assumptions for the first and second offering periods: expected volatility of 30% and 34%, respectively, no payment of dividends, expected life of 2.08 years and 1.54 years, respectively, and risk-free interest rate of 6.46% and 5.83%, respectively. The weighted-average fair value of each purchase right granted in 2000 was $13.18 and $7.96, for the first and second offering, respectively. During 2000, 1,420 shares were issued under the plan due to cancellation of employees' participation or termination of employment.

                            COX COMMUNICATIONS, INC.

12. SHAREHOLDERS' EQUITY

     In May 1999, Cox effected a two-for-one stock split with respect to stockholders of record on May 14, 1999 and amended its certificate of incorporation to increase the authorized convertible preferred stock to 10,000,000 shares, the authorized Class A common stock to 671,000,000 shares and the authorized Class C common stock to 62,000,000 shares. All references to number of shares and per share information in the consolidated financial statements and notes herein have been restated to give effect to this stock split.

Convertible Preferred Stock

     In October 1998, Cox issued approximately 11.3 million registered shares of Class A common stock with an aggregate fair value of $251.0 million and 4.8 million unregistered shares of Series A convertible preferred stock with an aggregate fair value of $107.1 million in conjunction with Cox's acquisition of a cable system located in Las Vegas, Nevada from Prime South, as further described in Note 4. "Acquisitions, Disposals and Exchanges of Businesses." The shares of Series A convertible preferred stock are entitled to one vote per share on all matters upon which holders of Class A common stock are entitled to vote and pay dividends to the extent declared by Cox's Board of Directors. In addition, any time after October 1, 2028 or upon the occurrence of certain events, as defined, Cox may redeem the Series A convertible preferred stock at the original issue price of $22.14 per share, plus accrued and unpaid dividends. The Series A convertible preferred stock are convertible into registered shares of Class A common stock at the option of the holder, based upon a predetermined conversion formula, only after October 1, 2003, a change in control of Cox or notification of liquidation. Also, these shares may automatically convert upon the occurrence of certain events, including the sale of substantially all of Cox's assets, as defined. Cox expects to account for any appreciation realized upon conversion of the Series A convertible preferred stock as contingent purchase price in accordance with APB Opinion No. 16.

Common Stock

     Cox's Class A common stock and Class C common stock are identical except with respect to certain voting, transfer and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class C common stock are entitled to ten votes per share. The Class C common stock is subject to significant transfer restrictions and is convertible on a share for share basis into Class A common stock at the option of the holder.

     In August 1999, Cox issued 38.3 million shares of Class A common stock with a fair value of $1.6 billion to TCA shareholders in connection with the TCA merger, as described in Note 4. "Acquisitions, Dispositions and Exchanges of Businesses."

     In August 1999, Cox issued 10,100,000 shares of Class A common stock under an existing shelf registration for aggregate proceeds of $350.3 million, less offering costs of $12.4 million.

                            COX COMMUNICATIONS, INC.

Net Income Per Share

     The following table reconciles the numerator and the denominator of the basic and diluted per share computations for the years ended December 31, 2000, 1999 and 1998:

                                                               YEAR ENDED DECEMBER 31, 2000
                                                       --------------------------------------------
                                                           INCOME           SHARES       NET INCOME
                                                         (NUMERATOR)     (DENOMINATOR)   PER SHARE
                                                       ---------------   -------------   ----------
Net income...........................................  $ 1,925,255,000
                                                       ---------------
BASIC NET INCOME PER SHARE...........................    1,925,255,000    601,951,744      $3.20
                                                                                           =====
EFFECT OF DILUTIVE SECURITIES
  Employee stock options.............................               --      1,228,335
  Employee stock purchase plan.......................               --         16,655
  Convertible preferred stock........................               --      4,997,207
  Forward purchase contracts forming a part of the
     FELINE PRIDES...................................               --        354,808
                                                       ---------------   ------------
DILUTED NET INCOME PER SHARE.........................  $ 1,925,255,000    608,548,749      $3.16
                                                       ===============   ============      =====

                                                                YEAR ENDED DECEMBER 31, 1999
                                                          -----------------------------------------
                                                             INCOME         SHARES       NET INCOME
                                                          (NUMERATOR)    (DENOMINATOR)   PER SHARE
                                                          ------------   -------------   ----------
Net income..............................................  $881,928,000
                                                          ------------
BASIC NET INCOME PER SHARE..............................   881,928,000    572,608,878      $1.54
                                                                                           =====
EFFECT OF DILUTIVE SECURITIES
  Employee stock options................................            --      2,943,253
  Employee stock purchase plan..........................            --      1,022,560
  Convertible preferred stock...........................            --      4,114,169
  Forward purchase contracts forming a part of the
     FELINE PRIDES......................................            --      2,392,705
                                                          ------------    -----------
DILUTED NET INCOME PER SHARE............................  $881,928,000    583,081,565      $1.51
                                                          ============    ===========      =====

                                                                YEAR ENDED DECEMBER 31, 1998
                                                         -------------------------------------------
                                                             INCOME          SHARES       NET INCOME
                                                          (NUMERATOR)     (DENOMINATOR)   PER SHARE
                                                         --------------   -------------   ----------
Net income.............................................  $1,270,672,000
                                                         --------------
BASIC NET INCOME PER SHARE.............................   1,270,672,000    545,626,528      $2.33
                                                                                            =====
EFFECT OF DILUTIVE SECURITIES
  Employee stock options...............................              --      2,183,774
  Employee stock purchase plan.........................              --        768,974
  Convertible preferred stock..........................              --      3,842,454
                                                         --------------    -----------
DILUTED NET INCOME PER SHARE...........................  $1,270,672,000    552,421,730      $2.30
                                                         ==============    ===========      =====

     Diluted earnings per share for the year ended December 31, 2000 excludes the effect of 10.7 million shares of common stock that may be issued upon redemption of the RHINOS because such effect would be antidilutive.

                            COX COMMUNICATIONS, INC.

Stock Repurchase Program

     In April 2000, Cox approved a stock repurchase program whereby Cox is authorized to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions. During the year ended December 31, 2000, Cox repurchased 5.5 million shares of its Class A common stock on the open market for an aggregate cost of $211.9 million.

     During 2000, Cox issued a series of put options to purchase up to 1.3 million shares of its Class A common stock in connection with the stock repurchase program for an aggregate premium of $6.4 million. The premium was recorded as an increase in additional paid-in capital. The put options expired unexercised at various dates through December 15, 2000.

Other

     At December 31, 2000 and 1999, CEI owned approximately 67.8% and 67.4%, respectively, of the outstanding shares of Cox common stock and held 77.2% and 76.9%, respectively, of the voting power of Cox.

13. TRANSACTIONS WITH AFFILIATED COMPANIES

     CEI performs day to day cash management services for Cox. In addition, CEI provides certain other management services to Cox including legal, corporate secretarial, tax, cash management, internal audit, risk management, benefits administration including self-insured health and other insured plans and other support services. Cox was allocated expenses for the years ended December 31, 2000, 1999 and 1998 of approximately $3.9 million, $3.3 million and $3.0 million, respectively, related to these services. Cox pays rent and certain other occupancy costs to CEI for its home office facilities, which amounts approximated $6.1 million, $5.6 million and $5.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Allocated expenses are based on CEI's estimate of expenses relative to the services provided to Cox in relation to those provided to other divisions of CEI. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox to CEI are subject to change.

     The amounts due to CEI are generally due on demand and represent the net of various transactions, including those described above. Outstanding amounts due from CEI bear interest equal to CEI's current commercial paper borrowing rate, which was 7.6% and 6.8% at December 31, 2000 and 1999, respectively.

     Included in amounts due (to) from CEI are the following transactions:

                                                              (THOUSANDS OF DOLLARS)
                                                              ----------------------
Intercompany due to CEI, December 31, 1998..................        $(170,596)
  Cash transferred to CEI...................................          389,476
  Net operating expense allocations.........................         (104,059)
                                                                    ---------
Intercompany due from CEI, December 31, 1999................          114,821
  Cash transferred from CEI.................................          (16,039)
  Net operating expense allocations.........................          (92,974)
                                                                    ---------
Intercompany due from CEI, December 31, 2000................        $   5,808
                                                                    =========

     Cox pays fees to certain entities in which it has an ownership interest in exchange for cable programming. Programming fees paid to such affiliates for the years ended December 31, 2000, 1999 and 1998 were approximately $64.0 million, $47.0 million and $34.1 million, respectively.

                            COX COMMUNICATIONS, INC.

14. OTHER COMPREHENSIVE INCOME

     The following represents the components of other comprehensive income and related tax effects for the years ended December 31, 2000, 1999 and 1998:

                                                                            TAX
                                                          BEFORE-TAX     (EXPENSE)    NET-OF-TAX
                                                            AMOUNT      OR BENEFIT      AMOUNT
                                                          -----------   -----------   -----------
                                                                  (THOUSANDS OF DOLLARS)
FOR THE YEAR ENDED DECEMBER 31, 1998
Unrealized gains on securities
  Unrealized holding gains arising during the period....  $ 2,267,809   $  (870,681)  $ 1,397,128
  Less: reclassification adjustment for gains realized
     in net income......................................      (30,343)       11,682       (18,661)
                                                          -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME, DECEMBER 31, 1998...........  $ 2,237,466   $  (858,999)  $ 1,378,467
                                                          ===========   ===========   ===========
FOR THE YEAR ENDED DECEMBER 31, 1999
Unrealized gains on securities
  Unrealized holding gains arising during the period....  $ 6,006,535   $(2,307,149)  $ 3,699,386
  Less: reclassification adjustment for gains realized
     in net income......................................     (706,528)      272,013      (434,515)
                                                          -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME, DECEMBER 31, 1999...........  $ 5,300,007   $(2,035,136)  $ 3,264,871
                                                          ===========   ===========   ===========
FOR THE YEAR ENDED DECEMBER 31, 2000
Unrealized losses on securities
  Unrealized holding losses arising during the period...  $(4,321,955)  $ 1,660,910   $(2,661,045)
  Less: reclassification adjustment for gains realized
     in net income......................................   (2,293,132)      882,856    (1,410,276)
                                                          -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME, DECEMBER 31, 2000...........  $(6,615,087)  $ 2,543,766   $(4,071,321)
                                                          ===========   ===========   ===========

     Components of accumulated other comprehensive income consisted of net unrealized gain on securities of $1,285.8 million ($787.8 million, net of tax) and $7,901.0 million ($4,859.1 million, net of tax) at December 31, 2000 and 1999, respectively.

                            COX COMMUNICATIONS, INC.

15. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Supplemental Consolidated Balance Sheet Information

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                               (THOUSANDS OF DOLLARS)
PLANT AND EQUIPMENT
Land........................................................  $    84,240   $    57,033
Buildings and building improvements.........................      375,192       234,757
Transmission and distribution plant.........................    6,619,231     4,516,654
Other equipment.............................................      776,776       514,907
Construction in progress....................................      514,005       210,015
                                                              -----------   -----------
  Plant and equipment, at cost..............................    8,369,444     5,533,366
Less accumulated depreciation...............................   (2,453,019)   (1,495,130)
                                                              -----------   -----------
  Net plant and equipment...................................  $ 5,916,425   $ 4,038,236
                                                              ===========   ===========
INTANGIBLE ASSETS
Franchise value and license acquisition costs and excess
  cost over fair value of net assets acquired...............  $13,745,968   $10,738,101
Other.......................................................    1,263,065        17,335
                                                              -----------   -----------
  Total.....................................................   15,009,033    10,755,436
Less accumulated amortization...............................   (1,057,787)     (581,402)
                                                              -----------   -----------
  Net intangible assets.....................................  $13,951,246   $10,174,034
                                                              ===========   ===========

Supplemental Disclosure of Non-cash Investing and Financing Activities

                                                                    YEAR ENDED DECEMBER 31
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                                    (THOUSANDS OF DOLLARS)
SIGNIFICANT NON-CASH TRANSACTIONS
  AT&T cable system exchange...............................  $2,658,233   $       --   $       --
  Gain on right to sell Excite@Home common stock to AT&T...     990,456           --           --
  Fort Walton Beach cable system acquisition...............          --       79,457           --
  MediaOne cable system exchange...........................          --       93,050           --
  Cox Class A common stock issued in TCA merger............          --    1,645,373           --
  Assumed TCA indebtedness and other liabilities...........          --      598,369           --
  Cox PCS stock transaction................................          --      794,546           --
  PrimeStar merger stock exchange..........................          --           --       94,696
  Teleport stock issuance..................................          --           --      150,386
  Teleport merger stock exchange...........................          --           --    2,076,861
  Sprint PCS stock exchange................................          --           --      899,077
  Prime South acquisition
     Cox Series A convertible preferred stock issued.......          --           --      107,065
     Cox Class A common stock issued.......................          --           --      250,938
ADDITIONAL CASH FLOW INFORMATION
  Cash paid for interest...................................  $  507,196   $  244,559   $  197,197
  Cash paid (refunded) for income taxes....................     663,639      179,950     (163,467)

                            COX COMMUNICATIONS, INC.

16. COMMITMENTS AND CONTINGENCIES

     Cox leases land, office facilities and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $17.8 million, $9.3 million and $7.6 million in 2000, 1999 and 1998, respectively. Future minimum lease payments for each of the five years subsequent to December 31, 2000 are $20.6 million, $17.6 million, $15.5 million, $12.3 million and $8.7 million, respectively, and $15.4 million thereafter for all noncancellable operating leases.

     At December 31, 2000, Cox had outstanding purchase commitments totaling approximately $236.4 million for additions to plant and equipment and $456.5 million to rebuild certain existing cable systems. In addition, Cox has unused letters of credit outstanding totaling $28.8 million at December 31, 2000.

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

     On November 10, 1999, Fred and Roberta Lipschutz, Arthur Simon and John Galley III, on behalf of themselves and all persons similarly situated, filed a putative class action suit against Cox and thirteen other defendants in the United States District Court for the Central District of California. The action alleges that a putative class defined as all persons who since November 10, 1995, have purchased broadband Internet data transmission services from a "cable company defendant" has been injured because alleged agreements among the "cable company defendants" and/or the "cable company defendants" and defendants @Home Corporation, also referred to as Excite@Home, and Road Runner have required the putative class to purchase both Internet data transmission services and interface/content services from @Home or Road Runner. The complaint asserts claims under Section 1 of the Sherman Antitrust Act, the California Cartwright Act, and California unfair competition law and seeks injunctive relief and compensatory and treble damages. An amended complaint adding additional named plaintiffs was filed on December 30, 1999, and Cox filed its answer to the amended complaint on January 19, 2000. On January 29, 2001, the court denied plaintiffs' motion to certify a nationwide class with leave to amend. Hearing on plaintiffs' motion for reconsideration of the court's denial of class certification is March 19, 2001. Discovery is pending. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

     Cox's subsidiary Cox California Telcom, L.L.C. is a defendant in three putative class action lawsuits and one additional non-class action suit that were filed in state and federal courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code Section 17-200 and violation of California Public Utilities Code Section 2891 and 2891.1. The suits seek damages and injunctive relief. Cox Telcom, along with PacBell, has commenced reclaiming tainted PacBell White Pages and reprinting and redistributing corrected books. The parties to two of the class action lawsuits have entered into a stipulation of settlement, which is pending preliminary court approval on March 30, 2001. The third class action was dismissed in substantial part with leave to amend on February 20, 2001. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

     Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo on behalf of

                            COX COMMUNICATIONS, INC.

themselves and all other shareholders of @Home Corporation as of March 28, 2000 except for defendants seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home's principal cable partners, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox's former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served as Cox's representative on the Excite@Home board of directors. See Note 5. "Investments." The plaintiffs, who continue to seek unspecified compensatory damages, assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. Pursuant to an agreement with the plaintiffs, the defendants have yet to answer the complaint. Defendants moved to dismiss the case on various jurisdiction grounds and, on February 26, 2001, the court stayed the case on the grounds of forum non conveniens. Plaintiffs have 30 days to appeal the stay or they may refile the case in another jurisdiction. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

     On November 14, 2000, GTE.NET, L.L.C. d/b/a Verizon Internet Solutions and Verizon Select Services, Inc. filed suit against Cox in the District Court for the Southern District of California. Verizon alleged that Cox has violated various sections of the Communications Act of 1934 by allegedly refusing to provide Verizon with broadband telecommunications service and interconnection, among other things. On November 29, Verizon amended its Complaint to add CoxCom, Inc., a subsidiary of Cox, as an additional defendant. Verizon seeks various forms of relief, including injunctive relief and damages. Cox and CoxCom intend to defend vigorously the action and, on January 8, 2001 filed a Motion to Dismiss or in the Alternative to Stay on Primary Jurisdiction Grounds. Cox also filed a Motion to Dismiss for Lack of Personal Jurisdiction. Prior to filing its responses to the Motions, Verizon filed a Motion for Summary Judgment on Prayers for Declaratory and Injunctive Relief. The Court granted defendants' ex parte Motion for an order continuing the hearing on the Summary Judgment Motion pending a ruling on the jurisdictional motions. The court has indicated its intent to rule on the jurisdictional motions on the basis of the parties' submissions. An early case evaluation conference is scheduled for March 21, 2001. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

     On February 6, 2001, plaintiffs Kimberly D. and William L. Bova, on behalf of themselves individually and a putative class of subscribers, sued Cox in United States District Court for the Western District of Virginia. The putative class includes persons outside of California, Nevada, Arizona and Idaho who on or after November 1, 2000 purchased broadband Internet access services from Cox and paid a franchise fee on those services. The suit asserts that the collection of franchise fees by Cox from its broadband Internet access service subscribers outside of the Ninth Circuit is unlawful under the Telecommunications Act of 1996 and seeks restitution of all such fees collected. Cox's response to the complaint is due March 19, 2001. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

     Cox and its subsidiaries are parties to various other legal proceedings which are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox's consolidated financial position, results of operations or cash flows.

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

                            COX COMMUNICATIONS, INC.

                                                                              2000
                                                        -------------------------------------------------
                                                           1ST           2ND          3RD          4TH
                                                         QUARTER       QUARTER      QUARTER      QUARTER
                                                        ----------    ---------    ---------    ---------
                                                         (MILLIONS OF DOLLARS, EXCLUDING PER SHARE DATA)
Revenues..............................................   $  779.8       $879.0       $902.2       $945.9
Programming costs.....................................      195.6        217.7        216.8        225.7
Selling, general and administrative...................      284.5        324.3        331.2        333.8
Depreciation..........................................      178.8        211.4        227.4        255.8
Amortization..........................................       78.9         92.5         92.0         99.7
                                                         --------       ------       ------       ------
Operating income......................................   $   42.0       $ 33.1       $ 34.8       $ 30.9
                                                         ========       ======       ======       ======
Net income (loss).....................................   $1,067.5       $ 91.2       $838.1       $(71.5)
                                                         ========       ======       ======       ======
Basic net income (loss) per share.....................   $   1.77       $ 0.15       $ 1.39       $(0.12)
                                                         ========       ======       ======       ======
Diluted net income (loss) per share...................   $   1.74       $ 0.15       $ 1.37       $(0.12)
                                                         ========       ======       ======       ======

                                                                                1999
                                                          ------------------------------------------------
                                                             1ST          2ND          3RD          4TH
                                                           QUARTER      QUARTER      QUARTER      QUARTER
                                                          ---------    ---------    ---------    ---------
                                                          (MILLIONS OF DOLLARS, EXCLUDING PER SHARE DATA)
Revenues................................................    $498.5       $509.9       $587.9       $721.8
Programming costs.......................................     128.8        122.3        141.0        169.2
Selling, general and administrative.....................     181.2        191.7        221.2        261.5
Depreciation............................................      96.6        133.3        148.4        172.4
Amortization............................................      26.7         26.1         45.4         66.8
Gain on sale and exchange of cable systems, net.........        --           --        (77.4)          --
                                                            ------       ------       ------       ------
Operating income........................................    $ 65.2       $ 36.5       $109.3       $ 51.9
                                                            ======       ======       ======       ======
Net income..............................................    $251.2       $505.8       $ 11.9       $113.0
                                                            ======       ======       ======       ======
Basic net income per share..............................    $ 0.45       $ 0.91       $ 0.02       $ 0.19
                                                            ======       ======       ======       ======
Diluted net income per share............................    $ 0.45       $ 0.90       $ 0.02       $ 0.18
                                                            ======       ======       ======       ======

18. SUBSEQUENT EVENTS

     In February 2001, Cox issued a series of Convertible Senior Notes due 2021 (Convertible Notes) with an aggregate principal amount of $685.0 million at maturity in a transaction exempt from the registration requirements of the Securities Act of 1933. Proceeds from the issuance of the Convertible Notes were $466.6 million, net of underwriting commissions of $9.5 million and original issue discount of $208.9 million. The Convertible Notes pay interest in cash on a semi-annual basis in arrears at a rate of 0.348% per annum on the principal amount at maturity. Accretion of the original issue discount plus the 0.348% cash interest payments represents a yield to maturity of 2.25% per annum. The Convertible Notes are convertible at the option of the holders at any time prior to maturity and upon conversion, Cox may deliver, at its option, 11.8135 shares of Cox Class A common stock per Convertible Note or the cash equivalent thereof. Cox may redeem the Convertible Notes on or after February 23, 2002 for an amount of cash equal to the accreted value of the Convertible Notes on the date of redemption, plus accrued and unpaid interest. Holders may require Cox to purchase the Convertible Notes at various dates through 2016 for an amount of cash equal to the accreted value of the Convertible Notes on the date of purchase, plus accrued and unpaid interest, or, on any purchase date other than the first purchase date, an equivalent amount in shares of Cox Class A common stock or a combination thereof. Cox has agreed to file a shelf registration statement to register the resale of the Convertible Notes and the shares of Class A common stock issuable upon conversion on or before May 24,

                            COX COMMUNICATIONS, INC.

2001 and to use reasonable efforts to have this resale registration statement declared effective by the SEC on or before August 22, 2001.

     In March 2001, Cox issued a series of 6.75% Notes due March 15, 2011 in an offering under its shelf registration statement with an aggregate principal amount of $500.0 million, less offering costs and underwriting commissions of $3.3 million. The 6.75% Notes are unsecured and rank equally with Cox's other senior unsecured indebtedness. In addition, the 6.75% Notes may be redeemed by Cox in whole or in part at any time prior to maturity at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium, if any, and interest is payable on a semi-annual basis beginning September 15, 2001.

To the Board of Directors and Shareholders of Cox Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Cox Communications, Inc. (Cox) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Cox's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox Communications, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 6, 2001
(March 6, 2001 as to Note 18)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents incorporated by reference or filed with this Report

     (1) Listed below are the financial statements which are filed as part of this report:

          - Consolidated Balance Sheets at December 31, 2000 and 1999;

          - Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998;

          - Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998;

          - Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998; and

          - Notes to Consolidated Financial Statements.

     (2) No financial statement schedules are required to be filed by Items 8 and 14(d) of this report because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

     (3) Exhibits required to be filed by Item 601 of Regulation S-K:

Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   2.1    --   Asset Purchase Agreement between Multimedia Cablevision,
               Inc. and Cox Communications, Inc. (Incorporated by reference to Exhibit 2.1 to Cox's Current Report on Form 8-K dated and filed with the Commission on July 27, 1999).
   2.2    --   Agreement and Plan of Reorganization among Cox Teleport
               Partners, Inc., TCI Holdings, Inc. and United Cable
               Television Corporation, dated as of July 6, 1999.
               (Incorporated by reference to Exhibit 2.1 to Cox's Current
               Report on Form 8-K/A dated July 7, 1999 and filed with the
               Commission on July 28, 1999).
   3.1    --   Amended Certificate of Incorporation of Cox Communications,
               Inc. (Incorporated by reference to Exhibit 3.1 to Cox's
               Quarterly Report on Form 10-Q, filed with the Commission on
               November 14, 2000.)
   3.2    --   Bylaws of Cox Communications, Inc. (Incorporated by
               reference to Exhibit 3.2 to Cox's Registration Statement on
               Form S-4, File No. 33-80152, filed with the Commission on
               December 16, 1994.)
   4.1    --   Indenture dated as of June 27, 1995 between Cox
               Communications, Inc. and The Bank of New York, as Trustee
               (Incorporated by reference to Exhibit 4.1 to Cox's
               Registration Statement on Form S-1, File No. 33-99116, filed with the Commission on November 8, 1995.)
   4.2    --   First Supplemental Indenture, dated as of August 12, 1999, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.4 to
               Cox's Current Report on Form 8-K filed with the Commission on August 23, 1999.)
   4.3    --   Form of Preferred Securities Guarantee Agreement.
               (Incorporated by reference to Exhibit 4.5 to Cox's
               Registration Statement on Form S-3, File No. 333-82575,
               filed with the Commission on July 28, 1999.)
   4.4    --   Form of Capital Securities Guarantee Agreement.
               (Incorporated by reference to Exhibit 4.6 to Cox's
               Registration Statement on Form S-3, File No. 333-82575,
               filed with the Commission on August 6, 1999.)
   4.5    --   Indenture, dated as of January 30, 1998, between TCA Cable
               TV, Inc. and Chase Bank of Texas, National Association, as
               Trustee (Incorporated by reference to Exhibit 4(a) of TCA's
               Registration Statement on Form S-3, File No. 333-32015).
   4.6    --   First Supplemental Indenture, dated as of August 12, 1999, among TCA Cable TV, Inc., Cox Classic Cable, Inc. and Chase
               Bank of Texas, National Association, as Trustee.
               (Incorporated by reference to Exhibit 4.2 to Cox's Current
               Report on Form 8-K filed with the Commission on August 25,
               1999.)
   4.7    --   Second Supplemental Indenture, dated as of October 6, 1999, by and between Cox Communications, Inc., as Issuer and The
               Bank of New York, as Trustee. (Incorporated by reference to
               Exhibit 4.1 to Cox's Quarterly Report on Form 10-Q filed
               with the Commission on November 8, 1999.)
   4.8    --   Guarantee Agreement, dated as of October 6, 1999, by and
               between Cox Communications, Inc., as Guarantor and The Bank of New York, as Guarantee Trustee. (Incorporated by
               reference to Exhibit 4.2 to Cox's Quarterly Report on Form
               10-Q filed with the Commission on November 8, 1999.)
   4.9    --   Second Supplemental Indenture, dated as of March 14, 2000, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.9 to the
               Annual Report on Form 10-K for Cox Communications, Inc.,
               filed with the Commission on March 23, 2000.)

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  4.10    --   Third Supplemental Indenture, dated as of April 19, 2000, by and between Cox Communications, Inc. and The Bank of New
               York, as Trustee. (Incorporated by reference to Exhibit 4.2 of Cox's Current Report on Form 8-K, filed with the
               Commission on April 24, 2000.)
  4.11    --   Registration Rights Agreement, dated as of February 23,
               2001, by and among Cox Communications, Inc. and Salomon
               Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith
               Incorporated, Banc of America Securities LLC, Credit Suisse
               First Boston Corporation, Morgan Stanley & Co. Incorporated,
               ABN AMRO Rothschild LLC, Fleet Securities, Inc., J.P. Morgan
               Securities Inc. and SG Cowen Securities Corporation
               (Incorporated by reference to Exhibit 4.1 to Cox's Current
               Report on Form 8-K/A filed with the Commission on March 8,
               2001).
  4.12    --   Registration Rights Agreement, dated as of February 23,
               2001, by and among Cox Enterprises, Inc., Cox
               Communications, Inc. and Salomon Smith Barney Inc., Merrill
               Lynch, Pierce, Fenner & Smith Incorporated, Banc of America
               Securities LLC, Credit Suisse First Boston Corporation,
               Morgan Stanley & Co. Incorporated, ABN AMRO Rothschild LLC,
               Fleet Securities, Inc., J.P. Morgan Securities Inc. and SG
               Cowen Securities Corporation (Incorporated by reference to
               Exhibit 4.2 to Cox's Current Report on Form 8-K/A filed with the Commission on March 8, 2001).
  4.13    --   Fourth Supplemental Indenture, dated as of February 23,
               2001, between Cox Communications, Inc. and The Bank of New
               York, as Trustee.
  10.1    --   Registration Rights Agreement, dated as of January 31, 1995, by and between Cox Communications, Inc., and Bank of America
               National Trust and Savings Association, Thomas Unterman,
               James F. Guthrie, James R. Simpson, Robert F. Erburu and
               David Laventhol, each as trustees for certain employee
               benefit plans of The Times Mirror Company. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Cox Communications, Inc., filed with the Commission on
               March 31, 1995.)
  10.2    --   Cox Executive Supplemental Plan of Cox Enterprises, Inc.
               (Incorporated by reference to Exhibit 10.5 to Cox's
               Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.) (Management
               contract or compensatory plan.)
  10.3    --   Cox Communications, Inc. Long-Term Incentive Plan.
               (Incorporated by reference to Exhibit 10.8 to Cox's
               Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.) (Management
               contract or compensatory plan.)
  10.4    --   Cox Communications, Inc. Restricted Stock Plan for
               Non-Employee Directors. (Incorporated by reference to
               Exhibit 10.9 to Cox's Registration Statement on Form S-4,
               File No. 33-80152, filed with the Commission on December 16,
               1994.) (Management contract or compensatory plan.)
  10.5    --   Merger and Contribution Agreement, dates as of February 6,
               1998, among TCI Satellite Entertainment, Inc., PrimeStar
               Inc., Time Warner Entertainment Company L.P.,
               Advance/Newhouse Partnership, Comcast Corporation, Cox
               Communications, Inc., MediaOne of Delaware, Inc., GE
               American Communications, Inc. (Incorporated by reference to
               Exhibit 10.24 to the Annual Report on Form 10-K of Cox
               Communications, Inc., filed with the Commission on March 19,
               1999.)
  10.6    --   364-Day Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., The Chase Manhattan
               Bank, as Administrative Agent, Bank of America National
               Trust and Savings Association, as Syndication Agent, The
               Bank of New York and Wachovia Bank, N.A., as
               Co-Documentation Agents, and Chase Securities, Inc., as Sole
               Advisor, Arranger and Book Manager, and the other banks a
               party thereto. (Incorporated by reference to Exhibit 10.1 to
               Cox's Quarterly Report on Form 10-Q, filed with the
               Commission on November 14, 2000.)

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  10.7    --   Five Year Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., the banks party
               thereto, The Chase Manhattan Bank, as Administrative Agent,
               Bank of America National Trust and Savings Association, as
               Syndication Agent, The Bank of New York and Wachovia Bank,
               N.A., as Co-Documentation Agents, and Chase Securities,
               Inc., as Sole Advisor, Arranger and Book Manager, and the
               other banks a party thereto. (Incorporated by reference to
               Exhibit 10.2 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)
  10.8    --   Purchase Contract Agreement, dated as of August 12, 1999,
               between Cox Communications, Inc. and The First National Bank of Chicago, as Purchase Contract Agent. (Incorporated by
               reference to Exhibit 4.1 to Cox's Current Report on Form 8-K filed with the Commission on August 23, 1999.)
  10.9    --   Remarketing Agreement, dated as of August 12, 1999, among
               Cox Communications, Inc., Cox Trust II, The First National
               Bank of Chicago, as Purchase Contract Agent, and Merrill
               Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
               Incorporated, as Remarketing Agent. (Incorporated by
               reference to Exhibit 4.2 to Cox's Current Report on Form 8-K filed with the Commission on August 23, 1999.)
 10.10    --   Pledge Agreement, dated as of August 12, 1999, among Cox
               Communications, Inc., The Bank of New York, as Collateral
               Agent, Custodial Agent and Securities Intermediary, and The
               First National Bank of Chicago, as Purchase Contract Agent.
               (Incorporated by reference to Exhibit 4.3 to Cox's Current
               Report on Form 8-K filed with the Commission on August 23,
               1999.)
 10.11    --   Remarketing Agreement, dated as of October 6, 1999, by and among Cox Communications, Inc., Cox RHINOS Trust and Banc of
               America Securities LLC. (Incorporated by reference to
               Exhibit 10.1 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 8, 1999.)
 10.12    --   Letter Agreement and Term Sheets, dated March 28, 2000,
               among At Home Corporation, AT&T Corp., Comcast Corporation and Cox Communications, Inc. (Incorporated by reference to
               Exhibit 1 to Schedule 13D/A filed by AT&T Corp. on March 31,
               2000 with respect to At Home Corporation).
    13    --   Portions of the 2000 Summary Annual Report to Shareholders
               (expressly incorporated by reference in Part II, Item 5. of this Report).
    21    --   Subsidiaries of Cox Communications, Inc.
    23    --   Consent of Deloitte & Touche LLP.
    24    --   Power of Attorney (included on the signatures page to this
               Report)

     (b) Reports on Form 8-K

     Cox filed one report on Form 8-K, dated November 9, 2000, during the fourth quarter of the year ended December 31, 2000 to incorporate by reference certain documents into Cox's registration statement on Form S-3 (Registration No. 333-82575) in connection with the sale by Cox on November 7, 2000 of $800,000,000 aggregate principal amount of 7.75% Notes due 2010 and $200,000,000 aggregate principal amount of Floating Rate MOPPRS/CHEERS.

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

Date: March 19, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JAMES C. KENNEDY                   Chairman of the Board of         March 19, 2001
-----------------------------------------------------  Directors
                  James C. Kennedy

                /s/ JAMES O. ROBBINS                   President and Chief Executive    March 19, 2001
-----------------------------------------------------  Officer; Director
                  James O. Robbins                     (principal executive officer)

                 /s/ JIMMY W. HAYES                    Executive Vice President,        March 19, 2001
-----------------------------------------------------  Finance and Administration
                   Jimmy W. Hayes                      Chief Financial Officer
                                                       (principal financial officer)

               /s/ HOWARD B. TIGERMAN                  Vice President of Accounting     March 19, 2001
-----------------------------------------------------  & Financial Planning
                 Howard B. Tigerman                    (principal accounting officer)

              /s/ JANET MORRISON CLARKE                Director                         March 19, 2001
-----------------------------------------------------
                Janet Morrison Clarke

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ DAVID E. EASTERLY                  Director                         March 19, 2001
-----------------------------------------------------
                  David E. Easterly

                /s/ RODNEY W. SCHROCK                  Director                         March 19, 2001
-----------------------------------------------------
                  Rodney W. Schrock

                /s/ ROBERT C. O'LEARY                  Director                         March 19, 2001
-----------------------------------------------------
                  Robert C. O'Leary

                          (COX(R) COMMUNICATIONS LOGO)

                                  WWW.COX.COM