Form 10-Q
period 2001-03-31
COX COMMUNICATIONS INC /DE/
filed 2001-05-11
CIK 25305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER 1-6590
                                     [LOGO]
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

     There were 572,567,154 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of May 1, 2001.

                            COX COMMUNICATIONS, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                     PAGE
                                                                                     ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS ....................................   2

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS .....................................  16


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........  20


                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS ....................................................  21

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS ............................  21

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K .....................................  22

SIGNATURES..........................................................................  23

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                            COX COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                            MARCH 31                DECEMBER 31
                                                                                              2001                      2000
                                                                                           ------------             ------------
                                                                                                        (UNAUDITED)
                                                                                                   (THOUSANDS OF DOLLARS)
Assets
Cash ..........................................................................            $     66,993             $     78,442
Accounts and notes receivable, less allowance for doubtful
  accounts of $24,163 and $25,636 .............................................                 299,179                  358,348
Net plant and equipment .......................................................               6,189,424                5,916,425
Investments ...................................................................               3,713,706                3,896,412
Intangible assets .............................................................              13,850,703               13,951,246
Amounts due from Cox Enterprises, Inc. (CEI) ..................................                   5,317                    5,808
Other assets ..................................................................                 424,673                  514,143
                                                                                           ------------             ------------

     Total assets .............................................................            $ 24,549,995             $ 24,720,824
                                                                                           ============             ============

Liabilities and shareholders' equity
Accounts payable and accrued expenses .........................................            $    592,292             $    714,191
Deferred income taxes .........................................................               4,882,616                4,592,655
Other liabilities .............................................................                 359,076                  372,085
Debt ..........................................................................               7,935,104                8,543,762
                                                                                           ------------             ------------
     Total liabilities ........................................................              13,769,088               14,222,693
                                                                                           ------------             ------------

Commitments and contingencies (Note 9)

Minority interest in equity of consolidated subsidiaries ......................                 129,013                  126,447
Cox-obligated capital and preferred securities of subsidiary trusts ...........               1,155,285                1,155,411

Shareholders' equity
  Series A convertible preferred stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares authorized; shares
     issued and outstanding: 4,836,372 ........................................                   4,836                    4,836
  Class A common stock, $1 par value; 671,000,000 shares
     authorized; shares issued: 578,036,416 and 577,725,528; shares
     outstanding: 572,538,016 and 572,227,128 .................................                 578,036                  577,726
  Class C common stock, $1 par value; 62,000,000 shares
     authorized; shares issued and outstanding: 27,597,792 ....................                  27,598                   27,598
  Additional paid-in capital ..................................................               3,879,800                3,872,726
  Retained earnings ...........................................................               4,844,064                4,157,460
  Accumulated other comprehensive income ......................................                 374,164                  787,816
  Class A common stock in treasury, at cost: 5,498,400 shares .................                (211,889)                (211,889)
                                                                                           ------------             ------------
     Total shareholders' equity ...............................................               9,496,609                9,216,273
                                                                                           ------------             ------------

     Total liabilities and shareholders' equity ...............................            $ 24,549,995             $ 24,720,824
                                                                                           ============             ============


                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      Consolidated Statements of Operations


                                                                                            THREE MONTHS
                                                                                           ENDED MARCH 31
                                                                             ---------------------------------------------
                                                                                   2001                        2000
                                                                             ----------------             ----------------
                                                                                              (UNAUDITED)
                                                                              (THOUSANDS OF DOLLARS, EXCLUDING SHARE DATA)
REVENUES ........................................................            $        947,942             $        779,851
COSTS AND EXPENSES
   Programming costs ............................................                     237,771                      195,592
   Selling, general and administrative ..........................                     352,039                      284,510
   Depreciation .................................................                     259,611                      178,815
   Amortization .................................................                      92,614                       78,953
                                                                             ----------------             ----------------
OPERATING INCOME ................................................                       5,907                       41,981
Interest expense ................................................                    (153,853)                    (133,252)
Expense related to indexed debentures ...........................                          --                     (369,498)
Equity in net losses of affiliated companies ....................                      (5,819)                      (6,493)
Gain on investments, net ........................................                     158,895                    1,769,839
Dividend income .................................................                         415                       11,488
Loss on derivative instruments, net .............................                      (7,012)                          --
Other, net ......................................................                        (813)                         193
                                                                             ----------------             ----------------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
     INTEREST AND CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE ....................................                      (2,280)                   1,314,258
Income tax expense ..............................................                      11,807                      225,404
                                                                             ----------------             ----------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE ..................................................                     (14,087)                   1,088,854
Minority interest, net of tax ...................................                     (16,399)                     (21,338)
                                                                             ----------------             ----------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE ...............................                     (30,486)                   1,067,516
Cumulative effect of change in accounting
  principle, net of tax .........................................                     717,090                           --
                                                                             ----------------             ----------------
NET INCOME ......................................................            $        686,604             $      1,067,516
                                                                             ================             ================

SHARE DATA
Basic net income per share
   Income (loss) before cumulative effect of change
      in accounting principle ...................................            $          (0.05)            $           1.77
   Cumulative effect of change in accounting principle ..........                        1.19                           --
                                                                             ----------------             ----------------
Basic net income per share ......................................            $           1.14             $           1.77
                                                                             ================             ================

Basic weighted-average shares outstanding .......................                 600,091,756                  604,204,208

Diluted net income per share
   Income (loss) before cumulative effect of change
      in accounting principle ...................................            $          (0.05)            $           1.74
   Cumulative effect of change in accounting principle ..........                        1.19                           --
                                                                             ----------------             ----------------
Diluted net income per share ....................................            $           1.14             $           1.74
                                                                             ================             ================

Diluted weighted-average shares outstanding .....................                 600,091,756                  613,476,356

                 See notes to consolidated financial statements

                                  COX COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                                                                                           CLASS A
                                                                                                          ACCUMULATED      COMMON
                                             SERIES A       COMMON STOCK       ADDITIONAL                    OTHER        STOCK IN
                                            PREFERRED   ---------------------   PAID-IN       RETAINED    COMPREHENSIVE   TREASURY,
                                              STOCK       CLASS A     CLASS C   CAPITAL       EARNINGS    INCOME (LOSS)    AT COST
                                             ---------  ---------  ----------- -----------   -----------  ------------   ----------
                                                                                   (UNAUDITED)
                                                                              (THOUSANDS OF DOLLARS)

DECEMBER 31, 2000 .........................  $   4,836  $ 577,726  $  27,598   $ 3,872,726   $ 4,157,460  $  787,816    $  (211,889)

Net income ................................                                                      686,604
Issuance of stock related to
  stock compensation plans (including tax
  benefit on stock options exercised) .....                   310                    7,074
Change in net accumulated unrealized
  gain on securities ......................
Cumulative effect of change in
   accounting principle ...................
Other comprehensive loss ..................                                                                 (413,652)
Comprehensive income ......................
                                             ---------  ---------  ---------   -----------   -----------  ----------    -----------
MARCH 31, 2001 ............................  $   4,836  $ 578,036  $  27,598   $ 3,879,800   $ 4,844,064  $  374,164    $  (211,889)
                                             =========  =========  ==========  ===========   ===========  ==========    ===========

                                                                 COMPREHENSIVE
                                                  TOTAL              INCOME
                                             -------------       --------------
DECEMBER 31, 2000 .........................  $  9,216,273

Net income ................................       686,604         $  686,604
                                                                  ----------
Issuance of stock related to
   stock compensation plans (including tax
   benefit on stock options exercised) ....         7,384
Change in net accumulated unrealized
   gain on securities .....................                         (219,692)
Cumulative effect of change in
   accounting principle ...................                         (193,960)
                                                                  ----------
Other comprehensive loss ..................      (413,652)          (413,652)
                                                                  ----------
Comprehensive income ......................                       $  272,952
                                             ------------         ==========
MARCH 31, 2001 ............................  $  9,496,609
                                             ============

                      See notes to consolidated financial statements.

                          COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     THREE MONTHS
                                                                                                     ENDED MARCH 31
                                                                                       ---------------------------------------
                                                                                           2001                        2000
                                                                                       -----------                 -----------
                                                                                                     (UNAUDITED)
                                                                                               (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................       $   686,604                $ 1,067,516
Adjustments to reconcile net income to net cash provided by
  operating activities, net of effects of acquisitions:
  Depreciation and amortization ................................................           352,225                    257,768
  Expense related to indexed debentures ........................................                --                    369,498
  Equity in net losses of affiliated companies .................................             5,819                      6,493
  Loss on derivative instruments, net ..........................................             7,012                         --
  Deferred income taxes ........................................................            99,902                   (183,729)
  Gain on investments, net .....................................................          (158,895)                (1,769,839)
  Cumulative effect of change in accounting principle, net of tax ..............          (717,090)                        --
  Minority interest, net of dividends paid .....................................            16,399                     19,688
(Increase) decrease in accounts and notes receivable ...........................            53,644                    (11,358)
(Increase) decrease in prepaid expenses ........................................           (14,802)                    15,074
Increase (decrease) in accounts payable and accrued expenses ...................           (83,178)                    18,195
Increase in taxes payable ......................................................           184,322                    360,646
Other, net .....................................................................            14,743                     (5,603)
                                                                                       -----------                -----------
       Net cash provided by operating activities ...............................           446,705                    144,349
                                                                                       -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ...........................................................          (523,314)                  (378,122)
Investments in affiliated companies ............................................            (6,479)                   (19,064)
Proceeds from the sale and exchange of investments .............................                --                  2,200,740
Cash paid for purchases of cable systems .......................................                --                 (2,714,362)
Decrease in amounts due from CEI, net ..........................................               491                    114,821
Other, net .....................................................................            11,122                     (1,192)
                                                                                       -----------                -----------
       Net cash used in investing activities ...................................          (518,180)                  (797,179)
                                                                                       -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Commercial paper borrowings (repayments), net ..................................        (1,294,494)                   845,987
Proceeds from issuance of debt, net of debt issuance costs .....................         1,413,331                    772,645
Repayment of debt ..............................................................           (17,674)                (1,032,497)
Proceeds from exercise of stock options ........................................             4,590                     14,593
Increase in amounts due to CEI, net ............................................                --                     80,007
Increase (decrease) in book overdrafts .........................................           (24,707)                    12,086
Distributions paid on capital and preferred securities of
     subsidiary trusts .........................................................           (21,020)                   (21,303)
                                                                                       -----------                -----------
       Net cash provided by financing activities ...............................            60,026                    671,518
                                                                                       -----------                -----------

Net increase (decrease) in cash ................................................           (11,449)                    18,688
Cash at beginning of period ....................................................            78,442                     33,313
                                                                                       -----------                -----------
Cash at end of period ..........................................................       $    66,993                $    52,001
                                                                                       ===========                ===========


                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2001

1.       BASIS OF PRESENTATION AND OTHER INFORMATION

         The accompanying unaudited consolidated financial statements of Cox Communications, Inc. (Cox), a 67.8% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox's Annual Report on Form 10-K for the year ended December 31, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

         Certain amounts in the March 31, 2000 consolidated financial statements have been reclassified for comparative purposes.

2.       ACQUISITIONS AND EXCHANGES OF BUSINESSES

         In January 2000, Cox completed its acquisition of cable systems serving 522,000 customers in Kansas, Oklahoma and North Carolina from Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., for $2.7 billion.

         In March 2000, Cox and AT&T Corp. (AT&T) exchanged Cox's 50.3 million shares of AT&T common stock for the stock of AT&T subsidiaries that owned certain cable systems serving approximately 495,000 customers and certain other assets and liabilities, including cash. Cox received: cable systems serving Oklahoma and Louisiana; the remaining 20% ownership interest in a partnership in which Cox acquired an 80% interest through its merger with TCA Cable TV, Inc.; Peak Cablevision LLC, which has customers in Oklahoma, Arkansas, Utah and Nevada; and approximately $798.0 million in other assets and liabilities, including cash. Cox recognized a pre-tax gain of $775.9 million in connection with this transaction in March 2000.

         The purchase price of each of the above acquisitions was allocated to the assets purchased and liabilities assumed based on their estimated fair market value at the date of acquisition in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations. The purchase price allocations of each acquisition are finalized as independent appraisals of certain tangible and intangible assets acquired are received. No material adjustments to the initial purchase price allocations are expected.

3.       INVESTMENTS


                                                                  MARCH 31                 DECEMBER 31
                                                                    2001                     2000
                                                                 ----------                ---------
                                                                         (THOUSANDS OF DOLLARS)
Equity method investments ........................               $   78,594               $   86,394
Investments stated at fair value:
     Available-for-sale ..........................                1,880,073                3,784,799
     Trading securities ..........................                  370,500                       --
     Derivative instruments ......................                1,351,869                       --
Investments stated at cost .......................                   32,670                   25,219
                                                                 ----------                ---------

Total investments ................................               $3,713,706               $3,896,412
                                                                 ==========               ==========

INVESTMENTS STATED AT FAIR VALUE

         The aggregate cost of Cox's investments stated at fair value at March 31, 2001 and December 31, 2000 was $2,465.2 million and $2,499.0 million, respectively. Gross unrealized gains and losses on investments were $941.4 million and $15.4 million, respectively, at March 31, 2001 and $1,322.2 million and $36.4 million, respectively, at December 31, 2000. Derivative instruments classified within investments are comprised of a right to sell agreement and certain warrants to purchase shares of publicly traded and privately held entities, as further described in Note 5. "Derivative Instruments and Hedging Activities."

         Sprint PCS. At March 31, 2001, Cox's investment in Sprint PCS was comprised of 104.7 million shares of Sprint PCS common stock - Series 2, as adjusted for Sprint PCS's two-for-one stock split in February 2000, and warrants and convertible preferred stock which are exercisable for or convertible into approximately 10.3 million shares of Sprint PCS common stock - Series 2. The estimated fair value of Cox's investment in Sprint PCS was $2,165.2 million and $2,330.3 million at March 31, 2001 and December 31, 2000, respectively.

         In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock, as further described in Note 4. "Debt." In contemplation of this transaction, Cox recognized a $239.3 million pre-tax gain associated with a one-time reclassification of the 19.5 million shares of Cox's investment in Sprint PCS common stock from available-for-sale securities to trading securities upon adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as further described in Note 5. "Derivative Instruments and Hedging Activities." Offsetting this gain was a pre-tax loss of $28.1 million on these trading securities as a result of the change in their fair value for the three months ended March 31, 2001.

         In March and April 2001, Cox entered into a series of costless equity collar transactions to manage its exposure to market price fluctuations in approximately 15.8 million shares of its investment in Sprint PCS common stock with an aggregate fair value of $350.1 million. The equity collars limit Cox's exposure to and benefits from fluctuations in the fair value of the underlying securities and mature on various dates from 2004 through 2006. In addition, the equity collars may be settled, at Cox's election, in cash or shares of Sprint PCS common stock. Cox is exposed to a credit loss in the event of nonperformance by the counterparty. However, Cox does not anticipate nonperformance by the counterparty, and no material loss would be expected in the event of the counterparty's nonperformance. For a further discussion regarding Cox's accounting for the equity collars see Note 5. "Derivative Instruments and Hedging Activities." Also in April 2001, Cox sold 3.0 million shares of its Sprint PCS common stock for net proceeds of $75.2 million and expects to recognize a gain during the second quarter of 2001.

         Excite@Home. At March 31, 2001, Cox's investment in Excite@Home was comprised of 29.1 million shares of common stock and a right to sell these shares to AT&T, as described below. The estimated fair value of Cox's investment in Excite@Home, including the value ascribed to the right to sell agreement, was approximately $1.4 billion at March 31, 2001 and December 31, 2000.

         In August 2000, Cox consummated an agreement with Excite@Home pursuant to which the ownership, voting control and management of Excite@Home were restructured. As a result, Cox's veto rights and representation on the Excite@Home board were terminated. In addition, Cox agreed to extend its distribution of certain Excite@Home services through June 2006. Cox will receive warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems pass. Cox also has the right, under certain circumstances, to sell its shares in Excite@Home to AT&T, with a maximum amount payable to Cox of approximately $1.4 billion in cash or shares of AT&T common stock, as elected by Cox. For a further discussion regarding Cox's accounting for the right to sell agreement see Note 5. "Derivative Instruments and Hedging Activities."

         In January 2001, Cox exercised its right to transfer ownership of its interest in Excite@Home to AT&T for shares of AT&T common stock. However, Cox and AT&T are currently in discussions to renegotiate the terms of the transaction, which may or may not result in a change to the number of shares of AT&T common stock that Cox will receive, as well as the number of Excite@Home shares, if any, Cox transfers to AT&T.

OTHER

         In March 2001, Cox exercised its right to put its equity interests in Outdoor Life Network L.L.C., Speedvision Network, L.L.C. and Cable Network Services, L.L.C. to Fox/Liberty OLN, L.L.C., Fox/Liberty SV, L.L.C. and Fox/Liberty CNS, L.L.C., respectively. Both Cox and the Fox/Liberty entities have each appointed an appraiser to determine the fair value of Cox's interests in Outdoor Life, Speedvision and Cable Network Services. Cox expects to complete this transaction in the third quarter of 2001.

         During the three months ended March 31, 2001, Cox recorded an aggregate pre-tax loss of $35.5 million on certain of its investments as a result of a decline in fair value that was considered other than temporary. These losses are included in net gain on investments in the Consolidated Statement of Operations.

         Cox has several other fair value, equity and cost method investments which are not, individually or in the aggregate, significant in relation to the Consolidated Balance Sheets at March 31, 2001 and December 31, 2000.

4.   DEBT

                                                                   MARCH 31                DECEMBER 31
                                                                    2001                      2000
                                                                 -----------              ----------
                                                                        (THOUSANDS OF DOLLARS)
Revolving credit facilities ......................               $       --               $       --
Commercial paper .................................                  234,887                1,524,772
Medium-term notes ................................                  424,097                  424,065
Notes and debentures .............................                5,501,784                4,110,409
Exchangeable subordinated debentures .............                1,649,940                2,351,830
Capitalized lease obligations ....................                  105,638                  105,516
Other ............................................                   18,758                   27,170
                                                                 ----------               ----------

Total debt .......................................               $7,935,104               $8,543,762
                                                                 ==========               ==========

Zero-Coupon Debt

         In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock - Series 2 with an aggregate fair value as of the execution date of $502.0 million for proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. These contracts mature at various dates between 2004 and 2006 and, at Cox's election, can be settled in cash or shares of Sprint PCS common stock. Cox has accounted for these contracts as zero-coupon debt instruments and is accreting the $112.6 million original issue discount through the respective contract maturity dates using the effective interest method. Embedded in the contracts is an equity collar agreement, which will allow Cox to manage its exposure to fluctuations in the fair value of the Sprint PCS common stock through the contract maturity dates. The equity collar agreements embedded in the contracts are being accounted for as derivative instruments in accordance with the requirements of SFAS No. 133 and the change in fair value of these derivatives between measurement dates is recognized through earnings. See Note
5. "Derivative Instruments and Hedging Activities."

Notes and Debentures

         In February 2001, Cox privately placed $685.0 million aggregate principal amount at maturity of its convertible senior notes due 2021 for proceeds of $466.6 million, net of an original issue discount of $208.9 million and commissions. In March 2001, Cox privately placed an additional $85.8 million aggregate principal amount at maturity of the convertible notes upon the partial exercise of the initial purchasers' over-allotment option. Cox received additional proceeds of $58.5 million, net of commissions, original issue discount and cash interest accrued since February 2001. The convertible notes are convertible at the option of the holders at any time prior to maturity, and upon conversion, Cox may deliver, at its option, 11.8135 shares of Cox Class A common stock per $1,000 principal amount at maturity or the cash equivalent thereof. The convertible notes pay interest in cash on a semi-annual basis in arrears at a rate of 0.348% per annum on the principal amount at maturity. Accretion of the original issue discount plus the semi-annual cash interest payments represents a yield to maturity of 2.25%.

         In March 2001, Cox issued a series of 6.75% senior notes due March 15, 2011 with an aggregate principal amount of $500.0 million, less offering costs and underwriting commissions of $3.3 million. The 6.75% senior notes are unsecured and rank equally with Cox's other senior unsecured indebtedness. In addition, the 6.75% senior notes may be redeemed by Cox in whole or in part at any time prior to maturity at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium, if any, and interest is payable on a semi-annual basis beginning September 15, 2001.

         In April 2001, Cox filed a registration statement on Form S-3 to register the resale of its convertible senior notes due 2021 and the shares of Class A common stock issuable upon conversion thereof. Also in April 2001, Cox filed a separate registration statement on Form S-3 to register shares of its Class A common stock deliverable by CEI upon exchange of 2% exchangeable senior notes due 2021 issued by CEI.

Exchangeable Subordinated Debentures

         Exchangeable subordinated debentures at March 31, 2001 are comprised of $1.3 billion aggregate original principal amount of exchangeable subordinated debentures, referred to as PRIZES, which were issued in November 1999 and are due November 2029; $275.0 million aggregate original principal amount of exchangeable subordinated debentures, referred to as Premium PHONES, which were issued in March 2000 and are due March 2030; and $1.8 billion aggregate principal amount at maturity of exchangeable subordinated discount debentures, referred to as Discount Debentures, which were issued in April 2000 and are due April 2020. The Discount Debentures were issued at an aggregate original issue discount of $1.1 billion.

         The original principal amount of the PRIZES, Premium PHONES and Discount Debentures are indexed to the trading price of Sprint PCS common stock
- Series 1. Accordingly, if the fair value of the Sprint PCS common stock increases, Cox may be obligated to pay an additional amount of contingent principal at maturity or upon the holders' exchange of the PRIZES, Premium PHONES and Discount Debentures. The PRIZES, Premium PHONES and Discount Debentures are exchangeable for shares of Sprint PCS common stock held by Cox or cash based on the value of such shares. With respect to the Discount Debentures, the holders may also require Cox to repurchase these securities on certain dates prior to maturity at a purchase price equal to the adjusted principal amount plus any accrued and unpaid interest.

         Prior to the adoption of SFAS No. 133, the exchangeable subordinated debentures were accounted for as indexed debt instruments pursuant to Emerging Issues Task Force Issue No. 86-28, Accounting Implications of Indexed Debt Instruments, because the payment obligation by Cox at maturity or upon redemption or exchange by the holders was dependent on the fair value of Sprint PCS common stock. Accordingly, the carrying value of these indexed debt instruments was adjusted to fair value through earnings and classified as expense or income related to indexed debentures in Cox's Consolidated Statement of Operations as the fair value of the Sprint PCS common stock increased or decreased such that Cox would be required to pay an amount of contingent principal in excess of the original principal amount. Cox recognized approximately $369.5 million of expense related to indexed debentures during the three months ended March 31, 2000. Effective January 1, 2001, Cox began accounting for the exchangeable subordinated debentures in accordance with the requirements of SFAS No. 133, as further described in Note 5. "Derivative Instruments and Hedging Activities."

5.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Cox is exposed to fluctuations in interest rates and equity market prices associated with certain of its assets, liabilities, equity instruments and forecasted transactions. Cox actively monitors these fluctuations and uses derivative instruments from time to time to manage its exposure. In accordance with its risk management strategy, Cox uses derivative instruments only for the purpose of managing risk associated with fluctuations in the fair value of the underlying exposures identified by management. Cox does not trade or use derivative instruments with the objective of earning financial gains on interest rates or equity market price fluctuations alone, nor does it use leveraged instruments or instruments where there are no underlying exposures identified. Cox's use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings.

         On January 1, 2001, Cox adopted SFAS No. 133, as amended, which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, Cox recognized a one-time after-tax transition adjustment to increase earnings by approximately $717.1 million and reduce accumulated other comprehensive income by approximately $194.0 million. These amounts have been presented as a cumulative effect of change in accounting principle, net of tax, in the accompanying Consolidated Statement of Operations and Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2001.

         Under the provisions of SFAS No. 133, the accounting for changes in the fair value of derivative instruments at each new measurement date is dependent upon the intended use of such derivative instruments. Changes in the fair value of derivative instruments not designated as hedges are immediately recognized in earnings. The effective and ineffective portion of changes in the fair value of derivative instruments designated as hedges of assets, liabilities or firm commitments, referred to as fair value hedges, are typically recognized in earnings as an offset to changes in the fair value of the related hedged assets, liabilities or firm commitments. The effective portion of changes in the fair value of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive income until the hedged forecasted transactions occur and are recognized in earnings. The ineffective portion of changes in the fair value of derivative instruments designated as cash flow hedges are immediately recognized in earnings. Cox determines the fair value of its derivative instruments through option-pricing models using current market prices and volatility assumptions.

         The following is a summary of Cox's derivative instruments as of March 31, 2001 and the accounting policies it employs for each:

Interest Rate Swaps

         Cox utilizes two interest rate swap agreements to manage its exposure to fluctuations in interest rates associated with certain of its fixed-rate debt instruments whereby these fixed-rate debt instruments are effectively converted into floating-rate debt instruments. Under the provisions of SFAS No. 133, Cox has formally designated and accounted for the interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt instruments being classified as a component of debt in the Consolidated Balance Sheet. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as both agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox's interest rate swap agreements had an aggregate fair value of approximately $51.7 million at March 31, 2001.

Right to Sell Agreement

         Cox received the right to sell its shares of Excite@Home common stock to AT&T in conjunction with the restructuring of Excite@Home in August 2000, as further described in Note 3. "Investments." The right to sell agreement meets the definition of a freestanding derivative instrument, as prescribed by SFAS No. 133, and, as a result, is measured at fair value and recognized as a component of investments in the Consolidated Balance Sheet.

         Cox has not designated the right to sell agreement as a hedge of its investment in Excite@Home common stock. Accordingly, changes in the fair value of this agreement are immediately recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. Prior to the adoption of SFAS No. 133, Cox accounted for the right to sell agreement as an investment, classified as available-for-sale, at fair value and recognized changes in the fair value as a component of accumulated other comprehensive income. Accordingly, upon adoption of SFAS No. 133, Cox reclassified the unrealized gain on its right to sell agreement of approximately $151.3 million, net of tax, from accumulated other comprehensive income into earnings and classified it as a component of the cumulative effect of change in accounting principle in the Consolidated Statement of Operations. The fair value of the right to sell agreement was approximately $1,267.1 million at March 31, 2001 and the net gain on derivative instrument on this agreement recognized by Cox during the three months ended March 31, 2001 was approximately $30.6 million.

Equity Collar Agreement

         In March and April 2001, Cox entered into a series of costless equity collar transactions to manage its exposure to market price fluctuations for a portion of its investment in Sprint PCS common stock, as further described in
Note 3. "Investments." Cox has formally designated and accounted for the costless equity collars as fair value hedges whereby the fair value of the related costless equity collars is classified as a component of other assets in the Consolidated Balance Sheet. In addition, Cox has elected to use an intrinsic value model to measure effectiveness whereby time value will be excluded from the measure of effectiveness on these fair value hedges. Accordingly, when the fair value of the costless equity collars falls outside the range of the respective put and call prices, the change in the intrinsic value of the costless equity collars falls outside the range of the respective put and call prices, the change in the intrinsic value of the costless equity collars and the fair value of the underlying shares of Sprint PCS common stock designated in the hedging relationship will be immediately recognized in earnings and classified as a gain or loss on derivative instruments and gain or loss on investment, respectively, in the Consolidated Statement of Operations. Conversely, when the fair value of the costless equity collars falls within the range of the respective put and call prices, the change in the fair value of the underlying shares of Sprint PCS common stock designated in the hedging relationship will be recognized as a component of accumulated other comprehensive income and classified as an unrealized investment gain or loss in the Consolidated Statement of Shareholders' Equity and the change in the intrinsic value of the costless equity collars is expected to be zero. The change in the time value of the costless equity collars will be immediately recognized in earnings and classified as gain or loss on derivative instruments in the Consolidated Statement of Operations.

         The fair value of the costless equity collars was approximately $13.1 million at March 31, 2001. In addition, during the three months ended March 31, 2001, Cox recognized a net gain on derivative instruments on the costless equity collars of approximately $13.1 million which was offset by an investment loss of approximately $10.3 million reclassified from accumulated other comprehensive income on the underlying shares of Sprint PCS common stock designated in the hedging relationship.

Zero-Coupon Debt

         In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock, as further described in Note 4. "Debt." These prepaid forward contracts meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of a zero-coupon debt instrument, as the host contract, and an equity collar that meets the definition of an embedded derivative and derives its value based on the trading price of Sprint PCS common stock. The embedded derivative instruments are not clearly and closely related to the underlying zero-coupon debt instruments since the economic characteristics and risks associated with these derivatives are based on equity prices. Therefore, as prescribed by SFAS No. 133, Cox has separated the embedded derivative instruments from the hybrid instruments based on their relative fair values and has classified these embedded derivatives as a component of the underlying zero-coupon debt instruments in the Consolidated Balance Sheet.

         Cox has not designated the embedded derivative instruments as a hedge of its investment in Sprint PCS common stock. Accordingly, changes in the fair value of these embedded derivatives are immediately recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. The aggregate fair value of the embedded derivative instruments approximated a derivative asset of $101.3 million at March 31, 2001 and the net gain on derivative instruments recognized by Cox on these embedded derivatives during the three months ended March 31, 2001 was approximately $101.3 million. In addition, upon adoption of SFAS No. 133, Cox elected a one-time transfer of 19.5 million shares of its Sprint PCS common stock from available-for-sale to trading securities, as permitted by SFAS No.
133. As a result of this transfer, Cox recognized a pre-tax gain of approximately $239.3 million, representing the accumulated unrealized gain on these shares, previously recorded as a component of accumulated other comprehensive income.

Exchangeable Subordinated Debentures

         Cox has issued a series of exchangeable subordinated debentures referred to as PRIZES, Premium PHONES and Discount Debentures, as further described in Note 4. "Debt." The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of a debt instrument, as the host contract, and an embedded derivative, which derives its value based on the trading price of Sprint PCS common stock. The embedded derivative instruments are not clearly and closely related to the underlying debt instruments since the economic characteristics and risks associated with these derivatives are based on equity prices. Therefore, as prescribed by SFAS No. 133, Cox has separated the embedded derivative instruments from the hybrid instruments based on their relative fair values and has classified these embedded derivatives as a component of the underlying debt instruments in the Consolidated Balance Sheet.

         In order to determine the SFAS No. 133 transition adjustment associated with the exchangeable subordinated debentures, Cox first determined the initial carrying amount of the embedded derivative instruments based on their relative fair value as of the date that each series of exchangeable subordinated debentures was issued. Cox then separated the fair value of the embedded derivative instruments from the exchangeable subordinated debentures and the resulting difference in the initial carrying amount of the exchangeable subordinated debentures after separation of the embedded derivatives has been accounted for as a discount on the underlying debt instruments, as prescribed by SFAS No. 133. The carrying amount of the debt instruments as of January 1, 2001 was then determined based on their initial fair value and adjusted for any subsequent activity, such as subsequent cash redemptions and amortization of the debt discount arising from the separation of the embedded derivative instruments. The carrying amount of the embedded derivative instruments as of January 1, 2001 was determined based on their relative fair values as of that date. The difference between the carrying amount of the exchangeable subordinated debentures as of January 1, 2001, just prior to the adoption of SFAS No. 133, and the sum of the adjusted carrying amount of the underlying debt instruments and fair value of embedded derivative instruments as of January 1, 2001, resulted in a one-time after-tax increase in earnings of approximately $522.0 million, which was classified as a component of the cumulative effect of change in accounting principle in the Consolidated Statement of Operations.

         Cox has not designated these embedded derivative instruments as a hedge of its investment in Sprint PCS common stock. Accordingly, changes in the fair value of these embedded derivatives are immediately recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. The aggregate fair value of the embedded derivative instruments approximated a derivative obligation of $439.3 million at March 31, 2001 and the net loss on derivative instruments recognized by Cox on these embedded derivatives during the three months ended March 31, 2001 was approximately $135.4 million.

Stock Purchase Warrants

         Cox holds strategic investments in warrants to purchase equity securities of certain publicly traded and privately held entities. Warrants that can be exercised and settled by delivery of net cash or net shares such that Cox would pay no cash upon exercise of the respective warrants are referred to as net settleable warrants and meet the definition of a freestanding derivative instrument, as prescribed by SFAS No. 133. Net settleable warrants are measured at fair value and recognized as a component of investments in the Consolidated Balance Sheet. The fair value of these net settleable warrants was approximately $84.8 million at March 31, 2001.

         Cox does not designate net settleable warrants as hedging instruments. Accordingly, changes in the fair value of these warrants are immediately recognized in earnings and classified as a component gain or loss on derivative instruments in the Consolidated Statement of Operations. Cox recognized a net derivative loss on its net settleable warrants of approximately $16.5 million during the three months ended March 31, 2001.

6.       EARNINGS PER SHARE

         For the three months ended March 31, 2001, Cox incurred a loss before cumulative effect of change in accounting principle. As a result, 11,228,497 common shares related to employee stock-based compensation plans, convertible preferred stock and notes, and the effect of Cox-obligated capital and preferred securities of subsidiary trusts that could potentially dilute basic earnings per share (EPS) in the future were not included in the computation of diluted EPS as they would have been antidilutive for the period.

         The following table reconciles the numerator and the denominator of the basic and diluted per-share computations for income from operations for the three months ended March 31, 2000:

                                            THREE MONTHS ENDED MARCH 31, 2000
                                       ----------------------------------------------
                                            INCOME          SHARES         NET INCOME
                                         (NUMERATOR)     (DENOMINATOR)      PER SHARE
                                       --------------    -------------     ----------

Net income...........................  $1,067,516,000
                                       --------------
Basic EPS............................   1,067,516,000      604,204,208      $    1.77
                                                                            =========

Effect of Dilutive Securities:
   Employee stock options............              --        3,182,627
   Convertible preferred stock.......              --        4,208,455
   Forward purchase contracts
      forming a part of the FELINE
      PRIDES.........................              --        1,881,066
                                       --------------    -------------

Diluted EPS..........................  $1,067,516,000      613,476,356      $    1.74
                                       ==============    =============      =========


7.       TRANSACTIONS WITH AFFILIATED COMPANIES

         Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day to day cash management services for Cox. Outstanding amounts due to CEI bear interest at fifty basis points above CEI's current commercial paper borrowing rate. This rate was 5.81% at March 31, 2001.

Included in the amounts due from CEI are the following transactions:

                                                     (THOUSANDS OF DOLLARS)
                                                     ---------------------
Intercompany due from CEI, December 31, 2000......        $   5,808
Cash transferred from CEI.........................           24,044
Net operating expense reimbursements..............          (24,535)
                                                          ---------

Intercompany due from CEI, March 31, 2001.........        $   5,317
                                                          =========

8.       SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental Disclosure of Non-cash Investing and Financing Activities

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31
                                                         -----------------------------------
                                                            2001                     2000
                                                         ---------                ----------
                                                                     (UNAUDITED)
                                                               (THOUSANDS OF DOLLARS)
SIGNIFICANT NON-CASH TRANSACTIONS
AT&T cable system exchange ...............               $      --                $2,658,233

ADDITIONAL CASH FLOW INFORMATION
Cash paid for interest ...................               $ 146,611                $  156,429
Cash paid (refunded) for income taxes ....                (272,416)                   48,487


9.       COMMITMENTS AND CONTINGENCIES

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

         On November 10, 1999, Fred and Roberta Lipschutz, Arthur Simon and John Galley III, on behalf of themselves and all persons similarly situated, filed a putative class action suit against Cox and thirteen other defendants in the United States District Court for the Central District of California. The action alleges that a putative class defined as all persons who since November 10, 1995 have purchased broadband Internet data transmission services from a "cable company defendant" has been injured because alleged agreements among the "cable company defendants" and/or the "cable company defendants" and defendants @Home Corporation, also referred to as Excite@Home, and Road Runner have required the putative class to purchase both Internet data transmission services and interface/content services from @Home or Road Runner. The complaint asserts claims under Section 1 of the Sherman Antitrust Act, the California Cartwright Act, and California unfair competition law and seeks injunctive relief and compensatory and treble damages. An amended complaint adding additional named plaintiffs was filed on December 30, 1999, and Cox filed its answer to the amended complaint on January 19, 2000. On January 29, 2001, the court denied plaintiffs' motion to certify a nationwide class with leave to amend. Plaintiffs' motion for reconsideration of the court's denial of class certification was denied on April 3, 2001. Discovery is pending. Cox intends to defend this action vigorously, though the outcome cannot be predicted at this time.

         Cox's subsidiary Cox California Telcom, L.L.C. is a defendant in three putative class action lawsuits and one additional non-class action suit that were filed in state and federal courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code

Section 17-200 and violation of California Public Utilities Code Section 2891 and 2891.1. The suits seek damages and injunctive relief. Cox Telcom, along with PacBell, has commenced reclaiming tainted PacBell White Pages and reprinting and redistributing corrected books. The parties to two of the class action lawsuits have entered into a stipulation of settlement, which was approved on March 30, 2001. The third class action was dismissed in substantial part with leave to amend on February 20, 2001. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

         Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo on behalf of themselves and all other shareholders of @Home Corporation as of March 28, 2000 except for defendants seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home's principal cable partners, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox's former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served as Cox's representative on the Excite@Home board of directors. See Note 3. "Investments." The plaintiffs, who continue to seek unspecified compensatory damages, assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. Pursuant to an agreement with the plaintiffs, the defendants have yet to answer the complaint. Cox intends to defend this action vigorously, though the outcome cannot be predicted at this time.

         On November 14, 2000, GTE.NET, L.L.C. d/b/a Verizon Internet Solutions and Verizon Select Services, Inc. filed suit against Cox in the District Court for the Southern District of California. Verizon alleged that Cox has violated various sections of the Communications Act of 1934 by allegedly refusing to provide Verizon with broadband telecommunications service and interconnection, among other things. On November 29, 2000, Verizon amended its Complaint to add CoxCom, Inc., a subsidiary of Cox, as an additional defendant. Verizon seeks various forms of relief, including injunctive relief and damages. Cox and CoxCom intend to defend this action vigorously, though the outcome cannot be predicted at this time.

         On February 6, 2001, plaintiffs Kimberly D. and William L. Bova, on behalf of themselves individually and a putative class of subscribers, sued Cox in United States District Court for the Western District of Virginia. The putative class includes persons outside of California, Nevada, Arizona and Idaho who on or after November 1, 2000 purchased broadband Internet access services from Cox and paid a franchise fee on those services. The suit asserts that the collection of franchise fees by Cox from its broadband Internet access service subscribers outside of the Ninth Circuit is unlawful under the Telecommunications Act of 1996 and seeks restitution of all such fees collected. Cox intends to defend the action vigorously, though the outcome cannot be predicted at this time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2001 and 2000.

         This Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox's future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements, due to various risks, uncertainties or other factors. These factors include competition within the broadband communications industry, our ability to achieve anticipated subscriber and revenue growth, our success in implementing new services and other operating initiatives, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the Risk Factors section of Cox's Annual Report on Form 10-K for the year ended December 31, 2000. Cox assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

RECENT ACQUISITIONS AND EXCHANGES

         For a complete description of recent acquisitions and exchanges of businesses, see Note 2. "Acquisitions and Exchanges of Businesses" in Part I,
Item 1. "Consolidated Financial Statements."

RESULTS OF OPERATIONS

         The results of operations discussed below include the effects of the following as of their transaction dates:

-        the January 2000 acquisition of cable systems from Multimedia; and

- the March 2000 exchange of AT&T common stock for: cable systems from AT&T serving customers in Oklahoma and Louisiana; Peak Cablevision, LLC; and the remaining 20% interest in a partnership in which Cox initially acquired an 80% interest through the TCA Cable TV, Inc. merger in August 1999.

These transactions are collectively referred to in the discussion below as the 2000 transactions.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

         Total revenues for the three months ended March 31, 2001 were $947.9 million, a 22% increase over revenues of $779.9 million for the three months ended March 31, 2000. Of this increase, 9% relates to increased revenues from the 2000 transactions. The remaining 13% increase includes the effects of:

- residential basic and digital customer growth at existing cable systems;

- rate increases implemented in the fourth quarter of 2000 and the first quarter of 2001; and

- growth in residential and commercial high-speed Internet access and telephony customers;

- partially offset by slower growth in local and national advertising sales due to a generally soft economy.

         Programming costs were $237.8 million for the first quarter of 2001, an increase of 22% over the same period in 2000. Of this increase, 10% relates to the 2000 transactions. The remaining 12% increase is due to basic and digital customer growth at existing cable systems, channel additions and programming rate increases implemented in October 2000 and January 2001.

         Selling, general and administrative expenses for the three months ended March 31, 2001 increased 24% to $352.0 million due primarily to:

-        increased employee headcount;

- other costs associated with the continued rollout of residential and commercial digital video, high-speed Internet access and telephony services; and

- integration expenses associated with the cable systems acquired during 2000;

- partially offset by a revised cost component factor used to capitalize indirect costs relating to network construction activity.

         Depreciation and amortization increased to $352.2 million from $257.8 million in first quarter 2000 due to the acquisitions of cable systems that were consummated during 2000. Interest expense increased to $153.9 million primarily due to an increase in the total debt outstanding, as discussed below in "Liquidity and Capital Resources."

         Expense related to indexed debt for the three months ended March 31, 2000 represents the increased settlement amounts of the exchangeable subordinated debentures which are indexed to the trading price of the underlying Sprint PCS common stock.

         Effective January 1, 2001, Cox adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which changed Cox's accounting for the exchangeable subordinated debentures, as further described in Note 5. "Debt" in
Part I, Item 1. "Consolidated Financial Statements." The adoption of SFAS No. 133 resulted in an after-tax cumulative effect of change in accounting principle which increased earnings by $717.1 million and reduced accumulated other comprehensive income by $194.0 million.

         Net gain on investments of $158.9 million primarily includes:

- $239.3 million pre-tax gain associated with a one-time reclassification of 19.5 million shares of Cox's investment in Sprint PCS common stock - Series 2 from available-for-sale securities to trading securities upon adoption of SFAS No. 133;

- $28.1 million pre-tax loss on these shares as a result of the change in fair value of Sprint PCS common stock for the three months ended March 31, 2001; and

- $35.5 million decline in the fair value of certain other investments considered to be other than temporary.

         Included in net gain on investments for the comparable period in 2000 are pre-tax gains related to the sale of 16.1 million shares of Sprint PCS common stock - Series 2, the sale of Cox's entire equity interest in Flextech plc and the exchange of Cox's 50.3 million shares of AT&T common stock for cable subsidiaries.

         For the three months ended March 31, 2001, Cox recorded a $7.0 million pre-tax loss on derivative instruments due primarily to a decrease of approximately $135.4 million in the fair value of certain derivative instruments embedded in the exchangeable subordinated debentures and offset by an increase of approximately $128.4 million in the fair value of certain derivative instruments associated with Cox's investments in affiliated companies.

         Minority interest of $16.4 million primarily represents distributions on Cox's obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS.

         Net income for the current quarter was $686.6 million as compared to $1,067.5 million for the first quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

USES OF CASH

         As part of Cox's ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services and to make investments in affiliated companies primarily focused on cable programming, technology and telecommunications.

         During the three months ended March 31, 2001, Cox made capital expenditures of $523.3 million. These expenditures were primarily directed at upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband services including digital video, high-speed Internet access, telephony and video-on-demand. Capital expenditures for 2001 are expected to total approximately $2.0 billion.

         Net commercial paper repayments during the first quarter of 2000 were $1.3 billion. During the three months ended March 31, 2001, Cox repaid $17.7 million of debt.

         Distributions paid on capital and preferred securities of subsidiary trusts of $21.0 million consists of quarterly interest payments on the FELINE PRIDES and RHINOS.

SOURCES OF CASH

         During the three months ended March 31, 2001, Cox generated $446.7 million from operating activities. Proceeds from issuance of debt of $1.4 billion, net of issuance costs, underwriting commissions, and discounts, primarily include:

- $389.4 million received from the January 2001 issuance of a series of prepaid forward contracts with maturity dates between 2004 and 2006 to sell up to 19.5 million shares of Cox's Sprint PCS common stock;
- $525.1 million received from the February 2001 issuance of convertible senior notes due 2021; and
- $495.1 million received from the March 2001 issuance of 6.75% senior notes due 2011.

         For a more detailed description of debt financings in the first quarter of 2001, see Note 4. "Debt" in Part I, Item 1. "Consolidated Financial Statements."

OTHER

         In January 2001, Cox filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) under which Cox may from time to time offer and issue various debt and equity instruments for a maximum aggregate amount up to $2.0 billion. This registration statement was declared effective in February 2001.

         Also in January 2001, Cox exercised its right to transfer ownership of its interest in Excite@Home to AT&T for shares of AT&T common stock. However, Cox and AT&T are currently in discussions to renegotiate the terms of the transaction, which may or may not result in a change to the number of shares of AT&T common stock that Cox will receive, as well as the number of Excite@Home shares, if any, Cox transfers to AT&T.

         In March 2001, Cox exercised its right to put equity interests in Outdoor Life Network L.L.C., Speedvision Network, L.L.C. and Cable Network Services, L.L.C. to Fox/Liberty OLN, L.L.C., Fox/Liberty SV, L.L.C. and Fox/Liberty CNS, L.L.C., respectively. Both Cox and the Fox/Liberty entities have each appointed an appraiser to determine the fair value of Cox's interests in Outdoor Life, Speedvision and Cable Network Services. Cox expects to complete this transaction in the third quarter of 2001.

         In March and April 2001, Cox entered into a series of costless equity collar transactions to manage its exposure to market price fluctuations in approximately 15.8 million shares of its investment in Sprint PCS common stock with an aggregate fair value of $350.1 million. The equity collars limit Cox's exposure to and benefits from fluctuations in the fair value of the underlying securities and mature on various dates from 2004 through 2006. In addition, the equity collars may be settled, at Cox's election, in cash or shares of Sprint PCS common stock. Also in April 2001, Cox sold 3.0 million shares of its Sprint PCS common stock for net proceeds of $75.2 million and expects to recognize a gain during the second quarter of 2001.

         In April 2001, Cox filed a registration statement on Form S-3 to register the resale of its convertible senior notes due 2021 and the shares of Class A common stock issuable upon conversion thereof. Also in April 2001, Cox filed a separate registration statement on Form S-3 to register shares of its Class A common stock deliverable by Cox Enterprises, Inc. (CEI) upon exchange of 2% exchangeable senior notes due 2021 issued by CEI.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which became effective for Cox on January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

         Cox's adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax transition adjustment that increased earnings by approximately $717.1 million and an after-tax transition adjustment that reduced accumulated other comprehensive income by approximately $194.0 million. In addition, the adoption impacted assets and liabilities recorded on the consolidated balance sheet. SFAS No. 133 also permits a one-time transfer of an available-for-sale security into the trading category. Accordingly, Cox reclassified approximately 19.5 million shares of its investment in Sprint PCS common stock from available-for-sale to trading on January 1, 2001. As a result of this reclassification, Cox recognized a pre-tax gain of approximately $239.3 million, representing the accumulated unrealized gain on these securities, previously recorded as a component of accumulated other comprehensive income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk that Cox will incur losses due to adverse changes in equity prices and interest rates. Cox's primary market risk exposure pertains to changes in interest rates.

         Cox has estimated the fair value of its financial instruments as of March 31, 2001 and December 31, 2000 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

         The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox's investments stated at fair value are estimated and recorded based on quoted market prices, as discussed in Note 3. "Investments" in Part I, Item 1. "Consolidated Financial Statements." The fair value of Cox's equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

         The fair value of interest rate swaps used for hedging purposes was approximately $51.7 million and $35.2 million at March 31, 2001 and December 31, 2000, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

         Cox's outstanding commercial paper, revolving credit facilities, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximate fair value at March 31, 2001 and December 31, 2000. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

         The estimated fair value of Cox's fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at March 31, 2001 and December 31, 2000 are based on quoted market prices or a discounted cash flow analysis using Cox's incremental borrowing for similar types of borrowings arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at March 31, 2001 and December 31, 2000 is as follows:

                                                     MARCH 31, 2001                             DECEMBER 31, 2000
                                       --------------------------------------------  -------------------------------------------
                                                                     FAIR VALUE                                   FAIR VALUE
                                       CARRYING        FAIR         (1% DECREASE     CARRYING        FAIR        (1% DECREASE
                                         VALUE         VALUE     IN INTEREST RATES)    VALUE         VALUE     IN INTEREST RATES)
                                       ---------     ---------   ------------------  ---------     ---------   -----------------
                                                                       (Millions of Dollars)
Fixed-rate notes and
   debentures ..................       $ 5,013.4     $ 5,117.2       $ 5,399.9       $ 4,460.3     $ 4,459.6       $ 4,701.9
FELINE PRIDES ..................           648.6         774.0           776.0           647.3         806.0           808.0
Exchangeable subordinated
   debentures ..................         1,649.9       1,637.1         1,726.6         2,351.8       1,564.0         1,651.0

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Cox is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox's consolidated financial position, consolidated results of operations or consolidated cash flows. For an update on certain legal matters, refer to Note
9. "Commitments and Contingencies" in Part I, Item 1. "Consolidated Financial Statements."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In February 2001, Cox privately placed $685.0 million aggregate principal amount at maturity of its convertible senior notes due 2021 for proceeds of $466.6 million, net of an original issue discount of $208.9 million and commissions. In March 2001, Cox privately placed an additional $85.8 million aggregate principal amount at maturity of the convertible notes upon the partial exercise of the initial purchasers' over-allotment option. Cox received additional proceeds of $58.5 million, net of commissions, original issue discount and cash interest accrued since February 2001. The convertible notes are convertible at the option of the holders at any time prior to maturity, and upon conversion, Cox may deliver, at its option, 11.8135 shares of Cox Class A common stock per $1,000 principal amount at maturity or the cash equivalent thereof.

         Cox initially sold the convertible notes to a group of private investors. The issuance of the convertible notes to the initial purchasers was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2). These initial purchasers resold the convertible notes in transactions exempt from the registration requirements of the Securities Act to persons reasonably believed by the initial purchasers to be qualified institutional buyers, as defined in Rule 144A. Cox agreed to file a shelf registration statement to register the resale of the convertible notes and shares of Cox Class A common stock issuable upon conversion of the notes on or before May 24, 2001 and to use reasonable efforts to have this resale registration statement declared effective by the SEC on or before August 22, 2001. On April 18, 2001, Cox filed the shelf registration to register the resale of the convertible notes and shares of Cox Class A common stock issuable upon conversion of the notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1      --       Asset Purchase Agreement between Multimedia
                           Cablevision, Inc. and Cox Communications, Inc.
                           (Incorporated by reference to Exhibit 2.1 to Cox's
                           Current Report on Form 8-K dated and filed with the
                           Commission on July 27, 1999).
         2.2      --       Agreement and Plan of Reorganization among Cox
                           Teleport Partners, Inc., TCI Holdings, Inc. and
                           United Cable Television Corporation, dated as of July
                           6, 1999. (Incorporated by reference to Exhibit 2.1 to
                           Cox's Current Report on Form 8-K/A dated July 7, 1999
                           and filed with the Commission on July 28, 1999).
         3.1      --       Amended Certificate of Incorporation of Cox
                           Communications, Inc. (Incorporated by reference to
                           Exhibit 3.1 to Cox's Quarterly Report on Form 10-Q,
                           filed with the Commission on November 14, 2000.)
         3.2      --       Bylaws of Cox Communications, Inc. (Incorporated by
                           reference to Exhibit 3.2 to Cox's Registration
                           Statement on Form S-4, File No. 33-80152, filed with
                           the Commission on December 16, 1994.)
         10.1     --       Cox Communications, Inc. Amended and Restated
                           Long-Term Incentive Plan. (Incorporated by reference
                           to Appendix B of Cox's Definitive Proxy Statement on
                           Schedule 14A, filed with the Commission on March 29,
                           2001.) (Management contract or compensatory plan.)
         10.2     --       Separation Agreement with Margaret A. Bellville,
                           dated as of February 5, 2001. (Management contract or
                           compensatory plan.)
         21       --       Subsidiaries of Cox Communications, Inc.

(b)      Reports on Form 8-K filed during the quarter ended March 31, 2001:

         Form 8-K dated February 13, 2001 (filed February 20, 2001) reporting that Cox issued a press release announcing a proposed private offering and sale of $685.0 million aggregate principal amount at maturity (or $793 million aggregate principal amount at maturity if the initial purchasers had exercised their over-allotment option in full) of Convertible Senior Notes due 2021 and providing certain updated information regarding legal proceedings under Item 5 and filing the associated press release under Item 7.

         Form 8-K/A dated February 13, 2001 (filed March 8, 2001) reporting the issuance and sale of $685.0 million aggregate principal amount at maturity of Convertible Senior Notes due 2021 and providing certain updated information regarding legal proceedings under Item 5 and filing the associated purchase agreement, registration rights agreement and form of supplemental indenture under Item 7.

         Form 8-K dated March 9, 2001 (filed March 12, 2001) reporting the issuance and sale of $500.0 million aggregate principal amount of 6 3/4% Notes due 2011 under Item 5 and filing the associated purchase agreement under Item 7.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COX COMMUNICATIONS, INC.



         Date:  May 11, 2001              /s/ Jimmy W. Hayes
                                          -------------------------------------
                                          Jimmy W. Hayes
                                          Executive Vice President,
                                          Finance and Administration
                                          Chief Financial Officer
                                          (principal financial officer)