Form 10-Q
period 2001-06-30
COX COMMUNICATIONS INC /DE/
filed 2001-08-07
CIK 25305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                ---------------

     There were 572,826,569 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of July 31, 2001.

                            COX COMMUNICATIONS, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS


                                                                                                                      PAGE
                                                                                                                      ----
                                           PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS................................................................     2

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS.......................................................................................    18

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................    22


                                             PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS................................................................................    23

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................    23

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.................................................................    23

SIGNATURES..........................................................................................................   25

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                            COX COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                               JUNE 30                DECEMBER 31
                                                                                                2001                     2000
                                                                                            ------------             ------------
                                                                                                         (UNAUDITED)
                                                                                                   (THOUSANDS OF DOLLARS)

ASSETS
Cash ...........................................................................            $     75,229             $     78,442
Accounts and notes receivable, less allowance for doubtful
  accounts of $28,167 and $25,636 ..............................................                 359,218                  358,348
Net plant and equipment ........................................................               6,489,863                5,916,425
Investments ....................................................................               3,910,896                3,896,412
Intangible assets ..............................................................              13,780,709               13,951,246
Amounts due from Cox Enterprises, Inc  (CEI) ...................................                  69,377                    5,808
Other assets ...................................................................                 296,912                  514,143
                                                                                            ------------             ------------
     Total assets ..............................................................            $ 24,982,204             $ 24,720,824
                                                                                            ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses ..........................................            $    630,330             $    714,191
Deferred income taxes ..........................................................               4,484,653                4,592,655
Other liabilities ..............................................................                 876,710                  372,085
Debt ...........................................................................               7,958,393                8,543,762
                                                                                            ------------             ------------
     Total liabilities .........................................................              13,950,086               14,222,693
                                                                                            ------------             ------------

Commitments and contingencies (Note 9)

Minority interest in equity of consolidated subsidiaries .......................                 130,572                  126,447
Cox-obligated capital and preferred securities of subsidiary trusts ............               1,155,657                1,155,411

Shareholders' equity
  Series A convertible preferred stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares authorized; shares
     issued and outstanding: 4,836,372 .........................................                   4,836                    4,836
  Class A common stock, $1 par value; 671,000,000 shares
     authorized; shares issued: 578,321,405 and 577,725,528; shares
     outstanding: 572,823,005 and 572,227,128 ..................................                 578,321                  577,726
  Class C common stock, $1 par value; 62,000,000 shares
     authorized; shares issued and outstanding: 27,597,792 .....................                  27,598                   27,598
  Additional paid-in capital ...................................................               3,886,328                3,872,726
  Retained earnings ............................................................               4,874,735                4,157,460
  Accumulated other comprehensive income .......................................                 585,960                  787,816
  Class A common stock in treasury, at cost: 5,498,400 shares ..................                (211,889)                (211,889)
                                                                                            ------------             ------------
     Total shareholders' equity ................................................               9,745,889                9,216,273
                                                                                            ------------             ------------

     Total liabilities and shareholders' equity ................................            $ 24,982,204             $ 24,720,824
                                                                                            ============             ============

                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       THREE MONTHS                          SIX MONTHS
                                                                       ENDED JUNE 30                        ENDED JUNE 30
                                                              -------------------------------       -------------------------------
                                                                  2001               2000               2001               2000
                                                              ------------       ------------       ------------       ------------
                                                                                           (UNAUDITED)
                                                                          (THOUSANDS OF DOLLARS, EXCLUDING SHARE DATA)

REVENUES ...............................................      $  1,001,800       $    878,972       $  1,949,742       $  1,658,823
COSTS AND EXPENSES
   Programming costs ...................................           241,646            217,624            479,417            413,216
   Selling, general and administrative .................           378,040            324,325            730,079            608,835
   Depreciation ........................................           270,030            211,415            529,641            390,230
   Amortization ........................................            85,732             92,465            178,346            171,418
                                                              ------------       ------------       ------------       ------------
OPERATING INCOME .......................................            26,352             33,143             32,259             75,124
Interest expense .......................................          (143,158)          (131,453)          (297,011)          (264,705)
Income (expense) related to indexed debentures .........                --            119,611                 --           (249,887)
Loss on derivative instruments, net ....................          (250,566)                --           (257,578)                --
Equity in net income (losses) of affiliated companies ..            (5,898)               605            (11,717)            (5,888)
Gain on investments, net ...............................           450,834            173,725            609,729          1,943,564
Dividend income ........................................               415                415                830             11,903
Other, net .............................................            (1,945)              (643)            (2,758)              (450)
                                                              ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES, MINORITY
     INTEREST AND CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE ...........................            76,034            195,403             73,754          1,509,661
Income tax expense .....................................            30,669             87,703             42,476            313,107
                                                              ------------       ------------       ------------       ------------

INCOME BEFORE MINORITY INTEREST AND
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE .........................................            45,365            107,700             31,278          1,196,554
Minority interest, net of tax ..........................           (14,694)           (16,471)           (31,093)           (37,809)
                                                              ------------       ------------       ------------       ------------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE ......................            30,671             91,229                185          1,158,745
Cumulative effect of change in accounting
  principle, net of tax ................................                --                 --            717,090                 --
                                                              ------------       ------------       ------------       ------------
NET INCOME .............................................      $     30,671       $     91,229       $    717,275       $  1,158,745
                                                              ============       ============       ============       ============


SHARE DATA
Basic net income per share
   Income before cumulative effect of change
      in accounting principle ..........................      $       0.05       $       0.15       $         --       $       1.92
   Cumulative effect of change in accounting principle .                --                 --               1.20                 --
                                                              ------------       ------------       ------------       ------------
Basic net income per share .............................      $       0.05       $       0.15       $       1.20       $       1.92
                                                              ============       ============       ============       ============

Basic weighted-average shares outstanding ..............       600,348,190        603,318,667        600,220,681        603,767,496

Diluted net income per share
   Income before cumulative effect of change
      in accounting principle ..........................      $       0.05       $       0.15       $         --       $       1.89
   Cumulative effect of change in accounting principle .                --                 --               1.18                 --
                                                              ------------       ------------       ------------       ------------
Diluted net income per share ...........................      $       0.05       $       0.15       $       1.18       $       1.89
                                                              ============       ============       ============       ============

Diluted weighted-average shares outstanding ............       608,885,275        611,453,833        609,128,184        612,934,723


                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                   CLASS A
                                                                                    ACCUMULATED     COMMON
                              SERIES A    COMMON STOCK      ADDITIONAL                OTHER        STOCK IN
                             PREFERRED ------------------    PAID-IN     RETAINED  COMPREHENSIVE   TREASURY,          COMPREHENSIVE
                              STOCK    CLASS A    CLASS C    CAPITAL     EARNINGS   INCOME (LOSS)   AT COST     TOTAL      INCOME
                              ------   --------   -------   ----------   ---------- -------------  --------   ----------  ---------
                                                                       (UNAUDITED)
                                                                  (THOUSANDS OF DOLLARS)

DECEMBER 31, 2000 .........   $4,836   $577,726  $27,598  $3,872,726   $4,157,460    $ 787,816  $(211,889)    $9,216,273
Net income ................                                               717,275                                717,275  $ 717,275
                                                                                                                          ---------
Issuance of stock related
  to stock compensation
  plans (including tax
  benefit on stock options
  exercised)...............                 595                 13,602                                            14,197
Change in net accumulated
  unrealized gain on
  securities...............                                                                                                  (7,896)
Cumulative effect of change
  in accounting principle..                                                                                                (193,960)
                                                                                                                          ---------
Other comprehensive loss...                                                           (201,856)                 (201,856)  (201,856)
                                                                                                                          ---------
Comprehensive income.......                                                                                               $ 515,419
                              ------   --------  -------  ----------   ----------    --------   ---------     ----------  =========
JUNE 30, 2001..............   $4,836   $578,321  $27,598  $3,886,328   $4,874,735    $585,960   $(211,889)    $9,745,889
                              ======   ========  =======  ==========   ==========    ========   ==========    ==========


                See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           SIX MONTHS
                                                                                          ENDED JUNE 30
                                                                                ---------------------------------
                                                                                   2001                  2000
                                                                                -----------           -----------
                                                                                         (UNAUDITED)
                                                                                    (THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................          $   717,275           $ 1,158,745
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities, net of effects of acquisitions:
  Depreciation and amortization ......................................              707,987               561,648
  Expense related to indexed debentures ..............................                   --               249,887
  Loss on derivative instruments, net ................................              257,578                    --
  Equity in net losses of affiliated companies .......................               11,717                 5,888
  Gain on investments, net ...........................................             (609,729)           (1,943,564)
  Deferred income taxes ..............................................             (430,778)             (114,279)
  Minority interest, net of dividends paid ...........................               31,093                34,509
  Cumulative effect of change in accounting principle, net of tax ....             (717,090)                   --
(Increase) decrease in accounts and notes receivable .................               25,606               (46,447)
Increase in prepaid expenses .........................................              (15,008)              (50,162)
Increase (decrease) in accounts payable and accrued expenses .........              (43,622)              112,411
Increase (decrease) in taxes payable .................................              763,496               (38,289)
Other, net ...........................................................               14,214               (15,471)
                                                                                -----------           -----------
       Net cash provided by (used in) operating activities ...........              712,739               (85,124)
                                                                                -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .................................................           (1,060,058)             (914,384)
Investments in affiliated companies ..................................              (16,896)              (28,378)
Proceeds from the sale and exchange of investments ...................              604,580             2,343,345
Payments for purchases of cable systems ..............................                   --            (2,730,148)
Decrease (increase) in amounts due from CEI, net .....................              (63,569)              114,821
Other, net ...........................................................               (5,245)               (3,834)
                                                                                -----------           -----------
       Net cash used in investing activities .........................             (541,188)           (1,218,578)
                                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Commercial paper borrowings (repayments), net ........................           (1,529,807)            1,355,180
Proceeds from issuance of debt, net of issuance costs ................            1,428,852             1,546,165
Repayment of debt ....................................................              (28,268)           (1,484,620)
Proceeds from exercise of stock options ..............................                8,376                16,130
Increase in amounts due to CEI, net ..................................                   --                 5,501
Increase (decrease) in book overdrafts ...............................              (13,487)               60,985
Repurchase of Class A common stock ...................................                   --              (110,128)
Distributions paid on capital and preferred securities of
     subsidiary trusts ...............................................              (40,430)              (41,165)
Other, net ...........................................................                   --                 3,805
                                                                                -----------           -----------
       Net cash provided by (used in) financing activities ...........             (174,764)            1,351,853
                                                                                -----------           -----------

Net increase (decrease) in cash ......................................               (3,213)               48,151
Cash at beginning of period ..........................................               78,442                33,313
                                                                                -----------           -----------
Cash at end of period ................................................          $    75,229           $    81,464
                                                                                ===========           ===========


                         See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2001

1.   BASIS OF PRESENTATION AND OTHER INFORMATION

     The accompanying unaudited consolidated financial statements of Cox Communications, Inc. (Cox), a 67.8% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox's Annual Report on Form 10-K for the year ended December 31, 2000.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Cox does not believe the adoption of SFAS No. 141 will have a significant impact on its consolidated financial statements.

     Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001. Cox is required to adopt SFAS No. 142 on January 1, 2002 and has not determined the impact that this statement will have on its consolidated financial statements.

     Reclassifications

     Certain amounts in the June 30, 2000 consolidated financial statements have been reclassified for comparative purposes.

3.   INVESTMENTS


                                                      JUNE 30    DECEMBER 31
                                                       2001         2000
                                                    ----------   ----------
                                                     (THOUSANDS OF DOLLARS)

Equity method investments .......................   $   72,830   $   86,394
Investments stated at fair value:
     Available-for-sale .........................    3,226,834    3,784,799
     Trading securities .........................      470,925           --
     Derivative instruments .....................      104,017           --
Investments stated at cost ......................       36,290       25,219
                                                    ----------   ----------
Total Investments ...............................   $3,910,896   $3,896,412
                                                    ==========   ==========

INVESTMENTS STATED AT FAIR VALUE

     The aggregate cost of Cox's investments stated at fair value at June 30, 2001 and December 31, 2000 was $2,470.2 million and $2,499.0 million, respectively. Gross unrealized gains and losses on investments were $1,292.4 million and $23.1 million, respectively, at June 30, 2001 and $1,322.2 million and $36.4 million, respectively, at December 31, 2000. Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in
Note 5. "Derivative Instruments and Hedging Activities."

     Sprint PCS. At June 30, 2001, Cox's investment in Sprint PCS was comprised of 101.7 million shares of Sprint PCS common stock - Series 2, as adjusted for Sprint PCS's two-for-one stock split in February 2000, and warrants and convertible preferred stock which are exercisable for or convertible into approximately 10.3 million shares of Sprint PCS common stock - Series 2. The estimated fair value of Cox's investment in Sprint PCS was $2,668.5 million and $2,330.3 million at June 30, 2001 and December 31, 2000, respectively.

     In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock, as further described in Note 4. "Debt." In contemplation of this transaction, Cox recognized a $239.3 million pre-tax gain associated with a one-time reclassification of the 19.5 million shares of Cox's investment in Sprint PCS common stock from available-for-sale securities to trading securities upon adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as further described in Note 5. "Derivative Instruments and Hedging Activities." Cox recognized an aggregate pre-tax gain of $100.4 million and $72.3 million on these trading securities as a result of the change in their fair value during the three and six months ended June 30, 2001, respectively.

     In March and April 2001, Cox entered into a series of costless equity collar arrangements to manage its exposure to market price fluctuations in approximately 15.8 million shares of its Sprint PCS common stock with an aggregate fair value of $350.1 million. For a further discussion regarding Cox's accounting for the costless equity collars see Note 5. "Derivative Instruments and Hedging Activities." Also in April 2001, Cox sold 3.0 million shares of its Sprint PCS common stock for net proceeds of approximately $75.2 million and recognized a pre-tax gain of $50.7 million.

         Excite@Home. At June 30, 2001, Cox's investment in Excite@Home was comprised of 29.1 million shares of common stock and vested warrants to purchase an additional 1.2 million shares of common stock. At December 31, 2000, Cox's investment in Excite@Home was also comprised of a right to sell the 29.1 million shares to AT&T Corp. (AT&T), as described below. The estimated fair value of Cox's investment in Excite@Home, including the value ascribed to the right to sell agreement, was approximately $64.4 million and $1.4 billion at June 30, 2001 and December 31, 2000, respectively.

     In August 2000, Cox consummated an agreement with Excite@Home pursuant to which the ownership, voting control and management of Excite@Home were restructured. As a result, Cox's veto rights and representation on the Excite@Home board were terminated. In addition, Cox agreed to extend its distribution of certain Excite@Home services through June 2006. Cox will receive warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems pass. Cox also received the right, under certain circumstances, to sell its shares in Excite@Home to AT&T, with a maximum amount payable to Cox of approximately $1.4 billion in cash or shares of AT&T common stock, as elected by Cox. In January 2001, Cox exercised its right to sell its shares in Excite@Home to AT&T in exchange for shares of AT&T common stock. However, Cox and AT&T agreed to restructure the transaction to provide a more favorable tax structure for AT&T, and in May 2001, AT&T issued 75.0 million shares of AT&T common stock to Cox, Cox retained its Excite@Home common stock and Cox's right to sell its Excite@Home shares to AT&T was terminated. AT&T also granted Cox certain registration rights with respect to the AT&T shares it received in the transaction. Cox recognized a $307.4 million pre-tax gain in the second quarter of 2001 associated with the exercise of the right to sell agreement. For a further discussion regarding Cox's accounting for the right to sell agreement see Note 5. "Derivative Instruments and Hedging Activities."

     Also in May 2001, Cox completed the private placement of 25.0 million shares of the AT&T common stock for net proceeds of $525.5 million, which approximated the fair value of these shares. In addition, Cox tendered 15.0 million shares of AT&T common stock for approximately 17.6 million shares of AT&T Wireless common stock in a registered exchange offer and recognized a nominal pre-tax loss. In June 2001, Cox sold 2.9 million shares of AT&T Wireless common stock in open-market transactions for aggregate net proceeds of $47.8 million, which approximated the fair value of these shares. In July 2001, Cox sold an additional 2.1 million shares of AT&T Wireless common stock for aggregate net proceeds of $35.3 million, which approximated the fair value of these shares.

     Cox has accounted for its interests in AT&T and AT&T Wireless common stock at fair value as available-for-sale securities. The estimated fair value of Cox's interests in AT&T and AT&T Wireless were approximately $770.0 million and $240.7 million, respectively, at June 30, 2001.

     In June 2001, Cox entered into a costless equity collar arrangement to manage its exposure to market price fluctuations in 10.0 million shares of its AT&T Wireless common stock. In June and July 2001, Cox entered into two costless equity collar arrangements to manage its exposure to market price fluctuations in 22.5 million shares of its AT&T common stock. For a further discussion regarding Cox's accounting for the equity collars see Note 5. "Derivative Instruments and Hedging Activities."

OTHER

     In March 2001, Cox exercised its right to put its equity interests in Outdoor Life Network L.L.C., Speedvision Network, L.L.C. and Cable Network Services, L.L.C. to Fox Sports, L.L.C. and Fox Sports CNS, L.L.C. pursuant to an agreement entered into in 1998. In July 2001, Cox completed the sale of its interests in Outdoor Life, Speedvision and Cable Network Services to Fox Sports for an aggregate cash purchase price of $439.7 million and expects to recognize a gain in the third quarter of 2001.

     During the three and six months ended June 30, 2001, Cox recorded aggregate pre-tax losses of $13.8 and $49.3 million, respectively, on certain of its investments as a result of a decline in fair value that was considered other than temporary. These losses are included in net gain on investments in the Consolidated Statement of Operations. Cox assesses the recoverability of all of its investments on an ongoing basis.

     Cox has several other fair value, equity and cost method investments which are not, individually or in the aggregate, significant in relation to the Consolidated Balance Sheets at June 30, 2001 and December 31, 2000.

4.   DEBT


                                                                    JUNE 30      DECEMBER 31
                                                                      2001          2000
                                                                    ----------   ----------
                                                                     (THOUSANDS OF DOLLARS)

Revolving credit facilities .....................................   $       --   $       --
Commercial paper ................................................           --    1,524,772
Medium-term notes ...............................................      424,129      424,065
Notes and debentures ............................................    5,576,542    4,110,409
Exchangeable subordinated debentures ............................    1,810,812    2,351,830
Capitalized lease obligations ...................................      128,704      105,516
Other ...........................................................       18,206       27,170
                                                                    ----------   ----------

Total debt ......................................................   $7,958,393   $8,543,762
                                                                    ==========   ==========

Revolving Credit Facilities

    In June 2001, Cox amended and restated its 364-day facility and amended its five-year facility. The 364-day facility was amended and restated to, among other things, extend the facility for another 364 days, which new term expires on June 28, 2002. As of June 30, 2001, Cox had no borrowings outstanding under either credit agreement.

Notes and Debentures

     In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock - Series 2 with an aggregate fair value as of the respective trade dates of $502.0 million for proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. These contracts mature at various dates between 2004 and 2006 and, at Cox's election, can be settled in cash or shares of Sprint PCS common stock. Cox has accounted for these contracts as zero-coupon debt instruments and is accreting the $112.6 million original issue discount through the respective contract maturity dates using the effective interest method. Embedded in each of the contracts is an equity collar agreement, which will allow Cox to manage its exposure to fluctuations in the fair value of the Sprint PCS common stock through the contract maturity dates. The equity collar agreements embedded in the contracts are being accounted for as derivative instruments in accordance with the requirements of SFAS No. 133 and the change in fair value of these derivatives between measurement dates is recognized through earnings. See Note 5. "Derivative Instruments and Hedging Activities."

     In February 2001, Cox privately placed $685.0 million aggregate principal amount at maturity of its convertible senior notes due 2021 for proceeds of $466.6 million, net of an original issue discount of $208.9 million and commissions. In March 2001, Cox privately placed an additional $85.8 million aggregate principal amount at maturity of the convertible notes upon the partial exercise of the initial purchasers' over-allotment option. Cox received additional proceeds of $58.5 million, net of commissions, original issue discount and cash interest accrued since February 2001. The convertible notes are convertible at the option of the holders at any time prior to maturity, and upon conversion, Cox may deliver, at its option, 11.8135 shares of Cox Class A common stock per $1,000 principal amount at maturity or the cash equivalent thereof. The convertible notes pay interest in cash on a semi-annual basis in arrears at a rate of 0.348% per annum on the principal amount at maturity. Accretion of the original issue discount plus the semi-annual cash interest payments represents a yield to maturity of 2.25%. In April 2001, Cox filed a registration statement on Form S-3 to register the resale of its convertible senior notes due 2021 and the shares of Class A common stock issuable upon conversion thereof. Also in April 2001, Cox filed a separate registration statement on Form S-3 to register shares of its Class A common stock deliverable by Cox Enterprises upon exchange of 2% exchangeable senior notes due 2021 issued by Cox Enterprises. Both registration statements were declared effective by the Securities and Exchange Commission in July 2001.


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

     In July 2001, Cox and Cox Trust I, a wholly-owned Cox financing trust, filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which Cox may issue various debt and equity instruments for a maximum aggregate amount up to $2.0 billion. This registration statement includes $1.5 billion of previously registered but unsold securities.

Exchangeable Subordinated Debentures

     Exchangeable subordinated debentures at June 30, 2001 are comprised of $1.3 billion aggregate original principal amount of exchangeable subordinated debentures, referred to as PRIZES, which were issued in November 1999 and are due November 2029; $275.0 million aggregate original principal amount of exchangeable subordinated debentures, referred to as Premium PHONES, which were issued in March 2000 and are due March 2030; and $1.8 billion aggregate principal amount at maturity of exchangeable subordinated discount debentures, referred to as Discount Debentures, which were issued in April 2000 and are due April 2020. The Discount Debentures were issued at an aggregate original issue discount of $1.1 billion. The exchangeable subordinated debentures are exchangeable by the holders for shares of Sprint PCS common stock or cash based on the value of such shares. For a further discussion regarding Cox's accounting for its exchangeable subordinated debentures, see Note 5. "Derivative Instruments and Hedging Activities."

Interest Rate Swaps

     In May 2001, Cox entered into two interest rate swap agreements expiring on August 15, 2006 with an aggregate notional principal amount of $400.0 million to convert the 7.75% fixed rate on certain senior debt securities due August 15, 2006 with an aggregate principal amount of $400.0 million to a variable rate. The variable rates with respect to these interest rate swaps are adjusted quarterly based on London Interbank Offered Rates (LIBOR). The notional amounts with respect to both interest rate swaps do not quantify risk, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties. However, Cox does not anticipate nonperformance by the counterparties, and no material loss would be expected in the event of the counterparties' nonperformance. For a further discussion regarding Cox's accounting for interest rate swaps, see Note 5. "Derivative Instruments and Hedging Activities."

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

         On January 1, 2001, Cox adopted SFAS No. 133, as amended, which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, Cox recognized a one-time after-tax transition adjustment that increased earnings by approximately $717.1 million and reduced accumulated other comprehensive income by approximately $194.0 million. These amounts have been presented as a cumulative effect of change in accounting principle, net of tax, in the accompanying Consolidated Statement of Operations and Consolidated Statement of Shareholders' Equity, respectively, for the six months ended June 30, 2001.

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

         The following is a summary of Cox's derivative instruments as of June 30, 2001 and the accounting policies it employs for each.

Interest Rate Swap Agreements

         Cox utilizes four interest rate swap agreements to manage its exposure to fluctuations in interest rates associated with certain of its fixed-rate debt obligations whereby these fixed-rate debt obligations are effectively converted into floating-rate debt obligations. Under the provisions of SFAS No. 133, Cox has designated and accounted for the interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Consolidated Balance Sheet. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as they qualify for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No.
133. The aggregate fair value of Cox's interest rate swap agreements approximated a derivative asset of $41.2 million at June 30, 2001.

Right to Sell Agreement

         Cox received the right to sell its shares of Excite@Home common stock to AT&T in conjunction with the restructuring of Excite@Home in August 2000, as further described in Note 3. "Investments." Cox exercised this right in January 2001 for shares of AT&T common stock and consummated this transaction, as restructured, in May 2001. Prior to the adoption of SFAS No. 133, Cox accounted for the right to sell agreement at fair value as an investment, classified as available-for-sale, and recognized changes in the fair value as a component of accumulated other comprehensive income. Upon adoption of SFAS No. 133, the right to sell agreement met the definition of a freestanding derivative instrument and, as a result, on January 1, 2001, Cox reclassified the unrealized gain on its right to sell agreement of approximately $151.3 million, net of tax, from accumulated other comprehensive income into earnings, classified as a component of the cumulative effect of change in accounting principle in the Consolidated Statement of Operations. Prior to the consummation of the transaction with AT&T, Cox accounted for the right to sell agreement as a derivative instrument whereby it was measured at fair value and classified as a component of investments in the Consolidated Balance Sheet. In addition, Cox did not designate the right to sell agreement as a hedge of its investment in shares of Excite@Home common stock. Therefore, changes in the fair value of this derivative were recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. During the three and six months ended June 30, 2001, Cox recognized a net gain on derivative instruments as a result of changes in the fair value of the right to sell agreement of approximately $15.7 million and $46.3 million, respectively.

Equity Collar Arrangements

         In March and April 2001, Cox entered into a series of costless equity collar arrangements, expiring on various dates in October 2004, 2005 and 2006, to manage its exposure to market price fluctuations in approximately 15.8 million shares of its Sprint PCS common stock. In June 2001, Cox entered into a costless equity collar arrangement, expiring in June 2003, to manage its exposure to market price fluctuations of 10.0 million shares of its AT&T Wireless common stock. In June and July 2001, Cox entered into two costless collar arrangements, expiring in June 2003 and July 2004, respectively, to manage its exposure to market price fluctuations of 22.5 million shares of its AT&T common stock. Cox has designated and accounted for the costless equity collars as fair value hedges whereby the fair value of the related costless equity collars is classified as a component of other assets in the Consolidated Balance Sheet. In addition, Cox has elected to use an intrinsic value model to measure effectiveness whereby time value will be excluded from the measure of effectiveness on these fair value hedges. Accordingly, changes in the intrinsic value of these derivatives and changes in the fair value of the shares of common stock designated in the hedging relationship will be recorded as a derivative gain or loss and investment gain or loss, respectively, in the Consolidated Statement of Operations. In addition, the change in the time value of the costless equity collars will also be recognized in earnings and classified as gain or loss on derivative instruments in the Consolidated Statement of Operations.

         The fair value of the costless equity collars approximated a derivative obligation of $43.1 million at June 30, 2001. In addition, during the three and six months ended June 30, 2001, Cox recognized a net loss on derivative instruments as a result of changes in the fair value of the costless equity collars of approximately $56.2 million and $43.1 million, respectively.

Zero-Coupon Debt

         In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock, as further described in Note 4. "Debt." These prepaid forward contracts meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. Each hybrid instrument is comprised of a zero-coupon debt instrument, as the host contract, and an equity collar that meets the definition of an embedded derivative and derives its value based on the trading price of Sprint PCS common stock. The embedded derivative instruments are not clearly and closely related to the underlying zero-coupon debt instruments since the economic characteristics and risks associated with these derivatives are based on equity prices. Therefore, as prescribed by SFAS No. 133, Cox has separated the embedded derivative instruments from the hybrid instruments based on their relative fair values and has classified these embedded derivatives as a component of debt.

         Cox has not designated the embedded derivative instruments as a hedge of its investment in Sprint PCS common stock. Accordingly, changes in the fair value of these embedded derivatives are recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. The aggregate fair value of the embedded derivative instruments approximated a derivative asset of $25.3 million at June 30, 2001. Cox recognized a net loss on derivative instruments of approximately $76.0 million during the three months ended June 30, 2001 and a net gain on derivative instruments of approximately $25.3 million for the six months ended June 30, 2001 as a result of the changes in the fair value of these embedded derivatives. In addition, upon adoption of SFAS No. 133, Cox elected a one-time transfer of
19.5 million shares of its Sprint PCS common stock from available-for-sale to trading securities, as permitted by SFAS No. 133. As a result of this transfer, Cox recognized a pre-tax gain of approximately $239.3 million, representing the accumulated unrealized gain on these shares, previously recorded as a component of accumulated other comprehensive income.

Exchangeable Subordinated Debentures

         Cox has three series of exchangeable subordinated debentures outstanding, the PRIZES, the Premium PHONES and the Discount Debentures. Prior to the adoption of SFAS No. 133, the exchangeable subordinated debentures were accounted for as indexed debt instruments pursuant to Emerging Issues Task Force Issue No. 86-28, Accounting Implications of Indexed Debt Instruments, because the payment obligation by Cox at maturity or upon redemption or exchange by the holders was dependent on the fair value of Sprint PCS common stock. Accordingly, the carrying value of these indexed debt instruments was adjusted to fair value through earnings and classified as expense or income related to indexed debentures in the Consolidated Statement of Operations as the fair value of the Sprint PCS common stock increased or decreased such that Cox would be required to pay an amount of contingent principal in excess of the original principal amount. Cox recognized approximately $119.6 million of income and $249.9 million of expense related to the exchangeable subordinated debentures during the three and six months ended June 30, 2000, respectively.

         Upon adoption of SFAS No. 133, the exchangeable subordinated debentures met the definition of a hybrid instrument. Each hybrid instrument is comprised of a debt instrument, as the host contract, and an embedded derivative, which derives its value based on the trading price of Sprint PCS common stock. The embedded derivative instruments are not clearly and closely related to the underlying debt instruments since the economic characteristics and risks associated with these derivatives are based on equity prices. Therefore, as prescribed by SFAS No. 133, Cox has separated the embedded derivative instruments from the hybrid instruments based on their relative fair values and has classified these embedded derivatives as a component of debt.

         In order to determine the SFAS No. 133 transition adjustment associated with the exchangeable subordinated debentures, Cox first determined the initial carrying amount of the embedded derivative instruments based on their relative fair value as of the date that each series of exchangeable subordinated debentures was issued. Cox then separated the fair value of the embedded derivative instruments from the exchangeable subordinated debentures and the resulting difference in the initial carrying amount of the exchangeable subordinated debentures, after separation of the embedded derivatives, has been accounted for as a discount on the underlying debt instruments, as prescribed by SFAS No. 133. The carrying amount of the debt instruments as of January 1, 2001 was then determined based on their initial fair value and adjusted for any subsequent activity, such as subsequent cash redemptions and amortization of the debt discount arising from the separation of the embedded derivative instruments. The carrying amount of the embedded derivative instruments as of January 1, 2001 was determined based on their relative fair values as of that date. The difference between the carrying amount of the exchangeable subordinated debentures as of January 1, 2001, just prior to the adoption of SFAS No. 133, and the sum of the adjusted carrying amount of the underlying debt instruments and fair value of embedded derivative instruments as of January 1, 2001, resulted in a one-time after-tax increase in earnings of approximately $522.0 million, which was classified as a component of the cumulative effect of change in accounting principle in the Consolidated Statement of Operations.

         Cox has not designated these embedded derivative instruments as a hedge of its investment in Sprint PCS common stock. Accordingly, changes in the fair value of these embedded derivatives are recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. The aggregate fair value of the embedded derivative instruments approximated a derivative obligation of $588.7 million at June 30, 2001, and the net loss on derivative instruments recognized by Cox as a result of changes in the fair value of these embedded derivatives during the three and six months ended June 30, 2001 was approximately $149.3 million and $284.8 million, respectively.

Stock Purchase Warrants

         Cox holds strategic investments in warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by delivery of net cash or net shares such that Cox would pay no cash upon exercise of the respective warrants are referred to as net settleable warrants and meet the definition of a freestanding derivative instrument, as prescribed by SFAS No. 133. Net settleable warrants are measured at fair value and recognized as a component of investments in the Consolidated Balance Sheet. The fair value of these net settleable warrants approximated a derivative asset of $104.0 million at June 30, 2001.

         Cox has not designated its net settleable warrants as hedging instruments. Accordingly, changes in the fair value of these warrants are recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. Cox recognized a net derivative gain of approximately $15.2 million and a net derivative loss of approximately $1.3 million during the three and six months ended June 30, 2001, respectively, as a result of changes in the fair value of its net settleable warrants.

6.       EARNINGS PER SHARE

         The following table reconciles the numerator and the denominator of the basic and diluted per share computations for income from operations for the three and six months ended June 30, 2001 and 2000:

                                                   THREE MONTHS ENDED JUNE 30, 2001
                                            ----------------------------------------------
                                              INCOME              SHARES        PER-SHARE
                                            (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                            -----------       -------------     ---------

Income before cumulative effect of change
  in accounting principle.................. $30,671,000
                                            -----------
BASIC EARNINGS PER SHARE...................  30,671,000        600,348,190        $ 0.05
                                                                                  ======
EFFECT OF DILUTIVE SECURITIES
   Employee stock options..................          --          1,079,073
   Employee stock purchase plan............          --            488,373
   Convertible preferred stock.............          --          6,462,549
   Forward purchase contracts
        forming a part of the FELINE
        PRIDES.............................          --            507,090
                                            -----------        -----------

DILUTED EARNINGS PER SHARE................. $30,671,000        608,885,275        $ 0.05
                                            ===========        ===========        ======

                                                    SIX MONTHS ENDED JUNE 30, 2001
                                         ----------------------------------------------------
                                            INCOME              SHARES            PER-SHARE
                                         (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                         ------------        -------------       ------------

Income before cumulative effect of
  change in accounting principle.......    $185,000
                                           --------
BASIC EARNINGS PER SHARE...............     185,000           600,220,681        $         --
                                                                                 ============
EFFECT OF DILUTIVE SECURITIES
   Employee stock options...............         --             1,198,237
   Employee stock purchase plan.........         --               479,932
   Convertible preferred stock..........         --             6,462,549
   Forward purchase contracts
     forming a part of the FELINE
     PRIDES.............................         --               766,785
                                           --------          ------------

DILUTED EARNINGS PER SHARE..............   $185,000           609,128,184        $         --
                                           ========          ============        ============

                                                      THREE MONTHS ENDED JUNE 30, 2000
                                            ----------------------------------------------------
                                               INCOME              SHARES            PER-SHARE
                                            (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                            ------------        ------------        ------------

Income before cumulative effect of
  change in accounting principle.......    $ 91,229,000
                                           ------------
BASIC EARNINGS PER SHARE...............      91,229,000         603,318,667        $       0.15
                                                                                    ============
EFFECT OF DILUTIVE SECURITIES
   Employee stock options...............              --           2,693,392
   Employee stock purchase plan.........              --             108,672
   Convertible preferred stock..........              --           4,521,731
   Forward purchase contracts
        forming a part of the FELINE
        PRIDES..........................              --             811,371
                                            ------------        ------------

DILUTED EARNINGS PER SHARE..............   $ 91,229,000         611,453,833        $       0.15
                                           ============        ============        ============

                                                     SIX MONTHS ENDED JUNE 30, 2000
                                         ------------------------------------------------------
                                             INCOME               SHARES            PER-SHARE
                                          (NUMERATOR)          (DENOMINATOR)          AMOUNT
                                         --------------        ------------        ------------

Income before cumulative effect of
  change in accounting principle........ $1,158,745,000
                                         --------------
BASIC EARNINGS PER SHARE................  1,158,745,000         603,767,496        $       1.92
                                                                                   ============
EFFECT OF DILUTIVE SECURITIES
   Employee stock options...............             --           2,870,357
   Employee stock purchase plan.........             --             137,027
   Convertible preferred stock..........             --           4,521,731
   Forward purchase contracts
     forming a part of the FELINE
     PRIDES.............................             --           1,482,249
   RHINOS...............................             --             155,863
                                         --------------        ------------

DILUTED EARNINGS PER SHARE.............. $1,158,745,000         612,934,723        $       1.89
                                         ==============        ============        ============

         Diluted earnings per share for the three and six months ended June 30, 2001 exclude the effect of 11.4 million and 10.9 million shares, respectively, of Class A common stock that may be issued upon redemption of the RHINOS and the effect of 8.1 million shares of Class A common stock that may be issued upon conversion of the 2.25% convertible senior notes, because such effects would be antidilutive.

7.       TRANSACTIONS WITH AFFILIATED COMPANIES

         Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day to day cash management services for Cox. Outstanding amounts due to CEI bear interest at fifty basis points above CEI's current commercial paper borrowing rate. This rate was 4.15% at June 30, 2001.

Included in the amounts due from CEI are the following transactions:

                                              (THOUSANDS OF DOLLARS)
                                              ----------------------

Intercompany due from CEI, December 31, 2000....    $   5,808
Cash transferred to CEI.........................      120,797
Net operating expense reimbursements............      (57,228)
                                                    ---------

Intercompany due from CEI, June 30, 2001........    $  69,377
                                                    =========

8.       SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental Disclosure of Non-cash Investing and Financing Activities

                                                    SIX MONTHS ENDED
                                                        JUNE 30
                                             -----------------------------
                                                2001               2000
                                             -----------        ----------
                                                (THOUSANDS OF DOLLARS)

SIGNIFICANT NON-CASH TRANSACTIONS
AT&T cable system exchange................   $        --        $2,658,233
Exercise of Excite@Home right.............     1,282,789                --

ADDITIONAL CASH FLOW INFORMATION
Cash paid for interest....................   $   250,400        $  275,741
Cash paid (refunded) for income taxes.....      (283,126)          465,152

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

         On November 10, 1999, Fred and Roberta Lipschutz, Arthur Simon and John Galley III, on behalf of themselves and all persons similarly situated, filed a putative class action suit against Cox and thirteen other defendants in the United States District Court for the Central District of California. The action alleges that a putative class defined as all persons who since November 10, 1995 have purchased broadband Internet data transmission services from a "cable company defendant" has been injured because alleged agreements among the "cable company defendants" and/or the "cable company defendants" and defendants At Home Corporation, also referred to as Excite@Home, and Road Runner have required the putative class to purchase both Internet data transmission services and interface/content services from Excite@Home or Road Runner. The complaint asserts claims under Section 1 of the Sherman Antitrust Act, the California Cartwright Act, and California unfair competition law and seeks injunctive relief and compensatory and treble damages. An amended complaint adding additional named plaintiffs was filed on December 30, 1999, and Cox filed its answer to the amended complaint on January 19, 2000. On January 29, 2001, the court denied plaintiffs' motion to certify a nationwide class with leave to amend. Plaintiffs' motion for reconsideration of the court's denial of class certification was denied on April 3, 2001. On June 27, 2001, the United States Court of Appeals for the Ninth Circuit denied plaintiffs' petition for permission to appeal the district court order denying class action certification. Cox intends to defend this action vigorously, though the outcome cannot be predicted at this time.

         Cox's subsidiary Cox California Telcom, L.L.C. (Cox Telcom) is a defendant in three putative class action lawsuits and two additional non-class action suits that were filed in state and federal courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox Telcom telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code Section 17-200 and violation of California Public Utilities Code Section 2891 and 2891.1. The suits seek damages and injunctive relief. Cox Telcom, along with PacBell, has commenced reclaiming tainted PacBell White Pages and reprinting and redistributing corrected books. The parties to two of the class action lawsuits have entered into a stipulation of settlement, which was approved on March 30, 2001. The third class action has been settled and was dismissed with prejudice on June 27, 2001. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

         Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo on behalf of themselves and all other shareholders of At Home Corporation as of March 28, 2000 except for defendants seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home's principal cable partners, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox's former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served as Cox's representative on the Excite@Home board of directors. See Note 3. "Investments." The plaintiffs, who continue to seek unspecified compensatory damages, assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. Pursuant to an agreement with the plaintiffs, the defendants have yet to answer the complaint. Cox intends to defend this action vigorously, though the outcome cannot be predicted at this time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2001 and 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

         Total revenues for the three months ended June 30, 2001 were $1,001.8 million, a 14% increase over revenues of $879.0 million for the three months ended June 30, 2000. This increase includes the effects of:

         -        digital customer growth;

         - rate increases implemented in the fourth quarter of 2000 and first quarter of 2001; and

         - growth in residential and commercial high-speed Internet access and telephony customers.

         Programming costs were $241.6 million for the second quarter of 2001, an increase of 11% over the same period in 2000. This increase is due to digital customer growth, channel additions and programming rate increases implemented in October 2000 and January 2001.

         Selling, general and administrative expenses for the three months ended June 30, 2001 increased 17% to $378.0 million due primarily to increased employee headcount and other administrative costs associated with the continued rollout of digital video, high-speed Internet access and telephony services, partially offset by a revised cost component factor used to capitalize indirect costs relating to network construction activity.

         Depreciation and amortization increased to $355.8 million from $303.9 million in the second quarter of 2000 due to Cox continuing to invest significantly in its broadband network in order to deliver additional programming and services. Interest expense increased to $143.2 million primarily due to the issuance of notes and debentures in the fourth quarter of 2000 and first quarter of 2001.

         Income related to indexed debt of $119.6 million for the three months ended June 30, 2000 represents the net change in the contingent settlement amount of Cox's exchangeable subordinated debentures, which are indexed to the market value of Sprint PCS common stock. Effective January 1, 2001, Cox adopted Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which changed Cox's accounting for its exchangeable subordinated debentures, as further described in
Note 5. "Derivative Instruments and Hedging Activities" in Part I, Item 1. "Consolidated Financial Statements." For the three months ended June 30, 2001, Cox recorded a $250.6 million pre-tax loss on derivative instruments due to a decrease of approximately $149.3 million in the fair value of certain derivative instruments embedded in the exchangeable subordinated debentures issued by Cox and a decrease of approximately $101.3 million in the fair value of certain derivative instruments associated with Cox's investments.

         Net gain on investments of $450.8 million is primarily due to a $307.4 million pre-tax gain associated with the exercise of Cox's Excite@Home right, as further described in Note 3. "Investments" in Part I, Item 1. "Consolidated Financial Statements", a $100.4 million pre-tax gain as a result of the change in market value of Cox's investment in Sprint PCS common stock - Series 2 classified as trading and a $50.7 million pre-tax gain related to the sale of
3.0 million shares of Sprint PCS common stock - Series 2. Included in net gain on investments for the comparable period in 2000 are pre-tax gains related to the sale of 3.2 million shares of Sprint PCS common stock - Series 2.

         Minority interest of $14.7 million primarily represents distributions on Cox's obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. Net income for the current quarter was $30.7 million, as compared to net income of $91.2 million for the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

         The results of operations discussed below include the effects of the following as of their transaction dates:

- the January 2000 acquisition of cable systems from Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc.; and

- the March 2000 exchange of AT&T common stock for: cable systems from AT&T serving customers in Oklahoma and Louisiana; Peak Cablevision, LLC; the remaining 20% interest in a partnership in which Cox initially acquired an 80% interest through the TCA Cable TV, Inc. merger in August 1999; and other assets and liabilities, including cash.

         These transactions are collectively referred to as the 2000 transactions.

         Total revenues for the six months ended June 30, 2001 were $1,949.7 million, an 18% increase over revenues of $1,658.8 million for the six months ended June 30, 2000. Of this increase, 5% relates to increased revenues from the 2000 transactions. The remaining 13% increase includes the effects of:

         -        digital customer growth;

         - rate increases implemented in the fourth quarter of 2000 and first quarter of 2001; and

         - growth in residential and commercial high-speed Internet access and telephony customers;

         - partially offset by slower growth in local and national advertising sales reflecting a generally soft economy.

         Programming costs were $479.4 million for the six months ended June 30, 2001, an increase of 16% over the same period in 2000. Of this increase, 5% relates to the 2000 transactions. The remaining 11% increase is due to digital customer growth, channel additions and programming rate increases implemented in October 2000 and January 2001.

         Selling, general and administrative expenses for the six months ended June 30, 2001 increased 20% to $730.1 million. Of this increase, 4% relates to the 2000 transactions. The remaining 16% is due primarily to increased employee headcount and other administrative costs associated with the continued rollout of digital video, high-speed Internet access and telephony services, partially offset by a revised cost component factor used to capitalize indirect costs relating to network construction activity.

         Depreciation and amortization increased to $708.0 million from $561.6 million in the six months ended June 30, 2000 due to Cox continuing to invest significantly in its broadband network in order to deliver additional programming and services. Interest expense increased to $297.0 million primarily due to the issuance of notes and debentures in the fourth quarter of 2000 and first quarter of 2001.

         Expense related to indexed debt of $249.9 million for the six months ended June 30, 2000 represents the net change in the contingent settlement amount of Cox's exchangeable subordinated debentures which are indexed to the market value of Sprint PCS common stock. Effective January 1, 2001, Cox adopted SFAS No. 133 which changed Cox's accounting for its exchangeable subordinated debentures, as further described in Note 5. "Derivative Instruments and Hedging Activities" in Part I, Item 1. "Consolidated Financial Statements." For the six months ended June 30, 2001, Cox recorded a $257.6 million pre-tax loss on derivative instruments due primarily to a decrease of approximately $284.8 million in the fair value of certain derivative instruments embedded in the exchangeable subordinated debentures issued by Cox, offset by an increase of approximately $27.2 million in the fair value of certain derivative instruments associated with Cox's investments.

         Net gain on investments of $609.7 million is primarily due to the following:

         - $239.3 million pre-tax gain associated with a one-time reclassification of 19.5 million shares of Cox's investment in Sprint PCS common stock - Series 2 from available-for-sale securities to trading securities upon adoption of SFAS No. 133;

         - $72.3 million pre-tax gain on these shares as a result of the change in market value of Sprint PCS common stock for the six months ended June 30, 2001;

         - $307.4 million pre-tax gain associated with the exercise of Cox's Excite@Home right, as further described in Note 3. "Investments" in Part I, Item 1. "Consolidated Financial Statements"; and

         - $50.7 pre-tax gain related to the sale of 3.0 million shares of Sprint PCS common stock - Series 2;

         - partially offset by a $49.3 million decline in the fair value of certain other investments considered to be other than temporary.

         Included in net gain on investments for the comparable period in 2000 are pre-tax gains related to the sale of 19.3 million shares of Sprint PCS common stock - Series 2 and the sale of Cox's entire equity interest in Flextech plc.

         Minority interest of $31.1 million primarily represents distributions on the FELINE PRIDES and RHINOS. On January 1, 2001, Cox adopted SFAS No. 133, as amended, resulting in an after-tax cumulative effect of change in accounting principle which increased earnings by $717.1 million and reduced accumulated other comprehensive income by $194.0 million. Net income for the six months ended June 30, 2001 was $717.3 million, as compared to net income of $1,158.7 million for the comparable period in 2000.

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

         During the six months ended June 30, 2001, Cox had capital expenditures of $1,060.1 million. These expenditures were primarily directed at upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband services, including digital video, high-speed Internet access, telephony and video-on-demand. Capital expenditures for 2001 are expected to total approximately $2.0 billion.

         Net commercial paper repayments during the first half of 2001 were $1.5 billion. During the six months ended June 30, 2001, Cox also repaid $28.3 million of other debt.

         Distributions paid on capital and preferred securities of subsidiary trusts of $40.4 million consists of quarterly payments on the FELINE PRIDES and RHINOS.

SOURCES OF CASH

         During the six months ended June 30, 2001, Cox generated $712.7 million from operating activities. Proceeds from the sale and exchange of investments of $604.6 million primarily includes approximately $525.5 million received from the sale of 25.0 million shares of AT&T common stock and approximately $75.2 million received from the sale of 3.0 million shares of Sprint PCS common stock - Series 2.

         Proceeds from issuance of debt of $1.4 billion, net of issuance costs, underwriting commissions and discounts, primarily include:

- $389.4 million received from the January 2001 issuance of a series of prepaid forward contracts with maturity dates between 2004 and 2006 to sell up to 19.5 million shares of Cox's Sprint PCS common stock;

- $525.1 million received from the February 2001 issuance of convertible senior notes due 2021; and

- $495.1 million received from the March 2001 issuance of 6.75% senior notes due 2011.

         For a more detailed description of debt financings in the six months ended June 30, 2001, see Note 4. "Debt" in Part I, Item 1. "Consolidated Financial Statements."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which became effective for Cox on January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

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

         In July 2001, FASB issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Cox does not believe the adoption of SFAS No. 141 will have a significant impact on its consolidated financial statements.

         Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangibles assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001. Cox is required to adopt SFAS No. 142 on January 1, 2002 and has not determined the impact that this statement will have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk that Cox will incur losses due to adverse changes in equity prices and interest rates. Cox's primary market risk exposure pertains to changes in interest rates.

         Cox has estimated the fair value of its financial instruments as of June 30, 2001 and December 31, 2000 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

         The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox's investments stated at fair value are estimated and recorded based on quoted market prices, as discussed in Note 3. "Investments" in Part I, Item 1. "Consolidated Financial Statements." The fair value of Cox's equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly-traded and privately-held entities.

         The fair value of interest rate swaps used for hedging purposes was approximately $41.2 million and $35.2 million at June 30, 2001 and December 31, 2000, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

         Cox's outstanding commercial paper, revolving credit facilities, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximate fair value at June 30, 2001 and December 31, 2000. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

         The estimated fair value of Cox's fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at June 30, 2001 and December 31, 2000 are based on quoted market prices or a discounted cash flow analysis using Cox's incremental borrowing for similar types of borrowings arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the fair value resulting from a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at June 30, 2001 and December 31, 2000 is as follows:

                                               JUNE 30, 2001                               DECEMBER 31, 2000
                                 ------------------------------------------   ------------------------------------------
                                                            FAIR VALUE                                    FAIR VALUE
                                 CARRYING       FAIR       (1% DECREASE       CARRYING       FAIR        (1% DECREASE
                                  VALUE        VALUE     IN INTEREST RATES)    VALUE        VALUE     IN INTEREST RATES)
                                 --------     --------   ------------------   --------     --------   ------------------
                                                                  (Millions of Dollars)

Fixed-rate notes and
   debentures..................  $5,565.0     $5,463.5        $5,736.7        $4,460.3     $4,459.6        $4,701.9
FELINE PRIDES..................     649.8        754.0           756.0           647.3        806.0           808.0
Exchangeable subordinated
   debentures..................   1,810.8      1,776.4         1,854.1         2,351.8      1,564.0         1,651.0

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Cox held its Annual Meeting of Stockholders on May 17, 2001. Three matters were voted upon at the meeting: (a) the election of a Board of Directors of seven members to serve until the 2002 Annual Meeting or until their successors are duly elected and qualified; (b) approval of Cox's Amended and Restated Long-Term Incentive Plan; and (c) ratification of the appointment of Deloitte & Touche LLP, independent certified public accountants, as Cox's independent auditors for the fiscal year ending December 31, 2001.

         The following directors were elected and received the votes indicated:

     Nominee           Votes in Favor       Votes Withheld
     -------           --------------       --------------

James C. Kennedy         786,725,112          26,934,880

Janet M. Clarke          812,505,861           1,154,131

David E. Easterly        812,323,650           1,336,342

Robert C. O'Leary        786,720,970          26,939,022

James O. Robbins         786,719,070          26,940,992

Rodney W. Schrock        812,502,108           1,157,884

Andrew J. Young          812,506,319           1,153,673

         The Amended and Restated Long-Term Incentive Plan was approved with 745,746,056 votes in favor, 65,925,652 votes in opposition, and 1,988,284 abstentions.

         Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2001, was approved with 812,981,063 votes in favor, 578,402 votes in opposition, and 100,527 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

              2.1     --   Asset Purchase Agreement between Multimedia Cablevision, Inc.
                           and Cox Communications, Inc., dated as of July 22, 1999.
                           (Incorporated by reference to Exhibit 2.1 to Cox's Current
                           Report on Form 8-K dated and filed with the Commission on July
                           27, 1999.)

              2.2     --   Agreement and Plan of Reorganization among Cox Teleport
                           Partners, Inc., AT&T Corp., TCI Holdings, Inc. and United
                           Cable Television Corporation, dated as of July 6, 1999.
                           (Incorporated by reference to Exhibit 2.1 to Cox's Current
                           Report on Form 8-K/A dated July 7, 1999 and filed with the
                           Commission on July 28, 1999.)

              3.1     --   Certificate of Incorporation of Cox Communications, Inc., as
                           amended. (Incorporated by reference to Exhibit 3.1 to Cox's
                           Quarterly Report on Form 10-Q, filed with the Commission on
                           November 14, 2000.)

              3.2     --   Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to

                           Cox's Registration Statement on Form S-4, File No. 33-80152,
                           filed with the Commission on December 16, 1994.)

              10.1    --   Amended and Restated 364-Day Credit Agreement dated as of June
                           29, 2001, among Cox Communications, Inc., the banks party
                           thereto, The Chase Manhattan Bank, as administrative agent,
                           The Bank of New York and Wachovia Bank, N.A., as documentation agents and Bank of America, N.A. and Mizuho Bank as
                           syndication agents. (Incorporated by reference to Exhibit 10.1 to Cox's Registration Statement on Form S-3, File No.
                           333-65102, filed with the Commission on July 13, 2001.)

              10.2    --   First Amendment dated as of June 29, 2001 in respect to the
                           Five-Year Credit Agreement dated as of September 26, 2000, among Cox Communications, Inc., the banks party thereto, The
                           Chase Manhattan Bank, as administrative agent, The Bank of New
                           York and Wachovia Bank, N.A., as co-documentation agents and
                           Bank of America, N.A., as syndication agent. (Incorporated by reference to Exhibit 10.2 to Cox's Registration Statement on
                           Form S-3, File No. 333-65102, filed with the Commission on
                           July 13, 2001.)

              21      --   Subsidiaries of Cox Communications, Inc.

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2001:

         Form 8-K dated May 18, 2001 (filed May 25, 2001) reporting (i) the consummation of a share issuance agreement between Cox and AT&T Corp. pursuant to which AT&T issued 75 million shares of AT&T common stock to Cox @Home, Inc. in connection with the termination of Cox's put right of its Series A common stock in At Home Corporation, (ii) Cox's private placement of 25 million shares of its AT&T common stock, and (iii) Cox's tender of 15 million shares of AT&T common stock into AT&T's offer to exchange shares of AT&T common stock for shares of AT&T Wireless Group, all under Item 5 and filing the associated share issuance agreement and registration rights agreement under Item 7.

         Form 8-K/A dated May 18, 2001 (filed July 12, 2001) reporting (i) Cox's entry into costless collar arrangements hedging 22.5 million shares of its AT&T common stock, (ii) Cox's receipt of approximately 17.6 million shares of AT&T Wireless Group tracking stock as a result of the consummation of AT&T's exchange offer, (iii) Cox's sale of 5.0 million shares of AT&T Wireless Group tracking stock in open market transactions, (iv) Cox's entry into a costless collar arrangement to hedge 10.0 million shares of its AT&T Wireless Group tracking stock,
         (v) the redemption and exchange of all of Cox's AT&T Wireless Group tracking stock shares for shares of AT&T Wireless Group common stock in connection with the split off of AT&T Wireless from AT&T and (vi) the receipt by Cox of approximately 11.3 million additional AT&T Wireless common stock shares as a special dividend paid by AT&T in connection with the split off, all under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COX COMMUNICATIONS, INC.


Date: August 7, 2001                      /s/ Jimmy W. Hayes
                                          --------------------------------------
                                          Jimmy W. Hayes
                                          Executive Vice President,
                                          Finance and Administration
                                          Chief Financial Officer
                                          (principal financial officer)