Form 10-Q
period 2001-09-30
COX COMMUNICATIONS INC /DE/
filed 2001-11-08
CIK 25305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
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

         There were 572,967,647 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of October 31, 2001.

                            COX COMMUNICATIONS, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
                                        PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS .....................................................................       2

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...........................................................................      19

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................................      24


                                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS......................................................................................      25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................................................................      25

SIGNATURES.......................................................................................................      26

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                            COX COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30       DECEMBER 31
                                                                                         2001               2000
                                                                                     ------------       ------------
                                                                                               (UNAUDITED)
                                                                                          (THOUSANDS OF DOLLARS)
ASSETS
Cash ..........................................................................      $     92,592       $     78,442
Accounts and notes receivable, less allowance for doubtful
  accounts of $31,611 and $25,636 .............................................           387,711            358,348
Net plant and equipment .......................................................         6,823,919          5,916,425
Investments ...................................................................         3,998,321          3,896,412
Intangible assets .............................................................        13,614,445         13,951,246
Amounts due from Cox Enterprises, Inc. (CEI) ..................................                --              5,808
Other assets ..................................................................           345,268            514,143
                                                                                     ------------       ------------
     Total assets .............................................................      $ 25,262,256       $ 24,720,824
                                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses .........................................      $    641,128       $    714,191
Deferred income taxes .........................................................         4,550,330          4,592,655
Other liabilities .............................................................           921,933            372,085
Debt ..........................................................................         7,846,591          8,543,762
Amounts due to CEI ............................................................            32,871                 --
                                                                                     ------------       ------------
     Total liabilities ........................................................        13,992,853         14,222,693
                                                                                     ------------       ------------
Commitments and contingencies (Note 9)

Minority interest in equity of consolidated subsidiaries ......................           131,901            126,447
Cox-obligated capital and preferred securities of subsidiary trusts ...........         1,155,927          1,155,411

Shareholders' equity
  Series A convertible preferred stock - liquidation preference of
     $22.1375 per share, $1 par value; 10,000,000 shares authorized; shares
     issued and outstanding: 4,836,372 ........................................             4,836              4,836
  Class A common stock, $1 par value; 671,000,000 shares
     authorized; shares issued: 578,350,765 and 577,725,528; shares
     outstanding: 572,852,365 and 572,227,128 .................................           578,351            577,726
  Class C common stock, $1 par value; 62,000,000 shares
     authorized; shares issued and outstanding: 27,597,792 ....................            27,598             27,598
  Additional paid-in capital ..................................................         3,888,775          3,872,726
  Retained earnings ...........................................................         5,017,698          4,157,460
  Accumulated other comprehensive income ......................................           676,206            787,816
  Class A common stock in treasury, at cost: 5,498,400 shares .................          (211,889)          (211,889)
                                                                                     ------------       ------------
     Total shareholders' equity ...............................................         9,981,575          9,216,273
                                                                                     ------------       ------------
     Total liabilities and shareholders' equity ...............................      $ 25,262,256       $ 24,720,824
                                                                                     ============       ============


                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS                        NINE MONTHS
                                                                       ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                                                -------------------------------     -------------------------------
                                                                    2001              2000              2001              2000
                                                                -------------     -------------     -------------     -------------
                                                                                              (UNAUDITED)
                                                                            (THOUSANDS OF DOLLARS, EXCLUDING SHARE DATA)


REVENUES ...................................................    $   1,031,970     $     902,212     $   2,981,712     $   2,561,035
COSTS AND EXPENSES
   Programming costs .......................................          242,296           216,810           721,713           630,026
   Selling, general and administrative .....................          393,415           331,302         1,123,494           940,137
   Depreciation ............................................          281,724           227,358           811,365           617,588
   Amortization ............................................           86,905            91,977           265,251           263,395
                                                                -------------     -------------     -------------     -------------
OPERATING INCOME ...........................................           27,630            34,765            59,889           109,889
Interest expense ...........................................         (136,347)         (136,167)         (433,358)         (400,872)
Income related to indexed debentures .......................               --           249,886                --                --
Loss on derivative instruments, net ........................          (90,312)               --          (347,890)               --
Equity in net losses of affiliated companies ...............             (528)             (650)          (12,245)           (6,538)
Gain on investments, net ...................................          470,084         1,246,434         1,079,813         3,189,998
Dividend income ............................................              415               415             1,245            12,318
Other, net .................................................           (2,109)           (4,701)           (4,867)           (5,152)
                                                                -------------     -------------     -------------     -------------
INCOME BEFORE INCOME TAXES, MINORITY
     INTEREST AND CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE ...............................          268,833         1,389,982           342,587         2,899,643
Income tax expense .........................................          111,849           534,796           154,325           847,903
                                                                -------------     -------------     -------------     -------------
INCOME BEFORE MINORITY INTEREST AND
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE .............................................          156,984           855,186           188,262         2,051,740
Minority interest, net of tax ..............................          (14,021)          (17,040)          (45,114)          (54,849)
                                                                -------------     -------------     -------------     -------------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE ..........................          142,963           838,146           143,148         1,996,891
Cumulative effect of change in accounting
  principle, net of tax ....................................               --                --           717,090                --
                                                                -------------     -------------     -------------     -------------
NET INCOME .................................................    $     142,963     $     838,146     $     860,238     $   1,996,891
                                                                =============     =============     =============     =============


SHARE DATA
Basic net income per share
   Income before cumulative effect of change
      in accounting principle ..............................    $        0.24     $        1.39     $        0.24     $        3.31
   Cumulative effect of change in accounting principle .....               --                --              1.19                --
                                                                -------------     -------------     -------------     -------------
Basic net income per share .................................    $        0.24     $        1.39     $        1.43     $        3.31
                                                                =============     =============     =============     =============

Basic weighted-average shares outstanding ..................      600,438,748       600,997,165       600,295,473       602,782,252

Diluted net income per share
   Income before cumulative effect of change
      in accounting principle ..............................    $        0.23     $        1.37     $        0.24     $        3.25
   Cumulative effect of change in accounting principle .....               --                --              1.18                --
                                                                -------------     -------------     -------------     -------------
Diluted net income per share ...............................    $        0.23     $        1.37     $        1.41     $        3.25
                                                                =============     =============     =============     =============

Diluted weighted-average shares outstanding ................      608,531,263       610,538,345       609,042,181       615,295,885

                See notes to consolidated financial statements.

                           COX COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                                                                                        ACCUMULATED       CLASS A
                                                                                                           OTHER           COMMON
                                         SERIES A       COMMON STOCK        ADDITIONAL                 COMPREHENSIVE      STOCK IN
                                         PREFERRED   -------------------      PAID-IN     RETAINED         INCOME         TREASURY,
                                           STOCK      CLASS A    CLASS C      CAPITAL     EARNINGS         (LOSS)          AT COST
                                         ---------   ---------   -------    ----------   ----------    -------------    -----------
                                                                                    (UNAUDITED)
                                                                          (THOUSANDS OF DOLLARS)
DECEMBER 31, 2000 .....................  $  4,836    $ 577,726   $27,598    $3,872,726    $4,157,460    $ 787,816        $(211,889)
Net income ............................                                                      860,238
Issuance of stock related to
  stock compensation plans (including
  tax benefit on stock options
  exercised) ..........................                    625                  16,049
Change in net accumulated unrealized
  gain on securities ..................
Cumulative effect of change in
   accounting principle ...............
Other comprehensive loss ..............                                                                  (111,610)
Comprehensive income ..................
                                         --------    ---------   -------    ----------    ----------    ---------        ---------
SEPTEMBER 30, 2001 ....................  $  4,836    $ 578,351   $27,598    $3,888,775    $5,017,698    $ 676,206        $(211,889)
                                         ========    =========   =======    ==========    ==========    =========        =========


                    COMPREHENSIVE
  TOTAL                 INCOME
----------           -------------
$9,216,273
   860,238

                     $ 860,238
    16,674



                        82,350

  (111,610)          $(193,960)
                     ---------
                      (111,610)
----------           ---------
$9,981,575           $ 748,628
==========           =========



               See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              NINE MONTHS
                                                                           ENDED SEPTEMBER 30
                                                                      ----------------------------
                                                                          2001            2000
                                                                      -----------     ------------
                                                                               (UNAUDITED)
                                                                          (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................     $   860,238     $  1,996,891
Adjustments to reconcile net income to net cash provided by
  operating activities, net of effects of acquisitions:
  Depreciation and amortization .................................       1,076,616          880,983
  Loss on derivative instruments, net ...........................         347,890               --
  Equity in net losses of affiliated companies ..................          12,245            6,538
  Gain on investments, net ......................................      (1,079,813)      (3,189,998)
  Deferred income taxes .........................................        (421,736)         379,535
  Minority interest, net of dividends paid ......................          45,114           49,899
  Cumulative effect of change in accounting principle, net of tax        (717,090)              --
(Increase) decrease in accounts and notes receivable ............             587         (103,266)
(Increase) decrease in prepaid expenses .........................         (31,088)           4,581
Increase (decrease) in accounts payable and accrued expenses ....         (53,379)          99,008
Increase (decrease) in taxes payable ............................         855,824         (140,444)
Other, net ......................................................          11,351           45,632
                                                                      -----------     ------------
       Net cash provided by operating activities ................         906,759           29,359
                                                                      -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ............................................      (1,600,531)      (1,506,031)
Investments in affiliated companies .............................         (24,341)         (61,910)
Proceeds from the sale and exchange of investments ..............       1,135,410        2,702,733
Payments for purchases of cable systems .........................          (1,495)      (2,767,445)
Decrease in amounts due from CEI, net ...........................           5,808               --
Other, net ......................................................          14,789           (2,867)
                                                                      -----------     ------------
       Net cash used in investing activities ....................        (470,360)      (1,635,520)
                                                                      -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Commercial paper borrowings (repayments), net ...................      (1,485,807)       1,197,265
Proceeds from issuance of debt, net of issuance costs ...........       1,406,979        1,540,930
Repayment of debt ...............................................        (342,197)      (1,490,946)
Proceeds from exercise of stock options .........................           8,954           18,737
Increase in amounts due to CEI, net .............................          32,871          641,921
Increase (decrease) in book overdrafts ..........................          (8,250)          15,871
Repurchase of Class A common stock ..............................              --         (211,889)
Distributions paid on capital and preferred securities of
     subsidiary trusts ..........................................         (58,769)         (61,428)
Other, net ......................................................          23,970            6,375
                                                                      -----------     ------------
       Net cash provided by (used in) financing activities ......        (422,249)       1,656,836
                                                                      -----------     ------------

Net increase in cash ............................................          14,150           50,675
Cash at beginning of period .....................................          78,442           33,313
                                                                      -----------     ------------
Cash at end of period ...........................................     $    92,592     $     83,988
                                                                      ===========     ============

                 See notes to consolidated financial statements.

                            COX COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2001

1.       BASIS OF PRESENTATION AND OTHER INFORMATION

         The accompanying unaudited consolidated financial statements of Cox Communications, Inc. (Cox), a 65.5% majority-owned subsidiary of Cox Enterprises, Inc. (CEI) as of October 31, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox's Annual Report on Form 10-K for the year ended December 31, 2000.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

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

         Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001. Upon adoption on January 1, 2002, Cox will stop amortizing goodwill and other intangibles with indefinite useful lives. Cox has tentatively concluded that its other intangible assets with indefinite useful lives consist primarily of cable franchises. Based on the current levels of goodwill and other intangibles with indefinite useful lives, Cox expects a reduction of amortization expense and an increase in pre-tax income of approximately $373.0 million for 2002.

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will become effective for fiscal years beginning after June 15, 2002. Cox is currently assessing the impact of SFAS No. 143 on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, will become effective for fiscal years beginning after December 15, 2001. Cox is currently assessing the impact of SFAS No. 144 on its consolidated financial statements.

         Reclassifications

         Certain amounts in the September 30, 2000 consolidated financial statements have been reclassified for comparative purposes.

3.       INVESTMENTS

                                                      SEPTEMBER 30    DECEMBER 31
                                                          2001            2000
                                                      ------------    -----------
                                                        (THOUSANDS OF DOLLARS)
Equity method investments .......................      $    2,322      $   86,394
Investments stated at fair value:
     Available-for-sale .........................       3,339,017       3,784,799
     Trading securities .........................         512,655              --
     Derivative instruments .....................         102,585              --
Investments stated at cost ......................          41,742          25,219
                                                       ----------      ----------

Total Investments ...............................      $3,998,321      $3,896,412
                                                       ==========      ==========

INVESTMENTS STATED AT FAIR VALUE

         The aggregate cost of Cox's investments stated at fair value at September 30, 2001 and December 31, 2000 was $2,425.4 million and $2,499.0 million, respectively. Gross unrealized gains and losses on investments were $1,186.1 million and $79.2 million, respectively, at September 30, 2001 and $1,322.2 million and $36.4 million, respectively, at December 31, 2000. Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in Note 5. "Derivative Instruments and Hedging Activities."

         Sprint PCS. At September 30, 2001, Cox's investment in Sprint PCS was comprised of 100.5 million shares of Sprint PCS common stock - Series 2 and warrants and convertible preferred stock which are exercisable for, or convertible into, approximately 10.3 million shares of Sprint PCS common stock - Series 2. The estimated fair value of Cox's investment in Sprint PCS was $2,867.2 million and $2,330.3 million at September 30, 2001 and December 31, 2000, respectively.

         In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock, as further described in Note 4. "Debt." In contemplation of this transaction, Cox recognized a $239.3 million pre-tax gain associated with a one-time reclassification of the 19.5 million shares of Cox's investment in Sprint PCS common stock from available-for-sale securities to trading securities upon adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as further described in Note 5. "Derivative Instruments and Hedging Activities." Cox recognized an aggregate pre-tax gain of $41.7 million and $114.1 million on these trading securities as a result of the change in their fair value during the three and nine months ended September 30, 2001, respectively.

         In March and April 2001, Cox entered into a series of costless equity collar arrangements to manage its exposure to market price fluctuations in approximately 15.8 million shares of its Sprint PCS common stock with an aggregate fair value of $350.1 million. For a further discussion regarding Cox's accounting for the costless equity collars see Note 5. "Derivative Instruments and Hedging Activities." Also in April 2001, Cox sold 3.0 million shares of its Sprint PCS common stock for net proceeds of approximately $75.2 million and recognized a pre-tax gain of $50.7 million. In September 2001, Cox sold 1.2 million shares of its Sprint PCS common stock for net proceeds of approximately $31.5 million and recognized a pre-tax gain of $21.8 million.

         Excite@Home. At September 30, 2001, Cox's investment in Excite@Home was comprised of 29.1 million shares of common stock and vested warrants to purchase an additional 1.2 million shares of common stock. At December 31, 2000, Cox's investment in Excite@Home was also comprised of a right to sell the 29.1 million shares to AT&T Corp. (AT&T), as described below. The estimated fair value of Cox's investment in Excite@Home, including the value ascribed to the right to sell agreement, was approximately $4.5 million and $1.4 billion at September 30, 2001 and December 31, 2000, respectively.

         In August 2000, Cox consummated an agreement with Excite@Home pursuant to which the ownership, voting control and management of Excite@Home were restructured. As a result, Cox's veto rights and representation on the Excite@Home board were terminated. In addition, Cox agreed to extend its distribution of certain Excite@Home services through June 2006. Cox will receive warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems passed as of March 28, 2000, subject to adjustment under certain circumstances. Cox also received the right, under certain circumstances, to sell its shares in Excite@Home to AT&T, with a maximum amount payable to Cox of approximately $1.4 billion in cash or shares of AT&T common stock, as elected by Cox. In January 2001, Cox exercised its right to sell its shares in Excite@Home to AT&T. However, Cox and AT&T agreed to restructure the transaction to provide a more favorable tax structure for AT&T, and in May 2001, AT&T issued
75.0 million shares of AT&T common stock to Cox, Cox retained its Excite@Home common stock and Cox's right to sell its Excite@Home shares to AT&T was satisfied in full. AT&T also granted Cox certain registration rights with respect to the AT&T shares it received in the transaction. Cox recognized a $307.4 million pre-tax gain in the second quarter of 2001 associated with the exercise and satisfaction of the right to sell agreement. For a further discussion regarding Cox's accounting for the right to sell agreement see Note
5. "Derivative Instruments and Hedging Activities."

         In September 2001, Excite@Home filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequently, Cox and Excite@Home entered into an amendment to Cox's distribution agreement under which Excite@Home agreed to continue to provide high-speed Internet access services to existing and new customers through November 30, 2001. Cox is currently assessing the impact of the amended distribution agreement on its consolidated financial results. In addition, while there can be no assurance that developments in this bankruptcy proceeding will not adversely affect Cox's ability to provide high-speed Internet access service, Cox believes that it will be able to continue to provide such services through and following November 30, 2001.

         Also in May 2001, Cox completed the private placement of 25.0 million shares of the AT&T common stock for net proceeds of $525.5 million, which approximated the fair value of these shares. In addition, Cox tendered 15.0 million shares of AT&T common stock for approximately 17.6 million shares of AT&T Wireless common stock in a registered exchange offer and recognized a nominal pre-tax loss. In June 2001, Cox sold 2.9 million shares of AT&T Wireless common stock in open-market transactions for net proceeds of approximately $47.8 million and recognized a pre-tax loss of approximately $4.4 million. In July 2001, Cox sold an additional 2.1 million shares of AT&T Wireless common stock for net proceeds of approximately $35.3 million and recognized a pre-tax loss of approximately $2.1 million. Also in July 2001, Cox received a stock dividend from AT&T of approximately 11.3 million shares of AT&T Wireless common stock, as a result of AT&T's spin-off of AT&T Wireless.

         Cox has accounted for its interests in AT&T and AT&T Wireless common stock at fair value as available-for-sale securities. The estimated fair value of Cox's interests in AT&T and AT&T Wireless were approximately $675.5 million and $357.1 million, respectively, at September 30, 2001.

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

OTHER

         In March 2001, Cox exercised its right to put its equity interests in Outdoor Life Network L.L.C., Speedvision Network, L.L.C. and Cable Network Services, L.L.C. to Fox Sports, L.L.C. and Fox Sports CNS, L.L.C. pursuant to an agreement entered into in 1998. In July 2001, Cox completed the sale of its interests in Outdoor Life, Speedvision and Cable Network Services to Fox Sports for an aggregate cash purchase price of $439.7 million and recognized a pre-tax gain of $436.1 million.

         During the three and nine months ended September 30, 2001, Cox recorded aggregate pre-tax losses of $1.6 million and $50.9 million, respectively, on certain of its investments as a result of a decline in fair value that was considered other than temporary. These losses are included in net gain on investments in the Consolidated Statements of Operations. Cox will continue to assess the recoverability of all of its investments on an ongoing basis.

         Cox has several other fair value, equity and cost method investments which are not, individually or in the aggregate, significant in relation to the Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.

4.       DEBT

                                                      SEPTEMBER 30      DECEMBER 31
                                                          2001             2000
                                                      ------------      ----------
                                                         (THOUSANDS OF DOLLARS)
Revolving credit facilities .....................      $       --      $       --
Commercial paper ................................          43,493       1,524,772
Medium-term notes ...............................         424,161         424,065
Notes and debentures ............................       5,349,916       4,110,409
Exchangeable subordinated debentures ............       1,884,320       2,351,830
Capitalized lease obligations ...................         129,432         105,516
Other ...........................................          15,269          27,170
                                                       ----------      ----------

Total debt ......................................      $7,846,591      $8,543,762
                                                       ==========      ==========

Revolving Credit Facilities

         In June 2001, Cox amended and restated its 364-day facility and amended its five-year facility. The 364-day facility was amended and restated to, among other things, extend the facility for another 364 days, which new term expires on June 28, 2002. As of September 30, 2001, Cox had no borrowings outstanding under either credit agreement.

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

         In February 2001, Cox privately placed $685.0 million aggregate principal amount at maturity of its convertible senior notes due 2021 for proceeds of $466.6 million, net of an original issue discount of $208.9 million and commissions. In March 2001, Cox privately placed an additional $85.8 million aggregate principal amount at maturity of the convertible notes upon the partial exercise of the initial purchasers' over-allotment option. Cox received additional proceeds of $58.5 million, net of commissions, original issue discount and cash interest accrued since February 2001. The convertible notes are convertible at the option of the holders at any time prior to maturity, and upon conversion, Cox may deliver, at its option, 11.8135 shares of Cox Class A common stock per $1,000 principal amount at maturity or the cash equivalent thereof. The convertible notes pay interest in cash on a semi-annual basis in arrears at a rate of 0.348% per annum on the principal amount at maturity. Accretion of the original issue discount plus the semi-annual cash interest payments represents a yield to maturity of 2.25%. In April 2001, Cox filed a registration statement on Form S-3 to register the resale of its convertible senior notes due 2021 and the shares of Class A common stock issuable upon conversion thereof. Also in April 2001, Cox filed a separate registration statement on Form S-3 to register shares of its Class A common stock deliverable by CEI upon exchange of the 2% exchangeable senior notes due 2021 issued by CEI. Both registration statements were declared effective by the Securities and Exchange Commission in July 2001.

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

         In August 2001, Cox's 7.0% Notes due August 16, 2001 matured, and Cox repaid the $300.0 million aggregate principal amount of such notes.

Exchangeable Subordinated Debentures

         Exchangeable subordinated debentures at September 30, 2001 are comprised of $1.3 billion aggregate original principal amount of exchangeable subordinated debentures, referred to as PRIZES, which were issued in November 1999 and are due November 2029; $275.0 million aggregate original principal amount of exchangeable subordinated debentures, referred to as Premium PHONES, which were issued in March 2000 and are due March 2030; and $1.8 billion aggregate principal amount at maturity of exchangeable subordinated discount debentures, referred to as Discount Debentures, which were issued in April 2000 and are due April 2020. The Discount Debentures were issued at an aggregate original issue discount of $1.1 billion. The exchangeable subordinated debentures are exchangeable by the holders for shares of Sprint PCS common stock or cash based on the value of such shares. For a further discussion regarding Cox's accounting for its exchangeable subordinated debentures, see Note 5. "Derivative Instruments and Hedging Activities."

Interest Rate Swaps

         In May 2001, Cox entered into two interest rate swap agreements expiring on August 15, 2006 with an aggregate notional principal amount of $400.0 million to convert the 7.75% fixed rate on certain senior debt securities due August 15, 2006 with an aggregate principal amount of $400.0 million to a variable rate. In

August 2001, Cox terminated its interest rate swap agreement expiring on August 15, 2004 with a notional principal amount of $375.0 million that converted the 7.5% fixed rate on certain senior debt securities due August 15, 2004 with an aggregate principal amount of $375.0 million to a variable rate and received approximately $24.0 million in cash which represented the fair value of the instrument. Cox contemporaneously entered into a new interest rate swap agreement expiring on August 15, 2004 with a notional principal amount of $375.0 million to convert the 7.5% fixed rate on certain senior debt securities due August 15, 2004 with an aggregate principal amount of $375.0 million to a variable rate.

         The variable rates with respect to Cox's interest rate swaps are adjusted quarterly based on London Interbank Offered Rates (LIBOR). The notional amounts with respect to the interest rate swaps do not quantify risk, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties. However, Cox does not anticipate nonperformance by the counterparties, and no material loss would be expected in the event of the counterparties' nonperformance. For a further discussion regarding Cox's accounting for interest rate swaps, see Note 5. "Derivative Instruments and Hedging Activities."

5.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Cox is exposed to fluctuations in interest rates and equity market prices associated with certain of its assets, liabilities, equity instruments and forecasted transactions. Cox actively monitors these fluctuations and from time to time uses derivative instruments to manage its exposure. In accordance with its risk management strategy, Cox uses derivative instruments only for the purpose of managing risk associated with fluctuations in the fair value of the underlying exposures identified by management. Cox does not trade or use derivative instruments with the objective of earning financial gains on interest rates or equity market price fluctuations alone, nor does it use leveraged instruments or instruments where there are no underlying exposures identified. Cox's use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings.

         On January 1, 2001, Cox adopted SFAS No. 133, as amended, which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, Cox recognized a one-time after-tax transition adjustment that increased earnings by approximately $717.1 million and reduced accumulated other comprehensive income by approximately $194.0 million. These amounts have been presented as a cumulative effect of change in accounting principle, net of tax, in the accompanying Consolidated Statement of Operations and Consolidated Statement of Shareholders' Equity, respectively, for the nine months ended September 30, 2001.

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

         The following is a summary of Cox's derivative instruments as of September 30, 2001 and the accounting policies it employs for each.

Interest Rate Swap Agreements

         Cox utilizes four interest rate swap agreements to manage its exposure to fluctuations in interest rates associated with certain of its fixed-rate debt obligations whereby these fixed-rate debt obligations are effectively converted into floating-rate debt obligations. Under the provisions of SFAS No. 133, Cox has designated and accounted for the interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Consolidated Balance Sheet. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as they qualify for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The aggregate fair value of Cox's interest rate swap agreements approximated a derivative asset of $70.8 million at September 30, 2001.

         As discussed in Note 4. "Debt", in August 2001 Cox terminated one of its four interest rate swap agreements (the Old Swap) and contemporaneously entered into a new interest rate swap agreement (the New Swap). Under SFAS No. 133, Cox de-designated the Old Swap and designated the New Swap as a fair value hedge against certain fixed-rate debt obligations. The New Swap qualifies for the short-cut method of accounting. As a result of terminating the Old Swap, Cox will amortize, as a yield adjustment, the difference between the par value and carrying amount of the fixed-rate debt obligation over the remaining term of the debt. The effect of this amortization is not material to Cox's consolidated financial statements.

Right-to-Sell Agreement

         Cox received the right to sell its shares of Excite@Home common stock to AT&T in conjunction with the restructuring of Excite@Home in August 2000, as further described in Note 3. "Investments." Cox exercised this right in January 2001 for shares of AT&T common stock and completed this transaction, as restructured, in May 2001 in satisfaction of Cox's right-to-sell agreement. Prior to the adoption of SFAS No. 133, Cox accounted for the right-to-sell agreement at fair value as an investment, classified as available-for-sale, and recognized changes in the fair value as a component of accumulated other comprehensive income. Upon adoption of SFAS No. 133, the right-to-sell agreement met the definition of a freestanding derivative instrument and, as a result, on January 1, 2001, Cox reclassified the unrealized gain on its right to sell agreement of approximately $151.3 million, net of tax, from accumulated other comprehensive income into earnings, classified as a component of the cumulative effect of change in accounting principle in the Consolidated Statement of Operations. Prior to the consummation of the transaction with AT&T, Cox accounted for the right-to-sell agreement as a derivative instrument whereby it was measured at fair value and classified as a component of investments in the Consolidated Balance Sheet. In addition, Cox did not designate the right-to-sell agreement as a hedge of its investment in shares of Excite@Home common stock. Therefore, changes in the fair value of this derivative were recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. During the nine months ended September 30, 2001, Cox recognized a net gain on derivative instruments as a result of changes in the fair value of the right-to-sell agreement of approximately $46.3 million.

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

         The fair value of the costless equity collars approximated a derivative obligation of $59.2 million at September 30, 2001. In addition, during the three and nine months ended September 30, 2001, Cox recognized a net loss on derivative instruments as a result of changes in the fair value of the costless equity collars of approximately $16.1 million and $59.2 million, respectively.

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

         Cox has not designated the embedded derivative instruments as a hedge of its investment in Sprint PCS common stock. Accordingly, changes in the fair value of these embedded derivatives are recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. The aggregate fair value of the embedded derivative instruments approximated a derivative asset of $14.3 million at September 30, 2001. Cox recognized a net loss on derivative instruments of approximately $11.0 million during the three months ended September 30, 2001 and a net gain on derivative instruments of approximately $14.3 million for the nine months ended September 30, 2001 as a result of the changes in the fair value of these embedded derivatives. In addition, upon adoption of SFAS No. 133, Cox elected a one-time transfer of 19.5 million shares of its Sprint PCS common stock from available-for-sale to trading securities, as permitted by SFAS No. 133. As a result of this transfer, Cox recognized a pre-tax gain of approximately $239.3 million, representing the accumulated unrealized gain on these shares, previously recorded as a component of accumulated other comprehensive income.

Exchangeable Subordinated Debentures

         Cox has three series of exchangeable subordinated debentures outstanding, the PRIZES, the Premium PHONES and the Discount Debentures. Prior to the adoption of SFAS No. 133, the exchangeable subordinated debentures were accounted for as indexed debt instruments pursuant to Emerging Issues Task Force Issue No. 86-28, Accounting Implications of Indexed Debt Instruments, because the payment obligation by Cox at maturity or upon redemption or exchange by the holders was dependent on the fair value of Sprint PCS common stock. Accordingly, the carrying value of these indexed debt instruments was adjusted to fair value through earnings and classified as expense or income related to indexed debentures in the Consolidated Statement of Operations as the fair value of the Sprint PCS common stock increased or decreased such that Cox would be required to pay an amount of contingent principal in excess of the original principal amount. Cox recognized approximately $249.9 million of income related to the exchangeable subordinated debentures during the three months ended September 30, 2000, and no income or expense on a net basis for the nine months ended September 30, 2000.

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

         Cox has not designated these embedded derivative instruments as a hedge of its investment in Sprint PCS common stock. Accordingly, changes in the fair value of these embedded derivatives are recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. The aggregate fair value of the embedded derivative instruments approximated a derivative obligation of $650.4 million at September 30, 2001, and the net loss on derivative instruments recognized by Cox as a result of changes in the fair value of these embedded derivatives during the three and nine months ended September 30, 2001 was approximately $61.8 million and $346.5 million, respectively.

Stock Purchase Warrants

         Cox holds strategic investments in warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by delivery of net cash or net shares such that Cox would pay no cash upon exercise of the respective warrants are referred to as net settleable warrants and meet the definition of a freestanding derivative instrument, as prescribed by SFAS No. 133. Net settleable warrants are measured at fair value and recognized as a component of investments in the Consolidated Balance Sheet. The fair value of these net settleable warrants approximated a derivative asset of $102.6 million at September 30, 2001.

         Cox has not designated its net settleable warrants as hedging instruments. Accordingly, changes in the fair value of these warrants are recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. Cox recognized a net derivative loss of approximately $1.4 million and $2.7 million during the three and nine months ended September 30, 2001, respectively, as a result of changes in the fair value of its net settleable warrants.

6.       EARNINGS PER SHARE

         The following table reconciles the numerator and the denominator of the basic and diluted per share computations for income from continuing operations for the three and nine months ended September 30, 2001 and 2000:


                                                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                 ----------------------------------------------
                                                    INCOME            SHARES         PER-SHARE
                                                  (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                 -------------     -------------     ----------
Income before cumulative effect of
  change in accounting principle ..........      $142,963,000
                                                 ------------
BASIC EARNINGS PER SHARE ...................      142,963,000       600,438,748      $   0.24
                                                                                     ========
EFFECT OF DILUTIVE SECURITIES
   Employee stock options ..................                --          643,869
   Employee stock purchase plan ............                --          554,985
   Convertible preferred stock .............                --        6,893,661
                                                 -------------      -----------

DILUTED EARNINGS PER SHARE .................      $142,963,000      608,531,263      $   0.23
                                                  ============      ===========      ========

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                 ----------------------------------------------
                                                    INCOME            SHARES         PER-SHARE
                                                  (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                 -------------     -------------     ----------
Income before cumulative effect of
change in accounting principle .............     $143,148,000
                                                 ------------
BASIC EARNINGS PER SHARE ...................      143,148,000       600,295,473      $   0.24
                                                                                     ========
EFFECT OF DILUTIVE SECURITIES
   Employee stock options ..................                --          879,673
   Employee stock purchase plan ............                --          557,355
   Convertible preferred stock .............                --        6,893,661
   Forward purchase contracts
     forming a part of the FELINE
     PRIDES ................................                --          416,019
                                                  ------------      -----------

DILUTED EARNINGS PER SHARE .................      $143,148,000      609,042,181      $   0.24
                                                  ============      ===========      ========


                                                    THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                 ----------------------------------------------
                                                    INCOME            SHARES         PER-SHARE
                                                  (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                 -------------     -------------     ----------

Income before cumulative effect of
 change in accounting principle ............      $838,146,000
                                                  ------------
BASIC EARNINGS PER SHARE ...................       838,146,000      600,997,165      $     1.39
                                                                                     ===========
EFFECT OF DILUTIVE SECURITIES
   Employee stock options ..................                --        1,184,510
   Employee stock purchase plan ............                --           94,323
   Convertible preferred stock .............                --        6,571,344
   Put options under the stock
        repurchase program .................                             76,091
   Forward purchase contracts
        forming a part of the FELINE
        PRIDES .............................                --        1,614,912
                                                  ------------      -----------

DILUTED EARNINGS PER SHARE .................      $838,146,000      610,538,345      $     1.37
                                                  ============      ===========      ==========


                                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                 ----------------------------------------------
                                                    INCOME            SHARES         PER-SHARE
                                                  (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                 -------------     -------------     ----------

Income before cumulative effect of
 change in accounting principle ............     $1,996,891,000
                                                 --------------
BASIC EARNINGS PER SHARE ...................      1,996,891,000      602,782,252      $   3.31
                                                                                      ========
EFFECT OF DILUTIVE SECURITIES
   Employee stock options ..................                  --       1,821,410
   Employee stock purchase plan ............                  --         210,053
   Convertible preferred stock .............                  --       6,571,344
   Put options under the stock
        repurchase program .................                              76,091
   Forward purchase contracts
     forming a part of the FELINE
     PRIDES ................................                  --       3,780,197
   RHINOS ..................................                  --          54,538
                                                  --------------      ----------

DILUTED EARNINGS PER SHARE .................      $1,996,891,000     615,295,885      $   3.25
                                                  ==============     ===========      ========

         Diluted earnings per share for the three and nine months ended September 30, 2001 exclude the effect of 11.3 million and 10.9 million shares, respectively, of Class A common stock that may be issued upon redemption of the RHINOS and the effect of 8.1 million and 6.3 million shares, respectively, of Class A common stock that may be issued upon conversion of the convertible senior notes, because such effects would be antidilutive. Diluted earnings per share for the three months ended September 30, 2001 also excludes the effect of
15.6 million shares of Class A common stock that may be issued upon redemption of the FELINE PRIDES. Diluted earnings per share for the three months ended September 30, 2000 excludes the effect of 11.6 million shares of Class A common stock that may be issued upon redemption of the RHINOS because such effect would be antidilutive.

7.   TRANSACTIONS WITH AFFILIATED COMPANIES

         Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day to day cash management services for Cox. Outstanding amounts due to CEI bear interest at fifty basis points above CEI's current commercial paper borrowing rate. This rate was 4.2% at September 30, 2001.

Included in the amounts due to CEI are the following transactions:


                                                            (THOUSANDS OF DOLLARS)
                                                            ---------------------
Intercompany due from CEI, December 31, 2000 ...............      $   5,808
Cash transferred to CEI ....................................         73,740
Net operating expense reimbursements .......................       (112,419)
                                                                  ---------

Intercompany due to CEI, September 30, 2001 ................      $ (32,871)
                                                                  =========

8.       SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental Disclosure of Non-cash Investing and Financing Activities

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                        ----------------------------
                                                           2001              2000
                                                        -----------       ----------
                                                            (THOUSANDS OF DOLLARS)

SIGNIFICANT NON-CASH TRANSACTIONS
AT&T cable system exchange .......................      $        --       $2,658,233
Receipt of Excite@Home right .....................               --          990,456
Satisfaction of Excite@Home right ................        1,282,789               --

ADDITIONAL CASH FLOW INFORMATION
Cash paid for interest ...........................      $   379,839       $  409,189
Cash paid (refunded) for income taxes ............         (273,161)         608,811

9.   COMMITMENTS AND CONTINGENCIES

         Cox and certain subsidiaries are defendants in two putative subscriber class action suits in state courts in Louisiana and Texas initiated between October 17, 1997 and December 17, 1998. The suits challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under certain claimed causes of action under various bodies of state law. These actions are in various stages of defense and are being defended vigorously. The outcome of these matters cannot be predicted at this time. Five similar suits that had been pending in Nevada, Indiana, Arizona and Florida have been settled and dismissed; one similar suit that had been pending in Nebraska was dismissed with prejudice.

         On November 10, 1999, Fred and Roberta Lipschutz, Arthur Simon and John Galley III, on behalf of themselves and all persons similarly situated, filed a putative class action suit against Cox and thirteen other defendants in the United States District Court for the Central District of California. The action alleged that a putative class defined as all persons who since November 10, 1995 have purchased broadband Internet data transmission services from a "cable company defendant" was injured because alleged agreements among the "cable company defendants" and/or the "cable company defendants" and defendants At Home Corporation, also referred to as Excite@Home, and Road Runner required the putative class to purchase both Internet data transmission services and interface/content services from Excite@Home or Road Runner.

The complaint asserted claims under Section 1 of the Sherman Antitrust Act, the California Cartwright Act, and California unfair competition law and sought injunctive relief and compensatory and treble damages. An amended complaint adding additional named plaintiffs was filed on December 30, 1999, and Cox filed its answer to the amended complaint on January 19, 2000. On January 29, 2001, the court denied plaintiffs' motion to certify a nationwide class with leave to amend. Plaintiffs' motion for reconsideration of the court's denial of class certification was denied on April 3, 2001. On June 27, 2001, the United States Court of Appeals for the Ninth Circuit denied plaintiffs' petition for permission to appeal the district court order denying class action certification. Plaintiffs filed a motion to voluntarily dismiss their claims with prejudice, which the Court granted on November 5, 2001.

         Cox's subsidiary Cox California Telcom, L.L.C. (Cox Telcom) is a defendant in three putative class action lawsuits and two additional non-class action suits that were filed in state and federal courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox Telcom telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code Section 17-200 and violation of California Public Utilities Code Section 2891 and 2891.1. The suits seek damages and injunctive relief. Cox Telcom, along with PacBell, have completed the process of reclaiming tainted PacBell White Pages and reprinting and redistributing corrected books. The parties to two of the class action lawsuits have entered into a stipulation of settlement, which was approved on March 30, 2001. The third class action has been settled and was dismissed with prejudice on June 27, 2001. Cox intends to defend the remaining actions vigorously, though the outcome cannot be predicted at this time.

         Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo on behalf of themselves and all other shareholders of At Home Corporation as of March 28, 2000 except for defendants seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite Home's principal cable partners, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox's former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served as Cox's representative on the Excite Home board of directors. See Note 3. "Investments." The plaintiffs, who continue to seek unspecified compensatory damages, assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. Pursuant to an agreement with the plaintiffs, the defendants have yet to answer the complaint. On February 26, 2001, the Court stayed the action on grounds of forum non conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001 in California Superior Court in San Mateo County. Cox intends to defend these actions vigorously, though the outcome cannot be predicted at this time.

         On November 14, 2000, GTE.NET, L.L.C. d/b/a Verizon Internet Solutions and Verizon Select Services, Inc. filed suit against Cox in the District Court for the Southern District of California. Verizon alleged that Cox has violated various sections of the Communications Act of 1934 by allegedly refusing to provide Verizon with broadband telecommunications service and interconnection, among other things. On November 29, 2000, Verizon amended its Complaint to add CoxCom, Inc., a subsidiary of Cox, as an additional defendant. Verizon seeks various forms of relief, including injunctive relief and damages. Discovery is proceeding. Cox and CoxCom intend to defend this action vigorously, though the outcome cannot be predicted at this time.

         On February 6, 2001, plaintiffs Kimberly D. and William L. Bova, on behalf of themselves individually and a putative class of subscribers, sued Cox in United States District Court for the Western District of Virginia. The putative class includes persons outside of California, Nevada, Arizona and Idaho who on or after November 1, 2000 purchased broadband Internet access services from Cox and paid a franchise fee on those services. The suit asserts that the collection of franchise fees by Cox from its broadband Internet access service subscribers outside of the Ninth Circuit is unlawful under the Telecommunications Act of

1996 and seeks restitution of all such fees collected. On October 19, 2001, the Court took the matter off the trial calendar pending a ruling by the United States Supreme Court in NCTA v. Gulf Power Co., No. 00-832 (U.S. 2001). Cox intends to defend the action vigorously, though the outcome cannot be predicted at this time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2001 and 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

         Total revenues for the three months ended September 30, 2001 were $1,032.0 million, a 14% increase over revenues of $902.2 million for the three months ended September 30, 2000. This increase is primarily due to digital customer growth, rate increases implemented in the fourth quarter of 2000 and first quarter of 2001 and growth in residential and commercial high-speed Internet access and telephony customers.

         Programming costs were $242.3 million for the third quarter of 2001, an increase of 12% over the same period in 2000. This increase is due to digital customer growth, channel additions and programming rate increases implemented in the fourth quarter of 2000 and first quarter of 2001.

         Selling, general and administrative expenses for the three months ended September 30, 2001 increased 19% to $393.4 million due primarily to the following:

         -        increased employee headcount;

         - a national marketing campaign implemented in the third quarter of 2001; and

         - other costs associated with the continued rollout of residential and commercial digital video, high-speed data and telephony services;

         - partially offset by a revised cost component factor used to capitalize indirect costs relating to network construction activity.

         Depreciation and amortization increased to $368.6 million from $319.3 million in the third quarter of 2000 due to Cox continuing to invest significantly in its broadband network in order to deliver additional programming and services. Interest expense increased slightly to $136.3 million primarily due to the issuance of notes and debentures in the fourth quarter of 2000 and first quarter of 2001.

         Income related to indexed debt of $249.9 million for the three months ended September 30, 2000 represents the net change in the contingent settlement amount of Cox's exchangeable subordinated debentures, which are indexed to the market value of Sprint PCS common stock. Effective January 1, 2001, Cox adopted Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which changed Cox's accounting for its exchangeable subordinated debentures, as further described in
Note 5. "Derivative Instruments and Hedging Activities" in Part I, Item 1. "Consolidated Financial Statements." For the three months ended September 30, 2001, Cox recorded a $90.3 million pre-tax loss on derivative instruments due to a decrease of approximately $61.8 million in the fair value of certain derivative instruments embedded in the exchangeable subordinated debentures issued by Cox and a decrease of approximately $28.5 million in the fair value of certain derivative instruments associated with Cox's investments.

         Net gain on investments of $470.1 million is primarily due to a $436.1 million pre-tax gain related to the sale of Cox's interests in Outdoor Life Network L.L.C., Speedvision Network, L.L.C. and Cable Network Services, L.L.C. to Fox Sports, L.L.C. and Fox Sports CNS, L.L.C. and a $41.7 million pre-tax gain as a result of the change in market value of Cox's investment in Sprint PCS common stock - Series 2 classified as trading.

         Included in net gain on investments for the comparable period in 2000 are pre-tax gains related to the sale of 4.6 million shares of Sprint PCS - Series 2 and the transaction whereby Cox received a right to put its Excite@Home shares to AT&T, as further described in Note 3. "Investments" in Part I, Item 1. "Consolidated Financial Statements."

         Minority interest of $14.0 million primarily represents distributions on Cox's obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. Net income for the current quarter was $143.0 million, as compared to net income of $838.1 million for the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

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

         Total revenues for the nine months ended September 30, 2001 were $2,981.7 million, a 16% increase over revenues of $2,561.0 million for the nine months ended September 30, 2000. Of this increase, 3% relates to increased revenues from the 2000 transactions. The remaining 13% increase includes the effects of:

         -        digital customer growth;

         - rate increases implemented in the fourth quarter of 2000 and first quarter of 2001; and

         - growth in residential and commercial high-speed Internet access and telephony customers;

         - partially offset by slower growth in local and national advertising sales reflecting a generally soft economy.

         Programming costs were $721.7 million for the nine months ended September 30, 2001, an increase of 15% over the same period in 2000. Of this increase, 3% relates to the 2000 transactions. The remaining 12% increase is due to digital customer growth, channel additions and programming rate increases implemented in the fourth quarter of 2000 and first quarter of 2001.

         Selling, general and administrative expenses for the nine months ended September 30, 2001 increased 20% to $1,123.5 million. Of this increase, 2% relates to the 2000 transactions. The remaining 18% is due primarily to the following:

         -        increased employee headcount;

         - a national marketing campaign implemented in the third quarter of 2001; and

         - other administrative costs associated with the continued rollout of digital video, high-speed Internet access and telephony services;

         - partially offset by a revised cost component factor used to capitalize indirect costs relating to network construction activity.

         Depreciation and amortization increased to $1,076.6 million from $881.0 million in the nine months ended September 30, 2000 due to Cox continuing to invest significantly in its broadband network in order to deliver additional programming and services. Interest expense increased to $433.4 million primarily due to the issuance of notes and debentures in the fourth quarter of 2000 and first quarter of 2001.

         For the nine months ended September 30, 2001, Cox recorded a $347.9 million pre-tax loss on derivative instruments due primarily to a decrease of approximately $346.5 million in the fair value of certain derivative instruments embedded in the exchangeable subordinated debentures issued by Cox and a decrease of approximately $1.4 million in the fair value of certain derivative instruments associated with Cox's investments.

         Net gain on investments of $1,079.8 million is primarily due to the following:

         - $239.3 million pre-tax gain associated with a one-time reclassification of 19.5 million shares of Cox's investment in Sprint PCS common stock - Series 2 from available-for-sale securities to trading securities upon adoption of SFAS No. 133;

         - $114.1 million pre-tax gain on these shares as a result of the change in market value of Sprint PCS common stock for the nine months ended September 30, 2001;

         - $307.4 million pre-tax gain associated with the satisfaction of Cox's Excite@Home right, as further described in Note 3. "Investments" in Part I, Item 1. "Consolidated Financial Statements";

         - $72.4 million pre-tax gain related to the sale of 4.2 million shares of Sprint PCS common stock - Series 2; and

         - $436.1 million pre-tax gain related to the sale of Cox's interests in Outdoor Life, Speedvision, and Cable Network Services to Fox Sports and Fox Sports CNS;

         - partially offset by a $50.9 million decline in the fair value of certain other investments considered to be other than temporary.

         Included in net gain on investments for the comparable period in 2000 are pre-tax gains related to the sale of 23.9 million shares of Sprint PCS common stock - Series 2, the sale of Cox's entire equity interest in Flextech plc and the transaction whereby Cox received a right to put its Excite@Home shares to AT&T, as further described in Note 3. "Investments" in Part I, Item 1. "Consolidated Financial Statements."

         Minority interest of $45.1 million primarily represents distributions on the FELINE PRIDES and RHINOS. On January 1, 2001, Cox adopted SFAS No. 133, as amended, resulting in an after-tax cumulative effect of change in accounting principle which increased earnings by $717.1 million and reduced accumulated other comprehensive income by $194.0 million. Net income for the nine months ended September 30, 2001 was $860.2 million, as compared to net income of $1,996.9 million for the comparable period in 2000.

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

         During the nine months ended September 30, 2001, Cox had capital expenditures of $1.6 billion. These expenditures were primarily directed at upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband services, including digital video, high-speed Internet access, telephony and video-on-demand. Capital expenditures for 2001 are expected to total approximately $2.1 billion.

         Net commercial paper repayments during the first nine months of 2001 were $1.5 billion. During the nine months ended September 30, 2001, Cox also repaid $342.2 million of debt.

         Distributions paid on capital and preferred securities of subsidiary trusts of $58.8 million consist of quarterly interest payments on the FELINE PRIDES and RHINOS.

SOURCES OF CASH

         During the nine months ended September 30, 2001, Cox generated $906.8 million from operating activities. Proceeds from the sale and exchange of investments of $1,135.4 million primarily includes approximately $525.5 million received from the sale of 25.0 million shares of AT&T common stock, approximately $106.7 million received from the sale of 4.2 million shares of Sprint PCS common stock - Series 2 and approximately $439.7 million received from the sale of Cox's interests in Outdoor Life, Speedvision, and Cable Network Services to Fox Sports and Fox Sports CNS.

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

         For a more detailed description of debt financings in the nine months ended September 30, 2001, see Note 4. "Debt" in Part I, Item 1. "Consolidated Financial Statements."

RECENT DEVELOPMENTS

         In September 2001, Excite@Home filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequently, Cox and Excite@Home entered into an amendment to Cox's distribution agreement under which Excite@Home agreed to continue to provide high-speed Internet access services to existing and new customers through November 30, 2001. Cox is currently assessing the impact of the amended distribution agreement on its consolidated financial results. In addition, while there can be no assurance that development in this bankruptcy proceeding will not adversely affect Cox's ability to provide high-speed Internet access service, Cox believes that it will be able to continue to provide such services through and following November 30, 2001.

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

         In July 2001, the FASB issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

         Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001. Upon adoption on January 1, 2002, Cox will stop amortizing goodwill and other intangibles with indefinite useful lives. Other intangible assets with indefinite useful lives consist primarily of cable franchises. Based on the current levels of goodwill and other intangibles with indefinite useful lives, Cox expects a reduction of amortization expense and an increase in pre-tax income of approximately $373.0 million for 2002.

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will become effective for fiscal years beginning after June 15, 2002. Cox is currently assessing the impact of SFAS No. 143 on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, will become effective for fiscal years beginning after December 15, 2001. Cox is currently assessing the impact of SFAS No. 144 on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk that Cox will incur losses due to adverse changes in equity prices and interest rates. Cox's primary market risk exposure pertains to changes in interest rates.

         Cox has estimated the fair value of its financial instruments as of September 30, 2001 and December 31, 2000 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

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

         The fair value of interest rate swaps used for hedging purposes was approximately $70.8 million and $35.2 million at September 30, 2001 and December 31, 2000, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

         Cox's outstanding commercial paper, revolving credit facilities, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximate fair value at September 30, 2001 and December 31, 2000. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

         The estimated fair value of Cox's fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at September 30, 2001 and December 31, 2000 are based on quoted market prices or a discounted cash flow analysis using Cox's incremental borrowing for similar types of borrowings arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the fair value resulting from a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at September 30, 2001 and December 31, 2000 is as follows:


                                                   SEPTEMBER 30, 2001                               DECEMBER 31, 2000
                                      --------------------------------------------    ---------------------------------------------
                                                                     FAIR VALUE                                     FAIR VALUE
                                      CARRYING         FAIR         (1% DECREASE      CARRYING         FAIR         (1% DECREASE
                                       VALUE           VALUE     IN INTEREST RATES)     VALUE          VALUE      IN INTEREST RATES)
                                      --------        ------     -----------------    --------        --------    -----------------
                                                                     (Millions of Dollars)
Fixed-rate notes and
   debentures ................        $5,318.9        $5,323.8        $5,597.2        $4,460.3        $4,459.6        $4,701.9
FELINE PRIDES ................           651.1           709.0           712.0           647.3           806.0           808.0
Exchangeable subordinated
   Debentures ................         1,884.3         1,834.7         1,902.5         2,351.8         1,564.0         1,651.0

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

         4.1+  -- Registration Rights Agreement, dated as of October 29, 2001.

         4.2+  -- Registration Rights Agreement, dated as of October 29, 2001.

         21    -- Subsidiaries of Cox Communications, Inc.

     ----------------

     + Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

         None.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          COX COMMUNICATIONS, INC.



Date:  November 8, 2001                   /s/ Jimmy W. Hayes
                                          ------------------------------------
                                          Jimmy W. Hayes
                                          Executive Vice President,
                                          Finance and Administration
                                          Chief Financial Officer
                                          (principal financial officer)