Form 10-Q/A
period 2001-09-30
COX COMMUNICATIONS INC /DE/
filed 2002-01-23
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

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

Registrant’s telephone number, including area code: (404) 843-5000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2001 is being filed solely to file certain exhibits which were subject to a request for confidential treatment submitted at the time of the filing of the original Form 10-Q.

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Certificate of Incorporation of Cox Communications, Inc., as amended. (Incorporated by reference to Exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)

3.2	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)

4.1	Registration Rights Agreement, dated as of October 29, 2001.

4.2	Registration Rights Agreement, dated as of October 29, 2001.

21	Subsidiaries of Cox Communications, Inc. (Incorporated by reference to Exhibit 21 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2001.)

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2001:

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.

Date:	January 22, 2002	/s/ Jimmy W. Hayes Jimmy W. Hayes Executive Vice President, Finance and Administration Chief Financial Officer (principal financial officer)