Form 10-K405
period 2001-12-31
COX COMMUNICATIONS INC /DE/
filed 2002-03-26
CIK 25305

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-6590

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2112281 (I.R.S. Employer Identification No.)
1400 Lake Hearn Drive, Atlanta, Georgia (Address of principal executive offices)	30319 (Zip Code)

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
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        As of February 28, 2002, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $7.126 billion based on the closing price on the New York Stock Exchange on such date.

        There were 573,139,206 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the 2001 Summary Annual Report to Stockholders are incorporated by reference into Part II, and portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

COX COMMUNICATIONS, INC.

2001 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

        Cox Communications, Inc. is one of the nation's largest multi-service advanced communications companies with U.S. broadband network operations and investments focused on cable programming, telecommunications and technology. Cox operates in one operating segment, broadband communications.

        Cox's business strategy is to utilize the technological capabilities of its advanced broadband network, its strong locally and regionally clustered cable systems and its longstanding commitment to superior customer and community service to provide an array of entertainment and communications services to both residential and commercial customers in its markets. Today, these services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Additional services could include video on demand, targeted advertising, interactive and e-commerce applications and advanced data applications and services.

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

        Cox is an indirect 65.5% majority-owned subsidiary of Cox Enterprises, Inc. CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest diversified media companies in the U.S. with consolidated revenues in 2001 of approximately $8.7 billion. CEI, which has a 104-year history in the media and communications industry, also publishes 17 daily newspapers and owns or operates 15 television stations. Through its indirect majority-owned subsidiary, Cox Radio, Inc., CEI owns, operates or provides sales and marketing services for 81 radio stations clustered in 18 markets. CEI is also an operator of wholesale auto auctions through Manheim Auctions, Inc., an indirect wholly-owned subsidiary.

Broadband Networks

Business Strategy

        Cox believes that aggressive investment in the technological capabilities of its broadband network, the long-term competitive advantages of clustering and its commitment to customer and community service will enhance its ability to continue to grow its cable operations and offer new services to existing and new customers.

        Technology and Capital Improvements.    Cox emphasizes high technical standards for its cable systems by continuing to deploy fiber optic cable, upgrading the technical quality of its hybrid fiber-coaxial broadband network and investing in back office, billing, provisioning and customer interface technologies. The result has been a significant increase in network and application capacity, quality and reliability, facilitating the delivery of additional programming and services such as digital video, high-speed Internet access and local and long-distance telephone services.

        Cox strives to maintain the highest technological standards in the industry. Cox's cable systems have bandwidth capacities ranging from 400 to 750 megahertz (MHz) or greater. At the end of 2001, Cox had upgraded 81% of its networks to a bandwidth capacity of 750 MHz or greater and anticipates that approximately 89% of its networks will have bandwidth capacity of 750 MHz or greater by the end of 2002.

        Clustering.    As an integral part of its broadband communications strategy, Cox has continually sought the advantages and efficiencies of operating large local and regional cable system clusters. As of December 31, 2001, approximately 74% of Cox's customers were served by Cox's 15 largest clusters which averaged more than 300,000 customers each. These clusters, represented by location, are:

Baton Rouge Fort Walton Beach/Pensacola Hampton Roads Kansas Las Vegas	New England New Orleans Northern Virginia Oklahoma City Omaha	Orange County Phoenix San Diego Tulsa West Texas

        Locally and regionally clustered cable systems enable Cox to reduce expenses through the consolidation of marketing and support functions and to place more experienced management teams at the system level who are better equipped to meet the new competitive and regulatory challenges of today's telecommunications industry. Local and regional clusters also increase the speed and effectiveness of Cox's new product and services deployment, enhancing its ability to increase both customers and revenues.

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

        A key element of Cox's community service is enhancing education through the use of cable technology and programming. Cox participates in a wide range of education and community service initiatives in its communities nationwide. Cox's major company-wide programs are:

  1.
  "Cox Cable in the Classroom," which provides more than 5,600 schools and 3.5 million students with complimentary basic cable service and more than 540 hours of commercial-free educational cable programming on a monthly basis;

  2.
  "Cox Line to Learning," which provides complimentary high-speed Internet access, exclusive curricula and distance-learning experiences to students in accredited public and private schools in communities where high-speed digital services are available. The program is part of Cox's participation in "Cable's High-Speed Connection," an NCTA initiative in which major broadband communications companies are providing high-speed Internet access to schools free of charge; and

  3.
  "Cox Model Technology Schools," established by Cox in Chula Vista, California; Omaha; Norfolk; Phoenix; New Orleans; Las Vegas; Rhode Island; and Pensacola. These schools test future broadband services, such as interactive fiber optic links to local colleges, to determine their value in the classroom.

Cable Television

        Cox's cable operations represent the primary element of its integrated broadband communications strategy. As of December 31, 2001, Cox's cable systems passed approximately 10.0 million homes and provided service to approximately 6.2 million customers.

        Cox's cable systems offer customers packages of basic and expanded programming services that consist of broadcast signals available off-air, a limited number of broadcast signals from so-called "superstations," numerous satellite-delivered non-broadcast channels (such as CNN, MTV, USA, ESPN, A&E, TNT, The Discovery Channel, The Learning Channel and Nickelodeon), displays of information featuring news, weather, stock and financial market reports and public, governmental and educational access channels. Cox's cable systems also offer premium cable services for an additional monthly charge. Such services, including Home Box Office, Showtime, Starz and Cinemax, are satellite-delivered channels that consist principally of feature motion pictures presented without commercial interruption, sports events, concerts and other entertainment programming. Customers generally pay initial connection charges and fixed monthly fees for cable programming and premium cable services, which constitute the principal sources of video revenues to Cox.

        Operating Data.    The following table indicates the growth of Cox's cable systems by summarizing basic customers, new services, Revenue Generating Units, the number of homes passed, basic penetration levels and premium service units for each of the last five years as of December 31:

	December 31
	2001	2000	1999	1998	1997
Basic customers(a)	6,237,888	6,193,317	5,136,184	3,753,608	3,235,338
New services(b)	2,723,173	1,568,424	554,025	169,731	18,941

Revenue Generating Units (c)	8,961,061	7,761,741	5,690,209	3,923,339	3,254,279
Homes passed(d)	9,979,207	9,710,963	8,031,340	5,923,428	5,023,870
Basic penetration(e)	62.5%	63.8%	64.0%	63.4%	64.4%
Premium service units(f)	4,098,881	4,174,447	3,237,013	2,206,833	1,865,184

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

        Franchises.    Cable systems are constructed and operated under non-exclusive franchises granted by local governmental authorities that may choose to award additional franchises to competing companies at any time. Franchise agreements typically contain many requirements, such as time limitations on commencement and completion of system construction, service standards, including number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. Local regulation of cable television operations and franchising matters is subject to federal regulation under the Communications Act of 1934, as amended (the Communications Act) and the corresponding regulations of the FCC. See "Legislation and Regulation—Cable Franchising Matters."

        As of March 2002, Cox held approximately 888 cable television franchises. These franchises generally provide for the payment of fees to the issuing authority. The Communications Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of "gross revenues" derived from the provision of cable services and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. For both 2001 and 2000, franchise fee payments made by Cox averaged approximately 5.0% of gross video revenues.

        Cox has never had a franchise revoked, and it has never been denied a franchise renewal. Although franchises historically have been renewed, renewals may include less favorable terms and conditions than the existing franchise. The Communications Act provides for an orderly franchise renewal process and establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. A franchising authority may not unreasonably withhold the renewal of a franchise. If a franchise renewal is denied, and the franchise authority or a third party acquires the system, then the franchise authority must pay the operator the "fair market value" for the system covered by the franchise, but with no value allocated to the franchise itself. Cox believes that it has satisfactory relationships with its franchising authorities.

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

Cox Digital Cable

        Digital compression technology currently allows up to 12 digital channels to be inserted into the space of only one traditional analog channel. Digital compression enables Cox to increase the channel capacity of its cable systems up to approximately 250 channels. Cox believes that its cable system upgrades, along with the implementation of digital compression technology, will provide its customers with greater programming diversity, better picture quality, improved reliability and enhanced service. A Cox Digital Cable customer can currently receive up to approximately 250 channels, including enhanced pay-per-view service, digital music channels, new networks grouped by genre and an interactive program guide. Below is a summary of Cox Digital Cable operating statistics as of December 31, 2001 and 2000:

	December 31
	2001	2000
Digital cable ready homes passed	9,258,310	7,397,306
Customers	1,386,039	841,824
Penetration	15.0%	11.4%

High-Speed Internet Access

        The use of computers, online services and the Internet has increased significantly over the last few years. Cox believes in the revenue opportunities of Internet-related services and is taking advantage of these opportunities by providing high-speed Internet access and work-at-home services to residential and commercial customers. These services deliver access to the Internet at speeds of up to 100 times faster than traditional phone modems and provide unique online content that capitalizes on the substantial capacity of

Cox's broadband network. Below is a summary of Cox's high-speed Internet access operating statistics as of December 31, 2001 and 2000:

	December 31
	2001	2000
High-speed Internet access ready homes passed	9,057,020	7,122,773
Customers	883,562	481,947
Penetration	9.8%	6.8%

        In the first quarter of 2002, Cox completed the development of its own nationwide Internet Protocol (IP) network to deliver high-speed data and Internet services to its subscribers. This network utilizes Cox's coaxial cable infrastructure to connect subscribers to the Internet and other online services and includes standard Internet service provider functionality, such as web page hosting for subscribers, access to Internet news groups, multiple e-mail accounts and remote access. Cox believes that control of its network and service will result in better customer service, reduced operating costs and enhanced future services.

Cox Digital Telephone

        Cox utilizes the capacity and reliability of its advanced broadband network, which passes most homes in its markets, by providing local telephone services and reselling long-distance services. Below is a summary of Cox Digital Telephone operating statistics as of December 31, 2001 and 2000:

	December 31
	2001	2000
Telephone ready homes passed	3,338,097	2,426,580
Customers	453,572	244,653
Penetration	13.6%	10.1%
Lines	583,114	334,589
Lines per customer	1.29	1.37

Cox Business Services

        Cox delivers telecommunications services to businesses through its competitive local exchange carrier operation, Cox Business Services. Through both its dedicated fiber optic networks and its hybrid fiber coaxial cable networks, Cox Business Services provides business customers video, telephony and high-speed Internet access services. Below is a summary of Cox Business Services telephony operating statistics as of December 31, 2001 and 2000:

	December 31
	2001	2000
Buildings connected on-net	11,119	4,554
Voice grade equivalent circuits	1,773,340	1,200,684

Advertising Revenue

        Cox also derives revenues from the sale of advertising time on satellite-delivered networks such as ESPN, MTV and CNN. Currently, Cox inserts advertising on up to 48 analog channels in each of its cable systems, and has additional advertising revenue through digital channels in its major markets. Local cable advertising is often more effective and less expensive than alternative local advertising sources. As such, Cox expects continued growth of this revenue source. In addition, Cox participates in the regional and national cable advertising market through its investment in National Cable Communications, L.L.C., a partnership which represents cable companies in connection with the sale of advertising space to advertisers. National Cable Communications is the largest representation firm in spot cable advertising sales.

Investments

        Cox has made substantial investments in cable programming, telecommunications and technology. The following summarizes Cox's significant investments.

        Discovery Communications, Inc.    Discovery provides nature, science and technology, history, exploration and adventure programming and is distributed to customers in virtually all cable homes in the U.S. The principal businesses of Discovery are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe and the retail businesses of Discovery.com. In addition, through internally generated funding, investments are being made by Discovery in building a documentary programming library. Cox owned a 24.6% equity interest in Discovery at December 31, 2001.

        AT&T Corp. and AT&T Wireless Services, Inc.    In August 2000, Cox consummated an agreement with Excite@Home and AT&T pursuant to which the ownership, voting control and management of Excite@Home were restructured. In January 2001, Cox exercised its right to sell Excite@Home shares to AT&T. However, Cox and AT&T agreed to restructure the transaction to provide a more favorable tax structure for AT&T, and in May 2001, AT&T issued 75.0 million shares of AT&T common stock to Cox, which satisfied Cox's right to sell its Excite@Home shares to AT&T in full. Cox recognized a $307.4 million pre-tax gain in the second quarter of 2001 associated with the exercise and satisfaction of the right-to-sell agreement.

        Also in May 2001, Cox completed a private placement of 25.0 million shares of its AT&T common stock for net proceeds of $525.5 million, which approximated the fair value of these shares. In addition, Cox tendered 15.0 million shares of AT&T common stock for approximately 17.6 million shares of AT&T Wireless common stock in a registered exchange offer and recognized a nominal pre-tax loss. In July 2001, Cox received a stock dividend from AT&T of approximately 11.3 million shares of AT&T Wireless common stock as a result of AT&T's split-off of AT&T Wireless. During 2001, Cox sold 5.0 million shares of AT&T Wireless common stock in open-market transactions for net proceeds of approximately $83.1 million and recognized a nominal pre-tax loss.

        During 2001, Cox entered into a costless equity collar arrangement to manage its exposure to market price fluctuations in 10.0 million shares of its AT&T Wireless common stock. Also during 2001, Cox entered into two costless equity collar arrangements to manage its exposure to market price fluctuations in 22.5 million shares of its AT&T common stock. Cox pledged 10.0 million AT&T Wireless shares and 22.5 million AT&T shares as collateral for these collar transactions and, in accordance with the collar agreements, Cox deposited 7.2 million AT&T Wireless shares received in connection with the AT&T Wireless split-off in July 2001 as additional collateral under the AT&T collar transactions.

        At December 31, 2001, Cox owned 35.0 million shares of AT&T common stock and 23.9 million shares of AT&T Wireless common stock, and the estimated fair value of Cox's interests in AT&T and AT&T Wireless were approximately $634.9 million and $343.5 million, respectively. AT&T Wireless share information reflects the redemption and exchange of AT&T Wireless Group tracking stock for AT&T Wireless common stock as part of the AT&T Wireless split-off from AT&T in July 2001.

        Subsequent to December 31, 2001, Cox terminated all three collar transactions discussed above and received aggregate proceeds of approximately $112.8 million. In connection with the terminations, Cox also sold 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock covered by these collar transactions for aggregate net proceeds of approximately $527.0 million. In addition, Cox sold 12.5 million shares of AT&T common stock and 6.7 million shares of AT&T Wireless common stock that were not covered by collar transactions for aggregate net proceeds of approximately

$263.8 million. As a result, Cox no longer holds any shares of AT&T common stock or AT&T Wireless common stock.

        Cox Interactive Media Joint Ventures.    Cox has invested in a series of local joint ventures with Cox Interactive Media, Inc., an indirect wholly-owned subsidiary of CEI, to develop, operate and promote advertising supported local Internet content, or City Sites, in the markets where Cox operates cable systems featuring high-speed Internet access. Cox owns a 49% equity interest in the joint ventures at December 31, 2001. Cox Interactive Media owns the remaining interest in these joint ventures and is responsible for the day-to-day operations.

        Sprint PCS.    Sprint Corporation offers personal communications services through its PCS group. In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. In contemplation of this transaction, Cox recognized a $239.3 million pre-tax gain associated with a one-time reclassification of the 19.5 million shares of Cox's investment in Sprint PCS common stock from available-for-sale securities to trading securities upon adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Cox recognized an aggregate pre-tax gain of $77.4 million on these trading securities as a result of the change in their fair value during the year ended December 31, 2001.

        Also in 2001, Cox entered into a series of costless equity collar arrangements to manage its exposure to market price fluctuations in approximately 15.8 million shares of its Sprint PCS common stock with an aggregate fair value of $350.1 million. In addition, during 2001 Cox sold a total of 12.8 million shares of its Sprint PCS common stock for net proceeds of approximately $318.2 million and recognized a pre-tax gain of $213.5 million.

        At December 31, 2001, Cox held approximately 91.9 million shares of unregistered Sprint PCS common stock—Series 2 and warrants and convertible preferred stock which are exercisable for, or convertible into, approximately 10.3 million shares of Sprint PCS common stock—Series 2. Each share of Sprint PCS common stock—Series 2 automatically converts into a share of Sprint PCS common stock—Series 1, the series traded on the New York Stock Exchange, upon the transfer of the Series 2 shares to any holder other than Cox, Comcast Corporation and AT&T or their respective affiliates. The estimated fair value of Cox's investment in Sprint PCS was $2,444.3 million and $2,330.3 million at December 31, 2001 and December 31, 2000, respectively.

        Of the shares of Sprint PCS common stock owned by Cox, approximately 47.2 million shares are identified with Cox's exchangeable subordinated debentures, the PRIZES, Premium PHONES and Discount Debentures, and as described above, 19.5 million shares are pledged in connection with Cox's January 2001 prepaid forward contracts. See Note 7. "Debt" in Part II, Item 8. "Consolidated Financial Statements and Supplementary Data."

        Subsequent to December 31, 2001, Cox terminated its series of collar arrangements and received aggregate proceeds of approximately $151.6 million. In connection with the terminations, Cox also sold the 15.8 million shares of Sprint PCS common stock covered by the collar arrangements for aggregate proceeds of approximately $155.9 million. In addition, Cox sold 9.4 million shares of Sprint PCS common stock that were not covered by the collar arrangements for aggregate proceeds of approximately $82.8 million.

        Other.    Cox also has ownership interests in Motorola, Inc., Liberate Technologies, In Demand, L.L.C. and National Cable Communications, L.L.C, as well as certain other public and private companies in the cable programming, telecommunications and technology businesses.

Competition

        Each of Cox's broadband services operates in a competitive environment. Certain facilities-based competitors offer cable and other communications services in various areas where Cox operates its cable systems. Cox anticipates that facilities-based competitors will develop in other areas that Cox serves. Cox's services will likely face competition in the future from other competitors using additional spectrum the FCC makes available from time to time in spectrum auctions.

        Cable Competition.    Cox's cable systems compete with a variety of news, information and entertainment providers, including:

  •
  Direct Broadcast Satellite (DBS) and direct-to-home program distributors that transmit video programming, data and other information by satellite to customers' receiving dishes;

  •
  Multichannel Multipoint Distribution Service (MMDS), or wireless cable operators, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers' receiving dishes;

  •
  local television broadcast stations providing free off-air programming which can be received using a roof-top antenna and television set;

  •
  Satellite Master Antenna Television (SMATV) or private cable systems, which serve condominiums, apartments, office complexes and private residential developments;

  •
  competitive cable systems that have been franchised by local governments to provide cable television services in areas where Cox operates (commonly known as overbuilders);

  •
  home video products;

  •
  interactive online computer services;

  •
  movie theaters;

  •
  live concerts and sporting events; and

  •
  newspapers, magazines and book stores.

        In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include direct broadcast satellite service, commonly known as DBS, among others. DBS services are available throughout the country through the installation of a small roof top or side-mounted antenna. DBS is the cable industry's largest competitor, and DBS subscribership continues to grow. According to recent industry reports, conventional, medium and high-powered satellites provide video programming to over 17 million subscribers in the U.S. DBS providers with high-power satellites typically offer more than 300 channels of programming, including programming services substantially similar to those provided by Cox's cable systems. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Cox's video service packages, including its digital cable services, are competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by DBS systems.

        Two major companies, DirecTV and EchoStar Communications Corporation, are currently offering nationwide high-power DBS services and are, respectively, the third and sixth largest providers of multichannel video programming service. In October 2001, EchoStar and General Motors announced an agreement under which EchoStar would acquire Hughes Electronics, the parent company of DirecTV. Upon closing of the transaction, which is subject to shareholder and regulatory approvals, the combined company would serve more than 16 million subscribers, which constitutes approximately 94% of satellite television subscribers nationwide according to a recent FCC report.

        The DBS industry also provides advanced communications services. DBS providers currently offer one-way high-speed Internet access services using a telephone return path; however, both DirecTV and EchoStar are beginning to provide two-way high-speed Internet access services. Another satellite company called WildBlue (formerly iSKY) reports that it plans to deliver two-way high-speed Internet access to residential and small business markets in the contiguous U.S. and portions of Canada in 2003 using the Ka-band and spot beam technology. Many of Cox's cable systems offer high-speed Internet services that compete with the Internet services offered by these DBS providers and by existing Internet Service Providers (ISPs) and local and long-distance telephone companies. Real-time (i.e., streaming) and downloadable video accessible over the Internet continue to improve in quality and are becoming more widely available, although streaming Internet video has yet to become a direct competitor to traditional video services. Cox is unable to predict the impact that companies providing Internet services may have on its business and operations.

        Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with Cox's cable television services, including video and Internet services, within and outside their telephone service areas. Telephone companies and other businesses construct and operate communications facilities using various technologies that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. The deployment of Digital Subscriber Line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service, and certain telephone companies are seeking to provide high-speed broadband services without regard to present service boundaries and other regulatory restrictions. In Phoenix, Arizona and Omaha, Nebraska, where Cox operates cable systems, Qwest uses Very High-Speed Digital Subscriber Line (VDSL) technology to distribute video, high-speed Internet access and telephone service over existing copper phone lines. Congress is currently considering legislation that, if enacted into law, will eliminate or reduce significantly many of the regulatory restrictions on the offering of high-speed broadband services by local telephone companies. Cox is unable to predict the likelihood of success of competing video or cable service ventures by telephone companies or other businesses. Although Cox's cable modem and broadband Internet services are very competitive with the DSL and VDSL Internet services delivered by telephone companies, Cox cannot predict the impact these competitive ventures might have on its business and operations.

        Cox's cable systems also compete for subscribers with satellite master antenna television systems (SMATV) which receive signals transmitted by satellite at receiving facilities located on private property such as condominiums, apartments, office complexes and other private residential developments. These systems also are developing and/or offering high-speed Internet access and other broadband services along with video service. SMATV systems, which normally are free of many regulatory burdens imposed on franchised cable systems, often enter into exclusive agreements with property owners or managers that may preclude franchised cable systems from serving their residents, although some states have enacted laws prohibiting such exclusive arrangements. Courts reviewing challenges to these laws have reached varying results. Cox is unable to predict the extent to which additional competition from these services will materialize in the future or the impact such competition would have on its operations. However, Cox is continuing to develop competitive packages of services to offer these residential and commercial developments.

        Cable systems also compete with MMDS or wireless cable systems, which are licensed to serve specific areas using low-power microwave frequencies. The FCC amended its regulations in 1998 to provide wireless systems the flexibility to employ digital technology in delivering two-way communications services, including high-speed Internet access. This development, along with the use of digital compression technology, has enabled wireless cable systems to deliver more channels and additional services, such as Internet service. One such system in Phoenix, Arizona has over 10,000 customers subscribing to its Internet service and is competing with Cox's cable system. A wireless cable operator also is authorized or has commenced service in several California communities where Cox operates. In addition, the FCC has awarded licenses in the 28 gigahertz band for a new multichannel wireless video service called Local Multipoint Distribution Service (LMDS), which, like MMDS, is capable of transmitting voice and high-speed Internet access as well as video transmissions. Generally, MMDS providers are now focusing on data transmission rather than video service. In November 2000, the FCC authorized a new terrestrial wireless service to provide video, voice, and data transmission services over spectrum previously allocated for DBS use. The FCC decision, which is being contested, requires that the new terrestrial service operate on a "non-harmful interference" basis with the incumbent spectrum user. Cox is unable to predict whether these wireless services will have a material impact on its business and operations.

        Cox operates its cable systems pursuant to non-exclusive franchises that are issued by a community's governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which Cox's cables are attached) may also obtain cable franchises and may provide competing communications services. To date, the number of competing cable systems in Cox's service areas has been relatively slight, and fewer than 2% of Cox's total homes passed are overbuilt by other cable operators at this time. While Cox believes that the current level of overbuilding has not had a material impact on its operations, it is unable to predict the extent to which adverse effects may occur in the future as a result of overbuilds. See "Legislation and Regulation—Cable Franchising Matters."

        Other new technologies also compete with Cox's cable-delivered services. The FCC has issued digital television (DTV) licenses to incumbent television broadcast licensees. DTV is capable of delivering high-definition television pictures, multiple digital program streams, as well as CD-quality audio programming and advanced digital services such as data transfer or subscription video.

        Telephony Competition.    Cox's telephone services compete with various providers of both landline and wireless communications services, including cellular, personal communications services (PCS), specialized mobile radio (SMR) systems and satellite communications services. The switched voice and data telecommunications market currently is dominated by local telephone companies, also known as incumbent local exchange carriers (LECs). Changes in federal law in 1996 present unprecedented opportunities for new entrants into these markets. Under federal law, and subject to certain limitations for rural LECs, the FCC may preempt any state or local law or regulation that prohibits or has the effect of prohibiting any entity from providing telecommunications services. The changes to federal law in 1996 were intended to open local exchange markets to competition, which has resulted in a substantial increase in Cox's business opportunities to deliver telecommunications services over its cable broadband networks.

        Advances in communications technology, marketplace developments and regulatory and legislative changes will occur in the future. For further information concerning legislative and regulatory matters, please see "—Legislation and Regulation." New technologies and services may develop and may compete with services offered by Cox over its communications facilities. Consequently, Cox is unable to predict the effect that ongoing or future developments might have on its business and operations.

Legislation and Regulation

Cable Television

        The cable industry is regulated to varying degrees by the FCC, certain state governments and agencies and most local governments. In addition, legislative and regulatory proposals under consideration from time to time by Congress and various federal, state and local agencies may materially affect the cable industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable industry and a brief description of certain state and local laws.

        The Communications Act, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), and the Telecommunications Act of 1996 (the 1996 Act), establishes comprehensive national standards and guidelines for the regulation of cable television systems and allocates responsibility for enforcing federal regulatory policies among the FCC, state and local governmental authorities. The courts, especially the federal courts, have an important oversight role as the statutory and regulatory provisions and policies are interpreted and enforced by various governmental units. Court actions and regulatory proceedings will continue to refine the rights and obligations of cable operators and governmental authorities under the Communications Act. The results of these judicial and administrative proceedings may materially impact Cox's business and operations.

  The Communications Act and FCC Regulations

        The Communications Act and the regulations and policies of the FCC affect significant aspects of Cox's cable system operations, including:

  •
  subscriber rates;

  •
  the content of programming Cox offers to subscribers, as well as the manner in which Cox markets its program packages to subscribers;

  •
  the use of Cox's cable system facilities by local franchising authorities, the public and unrelated companies;

  •
  the use of utility poles and conduits;

  •
  cable system and program ownership limitations; and

  •
  franchise agreements with local governmental authorities.

        Rate Regulation.    The Communications Act and FCC regulations authorize certified local franchising authorities to regulate rates for basic tier cable services and associated customer equipment and installations in communities where the cable operator is not subject to "effective competition," as defined by federal law. The FCC has detailed rate regulations, guidelines and rate forms that franchising authorities must use in connection with their regulation of Cox's basic service and equipment rates. Where it is regulated, Cox may modify its rates on a quarterly or annual basis to account for changes in the number of regulated channels, inflation and certain "external" costs such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. Additionally, Cox may modify its rates to account for significant network upgrades. If the franchising authority determines that Cox's basic service or equipment rates are not in compliance with the FCC's regulations, it may require Cox to reduce those rates and to refund any overcharges to subscribers with interest. Cox may appeal adverse rate decisions to the FCC and the FCC may reverse any rate decision made by a local franchising authority if the decision is inconsistent with the FCC's rules and policies.

        The Communications Act and the FCC's regulations also:

  •
  prohibit regulation of rates for non-basic multi-channel video service packages and video programming offered on a per channel or per program basis, as well as regulation of rates by local franchising authorities for other non-basic services provided over the cable system, including high-speed Internet access;

  •
  require operators to establish a uniform rate structure throughout each franchise area that is not subject to effective competition, subject to certain exceptions allowing operators to establish reasonable categories of customers and services;

  •
  permit operators to offer non-predatory bulk discount rates for subscribers in commercial and residential developments and to offer discounted rates to senior citizens and other economically disadvantaged groups; and

  •
  permit regulated basic equipment and installation rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

        Approximately 243 communities served by Cox's cable systems, which represent approximately 27% of total communities served by Cox, currently regulate Cox's basic service and equipment rates. Several complaints are still pending at the FCC that challenge the reasonableness of Cox's rates for cable programming service tiers under former statutory and regulatory provisions that were in effect prior to April 1, 1999. Cox does not believe that the outcome of these pending rate proceedings will be material to its business and operations.

        Content Requirements and Restrictions.    The Communications Act and FCC regulations permit a local commercial television broadcast station to elect once every three years to require a cable operator in the station's designated market area either:

  •
  to carry the station on certain designated channel positions on the operator's cable system (subject to certain exceptions); or

  •
  to negotiate an agreement for the station's "retransmission consent" which permits the operator to carry the station on the cable system.

        The Communications Act requires a cable operator to devote as much as one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Cable systems must negotiate retransmission consent for any additional "distant" commercial television stations (except for certain commercial satellite-delivered independent "superstations" such as WGN), commercial radio stations and certain low-power television stations.

        The FCC has a pending administrative proceeding in which it is considering various requirements for mandatory carriage of digital television signals. In the first phase of this proceeding, the FCC:

  •
  declined to order the carriage of both the analog and digital signals of television stations;

  •
  implemented technical and operational standards for the carriage of digital television signals;

  •
  determined that a digital-only television station and a digital station that has surrendered its analog channel have mandatory carriage rights on cable systems in their local service areas;

  •
  authorized the digital-only broadcast station to elect whether the operator will carry the station's signal in a digital or converted analog format; and

  •
  authorized broadcasters with both analog and digital signals to tie the carriage of their digital signals with the carriage of their analog signals as a retransmission consent condition.

The FCC continues to evaluate additional modifications to its digital broadcast signal carriage requirements. Cox cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems.

        The Communications Act requires Cox's cable systems to permit subscribers to purchase video programming offered by Cox on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than basic service. However, Cox is not required to comply with this requirement until October 2002 for any of its cable systems that do not have addressable converter boxes or that have other substantial technological limitations. A limited number of Cox's systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with this requirement. Cox anticipates that all of its systems will be in material compliance with this requirement by the statutory deadline.

        One of the underlying competitive policy goals of the 1992 Cable Act is to limit the ability of vertically integrated program suppliers from favoring affiliated cable operators over unaffiliated program distributors. Consequently, with certain limitations, federal law generally:

  •
  precludes any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

  •
  requires such programmers to sell their programming to other multichannel video distributors; and

  •
  limits the ability of such programmers to offer exclusive programming arrangements to their affiliates.

The FCC has started an administrative proceeding to determine whether to retain the current prohibition, which expires in October 2002, on exclusive programming distribution contracts between cable operators and affiliated satellite program distributors.

        The Communications Act contains restrictions on the transmission by cable operators of obscene programming. The Communications Act also requires cable operators, upon the request of a subscriber, to scramble or otherwise fully block any channel that is not included in the programming package purchased by the subscriber. Cable operators are also required to provide by sale or lease a lockbox or other device that permits a subscriber to block the viewing of specific channels during specified periods selected by such subscriber.

        The FCC actively regulates other aspects of a cable operator's programming, including:

  •
  use of syndicated and network programs and local sports broadcast programming;

  •
  advertising in children's programming;

  •
  political advertising;

  •
  origination cablecasting;

  •
  sponsorship identification; and

  •
  closed captioning of video programming.

        The FCC has also initiated a regulatory proceeding to evaluate its jurisdiction and regulatory authority over the distribution of interactive television services, including advanced instant messaging and interactive menu services.

        Use of Cox's Cable Systems by the Government and Unrelated Third Parties.    The Communications Act allows local franchising authorities and unrelated third parties to have access to cable systems' channel capacity for their own use. For example, the Communications Act:

  •
  permits franchising authorities to require that cable operators provide channel capacity for public, educational and governmental access programming; and

  •
  requires cable systems with 36 or more activated channels to designate a significant portion of their channel capacity for programming provided by unaffiliated third parties under regulated lease arrangements.

The FCC regulates various aspects of third party use of channel capacity on cable systems, including the rates and certain terms and conditions of such commercial use.

        Various consumer groups and companies, including telephone companies and ISPs, have lobbied vigorously for local, state and federal governments to mandate that cable operators provide capacity on their systems so that these companies and others may deliver high-speed Internet and interactive television services directly to subscribers over the cable system. Municipal efforts to impose unilaterally so-called

"open access" requirements on cable operators have not generally been successful and have been rejected by several federal courts, although the rationales for each decision have varied. The FCC, in connection with its review of the AOL-Time Warner merger, imposed, together with the Federal Trade Commission, limited multiple access, technical performance and other requirements related to the merged company's Internet and Instant Messaging platforms.

        In March 2002, the FCC adopted a decision that the provision of broadband Internet services over cable systems is an interstate "information service." The FCC also confirmed that cable operators offering integrated cable modem services are not providing common carrier services and are not subject to common carrier requirements to offer on a stand-alone basis to unaffiliated ISPs the transport functions underlying cable operators' Internet services. Similarly, in a rulemaking proceeding involving regulation of incumbent LEC broadband services, the FCC has proposed to classify broadband Internet services provided by telephone companies over their own wireline facilities as "information services." The FCC also has initiated a separate rulemaking to assess issues concerning regulation of broadband Internet services provided over cable systems, including whether the FCC can and should exercise authority to develop a new regulatory framework for facilities-based provision of interstate information services and the role, if any, of state and local governmental authorities in regulating such services. The outcome of the FCC's rulemaking proceedings concerning the regulation of Internet services provided by cable operators and incumbent LECs may affect significantly Cox's regulatory obligations, including whether Cox will be required to obtain additional local authority to utilize the local rights-of-way for the delivery of high-speed Internet services or to pay local governmental franchise fees and/or federal and state universal service fees on cable Internet revenues. Cox cannot predict the ultimate outcome of these administrative proceedings or the impact of any new regulatory requirements on Cox's business and operations.

        In June 2000, the federal appellate court for the Ninth Circuit, which has jurisdiction over California, Nevada and Arizona (among other states), decided that cable Internet service is not a cable service. As a result, Cox determined that it could incur some liability in its cable operations in those states by continuing to collect cable service franchise fees on revenue derived from cable Internet service. Cox therefore notified affected local franchising authorities in those states that it could no longer collect and remit cable franchise fees on its cable Internet service revenues pending a final determination by the FCC and the courts of whether Internet over cable constitutes a cable service under the Communications Act. For a discussion of certain related matters, see Item 3. "Legal Proceedings."

        Legislation has been introduced previously in Congress which, among other things, would have required cable operators to offer interconnection to unaffiliated ISPs on terms and conditions regulated by the FCC. Although the legislation was not enacted, Cox cannot predict if similar proposals will be introduced or adopted in the future or whether such proposals, administrative proceedings or litigation will have a material impact on its business and operations.

        Pole Attachments.    The Communications Act requires utilities to provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by public utilities for use of utility poles and conduit space unless state authorities have certified to the FCC that they adequately regulate pole attachment rates, as is the case in certain states where Cox operates. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC's original rate formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing cable services and other non-telecommunications services. The FCC also adopted a second rate formula that became effective in February 2001 and that governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001.

        The U.S. Supreme Court recently upheld the FCC's jurisdiction to regulate the rates, terms and conditions of cable operators' pole attachments that are simultaneously used to provide high-speed Internet access and cable services, and a federal appellate court is currently evaluating whether the FCC's rate formulas, as applied in a specific case, provide "just compensation" under the Federal Constitution. Cox is involved in several pending complaints filed at the FCC by various state cable associations challenging certain utilities' rate increases and the unilateral imposition of new contract terms. The utilities in these cases have challenged, among other things, the constitutionality of the FCC's pole attachment rate formulas. Cox is unable to predict the outcome of the legal challenge to the FCC's regulations or the ultimate impact any revised FCC rate formula, any new pole attachment regulations or any modification of the FCC's regulatory authority might have on its business and operations

        Ownership Limitations.    The Communications Act authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programmers in which the cable operator has an attributable ownership interest. The FCC adopted cable ownership regulations and established:

  •
  subscriber ownership information reporting requirements; and

  •
  attribution rules that identify when the ownership or management by Cox or third parties of other communications businesses, including cable systems, television broadcast stations and local telephone companies, may be imputed to Cox for purposes of determining Cox's compliance with the FCC's ownership restrictions.

        The federal courts have rejected constitutional challenges to the statutory ownership limitations; but a federal appellate court recently concluded that the FCC's nationwide cable subscriber ownership limit and its cap on the number of affiliated programming channels an operator may carry on its cable systems were unconstitutional and that certain of its ownership attribution rules were unreasonable. The FCC has initiated a rulemaking proceeding to evaluate the feasibility of new horizontal and vertical cable ownership limitations and revised attribution standards. Cox is unable to predict the outcome of this FCC proceeding or the impact any new FCC ownership restrictions or attribution rules might have on its business and operations.

        The 1996 Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. The FCC eliminated its regulations precluding the cross-ownership of a national broadcasting network and a cable system, and a federal appellate court recently ordered the FCC to repeal its regulations that prohibit the common ownership of other broadcasting interests and cable systems in the same geographical areas. This rule prohibited Cox from owning or operating a cable system in the same area in which CEI or one of CEI's subsidiaries owns or operates a television broadcast station. If the court's ruling becomes final—that is, if the court's decision either is not appealed or is upheld on appeal—Cox may obtain an enhanced degree of flexibility in structuring its cable operations.

        Local Telephone Company Ownership of Cable Systems.    Prior to the 1996 Act, federal cross-ownership restrictions limited entry into the cable business by potentially strong competitors such as telephone companies. The 1996 Act modified the regulatory relationship between local telephone companies and cable television operators by:

  •
  eliminating federal legal barriers to competition in the local telephone and cable communications businesses, including repeal of the statutory telephone company/cable television cross-ownership prohibition (thereby allowing local telephone companies to offer video services in their local telephone service areas);

  •
  preempting legal barriers to competition that exist in state and local laws and regulations;

  •
  setting basic standards for relationships between telecommunications providers; and

  •
  limiting acquisitions among cable systems and telephone companies in the same market and prohibiting certain joint ventures between local telephone companies and cable operators in the same market.

        Under the 1996 Act, local telephone companies and other entities may provide video programming services as traditional cable operators or, among other things, as open video system (OVS) operators, subject to certain conditions, including setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. OVS operators are exempt from several of the regulatory obligations that currently apply to cable operators. However, certain restrictions and requirements remain applicable to OVS operators, including, without limitation, the obligation to obtain FCC certification for OVS operations and any necessary local operating authority, and the obligation to comply with the FCC's sports blackout, network non-duplication, syndicated exclusivity and mandatory carriage rules.

        Under the 1996 Act, local telephone companies providing cable service through cable systems or open video systems are not bound by common carrier interconnection obligations, which otherwise would require the telephone company to make available on a nondiscriminatory basis capacity for the provision of cable service directly to subscribers. In addition, telephone companies are not required to obtain a certification under Section 214 of the Communications Act to establish or operate a video programming delivery system. The FCC has ruled that cable operators may elect to operate OVS, but only if they are subject to effective competition. The FCC's rules prohibit a cable operator from terminating an existing franchise agreement to become an OVS operator.

        General Ownership Limitations.    The Communications Act generally prohibits Cox, with certain limited exceptions, from owning and/or operating a SMATV or a wireless cable system in any area where Cox provides franchised cable service. The FCC's rules, however, permit a cable operator to offer service through SMATV systems in the operator's existing franchise area so long as the service is offered according to the terms and conditions of the cable operator's local franchise agreement.

        In 1998, the FCC initiated a DBS rulemaking proceeding, which, among other things, sought comments on whether the FCC should implement cross-ownership restrictions between DBS and cable operators. That proceeding remains pending, and no FCC rule currently prohibits cross-ownership between DBS and cable system operators. The FCC has stated that it would evaluate cross-ownership issues case-by-case in the context of DBS license transfer proceedings.

        Other Regulatory Requirements of the Communications Act and the FCC.    The Communications Act and the FCC's rules also include provisions concerning, among other things:

  •
  customer service;

  •
  subscriber privacy;

  •
  marketing practices;

  •
  equal employment opportunity;

  •
  technical standards and equipment compatibility;

  •
  antenna structure notification, marking, and lighting;

  •
  emergency alert system requirements; and

  •
  the collection from cable operators of annual regulatory fees, which are calculated based on the number of subscribers served and the types of FCC licenses held.

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

        The FCC also adopted regulations regarding compatibility between cable systems and consumer electronics equipment. The FCC's rules assure the competitive availability of customer premises equipment, such as set-top converters or other navigation devices, which are used to access services offered by cable systems and other multichannel video programming distributors. Cable operators are required to separate security from non-security functions in certain subscriber premises equipment by making available modular security components that would function in set-top units purchased or leased by subscribers from retail outlets. Effective January 1, 2005, Cox will be prohibited from selling or leasing new navigation devices or converter boxes that integrate both security and non-security functions. Cox, however, will not be required to discontinue the leasing of older converters that include integrated security functions if those converters were provided to subscribers before January 1, 2005.

        The FCC also actively regulates other aspects of Cox's cable operations and has adopted regulations implementing its authority and jurisdiction under the Communications Act. The FCC may enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and the imposition of other administrative sanctions such as the revocation of FCC licenses needed to operate certain transmission facilities often used in cable operations. Local franchising authorities are also permitted to enforce the FCC's technical and consumer protection standards. Pending FCC proceedings may change existing rules or lead to new regulations. Cox is unable to predict the impact that any further FCC rule changes may have on its business and operations.

  Cable Copyright Matters

        Cox's cable systems utilize local and distant television and radio broadcast signals in their channel line-ups. This programming is protected by federal copyright law. Cox, however, generally does not obtain licenses to display this programming directly from its owner or owners. Consequently, Cox must comply with a federal compulsory licensing process that covers television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of its revenues to a federal copyright royalty pool, Cox obtains blanket permission to retransmit the copyrighted material carried on broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time. Increases in such payments may be passed through to subscribers as external costs under the FCC's cable rate regulations.

        The Copyright Office has recommended that Congress revise both the cable and satellite compulsory copyright licenses. Congress modified the satellite compulsory license in a manner that permits DBS providers to be more competitive with cable operators such as Cox. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect Cox's ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to Cox's subscribers. Cox cannot predict the outcome of this legislative activity.

        Cox distributes to subscribers programming that contains music, including local advertising, local origination programs, access channels and pay-per-view events. The right to utilize this music is often controlled by music rights organizations that negotiate on behalf of their members for the payment of license fees covering each performance. The cable industry previously reached an agreement with one of these organizations for a standard license covering the performance of music in programs and advertising originated by cable operators and in pay-per-view events. Cable industry representatives recently negotiated standard license agreements with the two remaining sizable music performing rights organizations covering locally originated programming, including advertising inserted by the cable operator in programming produced by other parties. Cox expects that these organizations will now seek to execute these standard agreements with most cable operators, including Cox. Although each of these agreements will require the payment of music license fees for earlier time periods and for future periods, Cox does not believe such license fees will have a significant impact on its business and operations.

  Cable Franchising Matters

        Because cable systems use local streets and rights-of-way, they are subject to state and local regulation, which typically is implemented through the franchising process. Consistent with the Communications Act, state and/or local officials are usually involved in franchisee selection and in establishing requirements for system capabilities and construction, insurance, basic service rates, consumer relations, billing practices and community-related programming and services. Although franchising matters normally are resolved at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides certain guidelines and requirements that govern a cable operator's relationship with its local franchising authority. For example, the Communications Act:

  •
  generally prohibits a cable operator from operating without a franchise;

  •
  encourages competition with existing cable systems by:

  •
  allowing municipalities to operate their own cable systems without franchises; and

  •
  preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area;

  •
  permits local authorities, when granting or renewing franchises, to establish requirements for cable-related facilities and equipment;

  •
  permits local authorities, in granting or reviewing a cable franchise, to require the provision of channel capacity for public, educational and governmental channels, and to require the construction of institutional networks;

  •
  prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;

  •
  permits modification of franchise requirements by the franchise authority or by judicial action if changed circumstances warrant the modification;

  •
  generally prohibits franchising authorities from:

  •
  imposing requirements in the grant or renewal of a cable franchise that require, prohibit or restrict the provision of telecommunications services;

  •
  imposing cable franchise fees on revenues derived from providing telecommunications services over the cable system; or

  •
  restricting the use of any type of subscriber equipment or transmission technology;

  •
  limits franchise fees to 5% of gross revenues derived from providing cable services over the cable system;

  •
  establishes formal and informal procedures for renewal of cable franchises that are designed to protect cable operators from arbitrary denials of renewal; and

  •
  permits state or local franchising authorities to adopt certain additional conditions regarding the transfer of cable system ownership.

        Cox's franchises typically require the periodic payment of fees to franchising authorities of up to 5% of "gross revenues" (as defined by each franchise agreement). Under the Communications Act and FCC rules, these franchise fees may be passed on to subscribers and separately itemized on subscriber bills. In

October 2001, the FCC ruled that all franchise fees imposed on cable operators may be passed through and itemized on subscriber bills regardless of the source of the revenues on which they were assessed, and that such fees may be itemized and passed through to subscribers at any time at the cable operator's discretion. Local franchising authorities have appealed the FCC's decision. In connection with its recent decision classifying cable Internet services as interstate information services, the FCC stated that revenues derived from cable operators' Internet services should not be included in the revenue base from which franchise fees are calculated. Cox anticipates that the FCC's decision will be challenged in court by local governmental and consumer groups. Cox is unable to predict the ultimate resolution of these matters, but does not expect that any additional franchise fees it may be required to pay will be material to Cox's business and operations.

        The Communications Act contains franchise renewal procedures designed to protect cable operators against arbitrary denials of renewal. Even if a franchise is renewed, however, the franchising authority may seek to impose as a condition of renewal new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees. Some franchising authorities may also attempt to impose so-called "open access" regulations as a condition of renewal. See "—Use of Cox's Cable Systems by the Government and Unrelated Third Parties." Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, the franchising authority may attempt to impose burdensome or onerous franchise requirements as a condition for such consent.

        Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises typically have obtained franchise renewals. Cox believes it generally has met the terms of its franchises and has provided high-quality service. Cox therefore anticipates that its future franchise renewal prospects generally will be favorable. Nevertheless, although the Communications Act provides certain procedural protections, no assurance can be given that franchise renewals will be granted or that renewals will be made on similar terms and conditions. Upon receipt of a franchise, the cable system owner usually assumes a broad range of obligations to the issuing authority that directly affect the system's business. Franchise terms and conditions vary materially from jurisdiction to jurisdiction, and even from city to city within the same state. Historically, these terms and conditions range from reasonable to highly restrictive or burdensome.

        The Communications Act places certain limitations on a franchising authority's ability to control cable system operation, and courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. Federal law immunizes franchising authorities from monetary damage awards arising from their regulation of cable systems or decisions regarding franchise grants, renewals, transfers and amendments.

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

Telecommunications

        The telecommunications services currently offered by Cox affiliates are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all aspects of interstate and international telecommunications services and the facilities used to provide those services. The 1996 Act established a national policy of promoting local exchange competition and set standards to govern relationships among telecommunications providers, including, among others, the interconnection of competitive carriers and the unbundling of monopoly incumbent LEC services. The statute expressly preempts legal barriers to telecommunications competition under state and local laws. The 1996 Act also establishes new requirements for the maintenance of universal telephone service and imposes obligations on telecommunications providers to maintain customer privacy. Cox's ability to offer telephone services in competition with incumbent LECs and others will be affected by the degree and form of regulatory flexibility ultimately afforded by the FCC to incumbent LECs, and will depend, in part, upon FCC determinations regarding telecommunications markets generally.

        Local Telephone Competition Rules.    While the current switched voice and data market is dominated by incumbent LECs, the 1996 Act presents unprecedented opportunities for new entrants into these markets, such as Cox. Because LECs historically have had exclusive state franchises to provide telephone services, they have established monopoly relationships with their customers. Under the 1996 Act, and subject to certain limited exemptions for rural telephone companies, the FCC may preempt any state law or regulation that prohibits or has the effect of prohibiting any entity from providing telecommunications services.

        The 1996 Act also imposes access and interconnection requirements on incumbent LECs to open their networks to competitors. State regulators are responsible for arbitrating interconnection disputes that arise between incumbent LECs and new entrants. In addition, the 1996 Act specifies procedures for state commissions to review and approve interconnection agreements entered into between new entrants and incumbent LECs. The FCC adopted pricing standards and negotiation and arbitration guidelines that the states must follow in reviewing interconnection agreements between incumbent LECs and their competitors. In 1997, a federal appellate court vacated certain portions of the FCC's rules, but in January 1999, the U.S. Supreme Court reversed the lower court and upheld, for the most part, the FCC's interconnection rules. The Supreme Court, however, instructed the FCC to reconsider its determination regarding the extent to which incumbent LECs must provide unbundled elements of their networks to competitors. In response to the Supreme Court's decision, the FCC eliminated several items from its previous list of unbundled network elements and provided a framework for the phase-out of other network elements. The FCC's revised unbundling rules are designed to advance the development of facilities-based competition and to provide incentives for incumbent and competitive carriers to invest in their own facilities and to innovate.

        On July 18, 2000, a federal appellate court vacated the FCC's pricing rules for incumbent LEC pricing of unbundled network elements and interconnection. The U.S. Supreme Court heard oral argument on October 10, 2001 regarding the FCC's interconnection pricing rules. Cox cannot predict the ultimate resolution of these matters. However, if the Supreme Court does not reinstate the FCC's interconnection pricing rules, Cox's interconnection costs could increase. In addition, the FCC is considering modifying its rules governing intercarrier competition. If the FCC modifies these rules, Cox's costs for interconnection could decrease, but Cox also may lose revenues it now receives for providing interconnection to other LECs, including incumbent LECs.

        The terms of intercarrier compensation for local calls to Internet service providers have been the subject of ongoing disputes between competitive local exchange carriers (known as CLECs) and incumbent LECs at state commissions and the FCC. Although most states have ruled otherwise, the FCC has twice held that such traffic is not subject to the standard compensation for termination of local calls. The FCC's initial determination was vacated and remanded to the FCC by a federal appellate court and the FCC's second order is the subject of a pending appeal in that court. If the FCC's rules are upheld, Cox may receive significantly reduced reciprocal compensation payments in the future. In addition, Cox has had repeated disputes with incumbent LECs concerning their refusal to pay reciprocal compensation for Internet-bound traffic and one such dispute is the subject of a pending complaint at the FCC. Cox cannot be assured that it will recover reciprocal compensation for traffic delivered to ISPs to which Cox believes it is entitled under its existing interconnection agreements.

        Under the 1996 Act, new wireline entrants such as Cox are subject to federal regulatory requirements for the provision of local exchange service in any market. Specifically, the 1996 Act required the FCC to implement rules under which all LECs must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale, and access to rights-of-way. The 1996 Act also requires state commissions to review and approve voluntarily negotiated interconnection agreements and to arbitrate unresolved compulsory interconnection negotiations between new entrants and incumbent LECs. These requirements also place burdens on new entrants that may benefit their competitors. In particular, the resale requirement means that a company could seek to resell services using the facilities of a new entrant such as Cox without making a similar investment in facilities. In addition to incumbent LECs and existing competitive access providers, new entrants potentially capable of offering telecommunications services include cable companies, electric utilities, long-distance carriers, microwave carriers, terrestrial and satellite wireless service providers, resellers and private networks built by large end-users or groups of these entities in combination.

        On December 5, 2001, the U.S. Supreme Court heard oral argument in a dispute over whether federal courts can review state public utility commission (PUC) decisions that arise when they arbitrate interconnection disputes between LECs and competitive carriers. The Communications Act permits carriers to appeal PUC decisions to United States district courts. Several state commissions have challenged this provision based on the Eleventh Amendment, which gives states immunity from suits in federal court. Should the Supreme Court determine that states are immune from such suits, all carriers, including Cox, would be limited in their ability to challenge state arbitration decisions in federal court.

        Access Charges.    On April 27, 2001, the FCC adopted an order to prevent CLECs from using the FCC's tariff rules to impose excessive access charges on long distance carriers. The FCC implemented a regime designed to cause the access charge rates of CLECs to decrease over time until they reach the rates charged by incumbent LECs. At the same time, the FCC held that a long distance carrier's refusal to serve the customers of a CLEC whose access charges comply with the FCC's benchmarks generally would constitute a violation of the duty of all common carriers to provide service upon reasonable request. Consequently, while the access charges collected by CLECs, including Cox, could decline under the FCC's order, the order also will ensure that the CLEC's customers have access to a fully interconnected telecommunications network.

        Universal Service.    One of the goals of the Communications Act is to extend telephone service to all citizens of the United States, that is, to provide universal service. This goal was achieved primarily by state commissions maintaining the rates for basic local exchange service at an affordable level. Prior to AT&T's divestiture of its local exchange affiliates pursuant to the AT&T Modified Final Judgment, most observers accepted that incumbent LECs were able to maintain relatively low local rates by subsidizing them with revenues from business and long-distance toll services, and by subsidizing rural service at the expense of urban customers. The extent of these subsidies has been widely disputed and the incumbent LECs that possess this information generally have not made it available for review and verification.

        The 1996 Act continues the goal of preserving and advancing universal service by requiring the FCC to establish an explicit mechanism for subsidizing service to those who might otherwise drop local telephone service. The rules adopted by the FCC in its Universal Service orders require telecommunications carriers (subject to limited exemptions) to contribute to funding existing universal service programs for high-cost carriers and low income customers and to new universal service programs for schools, libraries and rural health care providers. The FCC has adopted a program to fund high-cost service areas that preserves many of the existing subsidies. The FCC is currently considering recommendations of the Rural Task Force, as submitted by the Federal-State Joint Board on Universal Service, for implementing a rural universal service program. Among other recommendations, the proposal calls for an expansion of the services covered by the Universal Service Fund. If adopted, this recommendation could substantially increase carrier contributions to the Universal Service Fund. Moreover, the FCC's recent tentative conclusion that broadband Internet services provided by telephone companies should be classified as information services under the Communications Act has led to questions regarding whether similar services provided by cable operators should be subject to universal service fund contributions.

        Under the proposed contribution factors for the second quarter of 2002, Cox will be required to contribute approximately $6.9 million of its interstate telecommunications revenues to the federal Universal Service Fund. In addition to the federal universal service plan, most or all states likely will adopt their own universal service support mechanisms.

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

        Another goal of the 1996 Act is to increase competition in the telecommunications services market, thereby reducing the need for continuing regulation of these services. To this end, the 1996 Act requires the FCC to streamline its regulation of incumbent LECs and permits the FCC to refrain from regulating particular classes of telecommunications services or providers. The FCC has established a framework for granting certain LECs relief from the FCC's rate level, rate structure and tariffing rules once these LECs satisfy certain competitive criteria, but it has not granted any requests under this framework. To obtain relief, an incumbent must demonstrate that sufficient competition has developed in the incumbent's market for special access and high capacity dedicated transport services to warrant relaxation of the FCC rules for that market. There continues to be activity at both the FCC and the courts by incumbent LECs requesting increased pricing flexibility for special access and high-capacity transport service. While the FCC has granted requests for regulatory forbearance from CLECs, it has not granted such requests from incumbent LECs.

        Telephone Numbering Resources.    Local telephone companies must obtain telephone numbering resources to provide service to their customers. In a series of proceedings over the past six years, the FCC has adopted rules that could affect Cox's access to and use of numbering resources. The most significant FCC rules are intended to promote the efficient use of numbering resources by all telecommunications carriers. In orders released in March and December 2000 and in December 2001, the FCC adopted rules that require carriers to meet specified number usage thresholds before they can obtain additional numbering resources; to share blocks of telephone numbers, a requirement known as "number pooling"; and to provide detailed reports on their number usage, which will be subject to third-party audits. The FCC also has adopted rules and orders that delegate to states a larger role in number conservation, including expanded rights to ration access to numbering resources. Several states served by Cox, including California, Connecticut, Louisiana and Oklahoma, have sought number conservation authority from the FCC.

        State Telecommunications Regulation.    In addition to federal rules and regulations that apply to Cox's telephony operations, state commissions regulate, to varying degrees, the intrastate services of landline telecommunications providers including those of Cox's landline affiliates. New entrants providing local exchange services typically must apply for and receive state certification and operate in accordance with state commission pricing, terms and quality-of-service regulations. Under the 1996 Act, state commissions also must review interconnection agreements entered into between incumbent LECs and new entrants, as well as enforce the terms of disputed agreements. If a state commission refuses to fulfill these responsibilities, carriers may seek relief from the FCC. Cox and several other carriers have been required to seek such relief for matters arising in Virginia because the Virginia State Corporation Commission has determined that it will not consider matters brought under the 1996 Act. The Virginia-related matters now pending before the FCC include disputes concerning the payment of reciprocal compensation for Internet-bound traffic to Cox and other carriers and the arbitration of the terms of interconnection agreements between Verizon and three CLECs, including Cox.

        State commissions also may choose to assess universal service funding contributions from new carriers provided that a state's program is consistent with the FCC's universal service rules. State commissions also are playing an increasing role in telephone number assignment and number conservation policies.

        The foregoing summary does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the cable or telephony industries. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could alter, in varying degrees, the manner in which cable or telephony systems operate. Neither the outcome of these proceedings nor their impact upon the cable or telecommunications industries can be predicted at this time.

Employees

        At December 31, 2001, Cox had approximately 20,700 full-time-equivalent employees. Cox considers its relations with its employees to be satisfactory.

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

        Cox's subsidiary Cox California Telcom, L.L.C. (Cox Telcom) is a defendant in three putative class action lawsuits and two additional non-class action suits that were filed in state and federal courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox Telcom telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code Section 17-200 and violation of California Public Utilities Code Section 2891 and 2891.1. The suits seek damages and injunctive relief. Cox Telcom, along with PacBell, has completed the process of reclaiming tainted PacBell White Pages and reprinting and redistributing corrected books. The parties to two of the class action lawsuits have entered into a stipulation of settlement, which was approved on March 30, 2001. The third class action has been settled and was dismissed with prejudice on June 27, 2001. Cox intends to defend the remaining non-class actions vigorously, though the outcome cannot be predicted at this time.

        Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo on behalf of themselves and all other shareholders of At Home Corporation, also referred to as Excite@Home, as of March 28, 2000 seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home's principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox's former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. See Note 5. "Investments" in Part II, Item 8. "Consolidated Financial Statements and Supplementary Data." The plaintiffs, who continue to seek unspecified compensatory damages, assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. Pursuant to an agreement with the plaintiffs, the defendants have yet to answer the complaint. On February 26, 2001, the Court stayed the action on grounds of forum non conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001 in California Superior Court in San Mateo County. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/Yourman action, thereby staying the case. Cox intends to defend these actions vigorously, though the outcome cannot be predicted at this time.

        On November 14, 2000, GTE.NET, L.L.C. d/b/a Verizon Internet Solutions and Verizon Select Services, Inc. filed suit against Cox in the District Court for the Southern District of California. Verizon alleged that Cox has violated various sections of the Communications Act of 1934 by allegedly refusing to provide Verizon with broadband telecommunications service and interconnection, among other things. On November 29, 2000, Verizon amended its complaint to add CoxCom, Inc., a subsidiary of Cox, as an additional defendant. On January 8, 2002, Verizon filed a second amended complaint, dropping its claims for interconnection and damages. Verizon seeks various forms of relief, including declaratory and injunctive relief. On January 29, 2002, the Court granted defendants' motion to stay the case on primary jurisdiction grounds. Cox and CoxCom intend to defend this action vigorously, though the outcome cannot be predicted at this time.

        On February 6, 2001, plaintiffs Kimberly D. and William L. Bova, on behalf of themselves individually and a putative class of subscribers, sued Cox in United States District Court for the Western District of Virginia. The putative class includes persons outside of California, Nevada, Arizona and Idaho who on or after November 1, 2000 purchased broadband Internet access services from Cox and paid a franchise fee on those services. The suit asserts that the collection of franchise fees by Cox from its broadband Internet access service subscribers outside of the Ninth Circuit is unlawful under the Telecommunications Act of 1996 and seeks restitution of all such fees collected. On October 19, 2001, the Court took the matter off the trial calendar pending a ruling by the United States Supreme Court in NCTA v. Gulf Power Co., No. 00-832. Cox intends to defend the action vigorously, though the outcome cannot be predicted at this time.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to the section entitled "Shareholder Information" of Cox's 2001 Summary Annual Report to Shareholders. See Exhibit 13. "Portion of the Summary Annual Report."

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. for a discussion of events which affect the comparability of the information reflected in the selected consolidated financial data for each of the years in the three year period ended December 31, 2001.

Year Ended December 31
2001	2000	1999	1998	1997
(Millions of Dollars, Excluding Per Share Data)
Statement of Operations Data
Revenues	$4,067.0	$3,506.9	$2,318.1	$1,716.8	$1,610.4
Operating income (loss)	(118.3)	140.8	262.9	201.4	257.1
Interest expense	565.9	550.8	305.7	223.3	202.1
Equity in net losses of affiliated companies	40.0	7.3	90.5	547.2	404.4
Gain on investments, net	1,151.2	3,282.0	1,569.4	2,484.2	64.7
Gain on issuance of stock by affiliated companies	—	—	—	165.3	90.8
Income (loss) before cumulative effect of change in accounting principle	37.9	1,925.3	881.9	1,270.7	(136.5)
Cumulative effect of change in accounting principle	717.1	—	—	—	—
Net income (loss)	755.0	1,925.3	881.9	1,270.7	(136.5)
Basic net income (loss) per share(a)
Income (loss) before cumulative effect of change in accounting principle	$.06	$3.20	$1.54	$2.33	$(0.25)
Cumulative effect of change in accounting principle	1.20	—	—	—	—

Basic net income (loss) per share	$1.26	$3.20	$1.54	$2.33	$(0.25)

Diluted net income (loss) per share(a)
Income (loss) before cumulative effect of change in accounting principle	$.06	$3.16	$1.51	$2.30	$(0.25)
Cumulative effect of change in accounting principle	1.18	—	—	—	—

Diluted net income (loss) per share	$1.24	$3.16	$1.51	$2.30	$(0.25)

Balance Sheet Data
As of December 31
Total assets	$25,061.4	$24,720.8	$26,614.5	$12,878.1	$6,556.6
Debt (including amounts due to CEI)	8,417.7	8,543.8	6,375.8	4,090.8	3,148.8
Cox-obligated capital and preferred securities of subsidiary trusts	1,155.7	1,155.4	1,150.6	—	—
Other Operating and Financial Data
Operating cash flow(b)	$1,421.0	$1,377.3	$901.2	$659.1	$609.8
Operating cash flow margin(b)	34.9%	39.3%	38.9%	38.4%	37.9%
Ratio of debt to operating cash flow(b)(c)	5.9	x	6.2	x	7.1	x	6.2	x	5.2	x
Cash flows provided by operating activities	$798.8	$306.2	$402.0	$667.2	$553.6
Cash flows used in investing activities	(953.3)	(2,077.0)	(3,849.6)	(1,600.4)	(1,108.0)
Cash flows provided by financing activities	163.0	1,815.9	3,450.3	935.6	540.3

	As of December 31
	2001	2000	1999	1998	1997
Customer Data
Basic customers(d)	6,237,888	6,193,317	5,136,184	3,753,608	3,235,338
New services(e)	2,723,173	1,568,424	554,025	169,731	18,941

Revenue Generating Units(f)	8,961,061	7,761,741	5,690,209	3,923,339	3,254,279
Homes passed(g)	9,979,207	9,710,963	8,031,340	5,923,428	5,023,870
Basic penetration(h)	62.5%	63.8%	64.0%	63.4%	64.4%
Premium service units(i)	4,098,881	4,174,447	3,237,013	2,206,833	1,865,184

(a)
All historical per share amounts have been restated to reflect Cox's two-for-one stock split which was effective on May 21, 1999.

(b)
Operating cash flow is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). However, Cox believes that operating cash flow is useful to investors in evaluating its performance because it is a commonly used financial analysis tool for measuring and comparing cable companies in several areas of liquidity, operating performance and leverage. Cox defines operating cash flow as operating income before depreciation, amortization and gain on sale and exchange of cable systems. Operating cash flow should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to net cash provided by operating activities as a measure of liquidity and may not be comparable to similarly titled measures used by other companies.

(c)
Using the fourth quarter annualized operating cash flow, the ratio would have been 7.4x, 5.5x, 5.5x, 5.1x and 4.6x at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the "Consolidated Financial Statements and Supplementary Data" in Item 8.

Overview

        Cox Communications, Inc., an indirect 65.5% majority-owned subsidiary of Cox Enterprises, Inc., is one of the nation's largest multi-service advanced communications companies with U.S. broadband network operations and investments focused on cable programming, telecommunications and technology. Cox operates in one operating segment, broadband communications.

        Cox's business strategy is to utilize the technological capabilities of its advanced broadband network, its strong locally and regionally clustered cable systems and its longstanding commitment to superior customer service to provide an array of entertainment and communications services to both residential and commercial customers in its markets. Today, these services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Additional services could include video on demand, Internet to the television, targeted advertising and other types of interactive and e-commerce applications and services.

Recent Cable System Transactions

2000 Acquisitions and Transactions

        In January 2000, Cox completed the acquisition of cable systems serving approximately 522,000 customers in Kansas, Oklahoma and North Carolina from Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., for $2.7 billion.

        In March 2000, Cox and AT&T Corp. exchanged 50.3 million shares of AT&T common stock previously held by Cox for the stock of AT&T subsidiaries that own certain cable systems serving approximately 495,000 customers and certain other assets and liabilities, including cash. Cox received: cable systems serving Oklahoma and Louisiana; the remaining 20% ownership interest in a partnership in which Cox acquired an 80% interest through its merger with TCA Cable TV, Inc.; Peak Cablevision LLC, which has customers in Oklahoma, Arkansas, Utah and Nevada; and approximately $798.0 million in other assets and liabilities, including cash. Cox recognized a pre-tax gain of $775.9 million in connection with this transaction.

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

Results of Operations

2001 compared with 2000

        The results of operations include the effects of the 2000 transactions as of their respective acquisition dates.

        Total revenues for the year ended December 31, 2001 were $4,067.0 million, a 16% increase over revenues of $3,506.9 million for the year ended December 31, 2000. This increase includes the effects of:

  •
  residential digital video customer growth;
  •
  rate increases implemented primarily in the first quarter of 2001 resulting from increased programming costs and inflation, as well as increased channel availability; and
  •
  growth in both residential and commercial high-speed Internet access and telephony customers; partially offset by
  •
  a decrease in local and national advertising sales resulting from a general economic slowdown.

        Programming costs were $971.1 million for the year ended December 31, 2001, an increase of 13% over the same period in 2000. This increase is due to programming rate increases implemented in January 2001, digital customer growth and channel additions. Selling, general and administrative expenses for the year ended December 31, 2001 increased 31% to $1,674.9 million due primarily to:

  •
  marketing costs related to campaigns aimed at enhancing customer awareness of new services and bundling alternatives;
  •
  other costs, including increased employee headcount, associated with the continued rollout of residential and commercial digital video, high-speed Internet access and telephony services; and
  •
  a one-time non-recurring net charge of approximately $150.2 million associated with the continuation of Excite@Home high-speed Internet service and the transition to Cox High Speed Internet service following the bankruptcy of Excite@Home, as described below.

        In September 2001, Excite@Home, Cox's primary high-speed Internet provider, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequently, Cox and Excite@Home entered into two separate agreements so that Cox would continue to receive high-speed Internet access services from Excite@Home for existing and new customers through February 28, 2002 and so that Excite@Home would provide minimal services to Cox related to the transition of Cox's customers to Cox High Speed Internet service. In February 2002, Cox completed the transition of its customers from Excite@Home's high-speed Internet service to Cox High Speed Internet service.

        Depreciation and amortization for the year ended December 31, 2001 increased to $1,539.2 million from $1,236.5 million for the comparable period in 2000 due to Cox continuing to invest significantly in its broadband network in order to deliver additional programming and services. Operating loss for the year ended December 31, 2001 was $118.3 million, compared to operating income of $140.8 million for the comparable period in 2000.

        Interest expense increased to $565.9 million primarily due to an increase in the issuance of notes and debentures in the first quarter of 2001. For the year ended December 31, 2001, Cox recorded a $212.0 million pre-tax loss on derivative instruments due to a decrease of approximately $279.8 million in the fair value of certain derivative instruments embedded in the exchangeable subordinated debentures issued by Cox, offset by an increase of approximately $67.8 million in the fair value of certain derivative instruments associated with Cox's investments, including Sprint PCS, AT&T and AT&T Wireless.

        Net gain on investments for the year ended December 31, 2001 of $1,151.2 million includes:

  •
  $239.3 million pre-tax gain associated with a one-time reclassification of 19.5 million shares of Cox's investment in Sprint PCS common stock—Series 2 from available-for-sale securities to trading securities upon adoption of Statement of Financial Accounting Standards (SFAS) No. 133;
  •
  $77.4 million pre-tax gain on these shares as a result of the change in market value of Sprint PCS common stock for the twelve months ended December 31, 2001;
  •
  $307.4 million pre-tax gain associated with the satisfaction of Cox's Excite@Home right described below;
  •
  $213.5 million pre-tax gain related to the sale of 12.8 million shares of Sprint PCS common stock—Series 2; and
  •
  $436.1 million pre-tax gain related to the sale of Cox's interests in Outdoor Life Network L.L.C., Speedvision Network, L.L.C. and Cable Network Services, L.L.C. to Fox Sports, L.L.C. and Fox Sports CNS, L.L.C.; partially offset by a
  •
  $73.5 million decline in the fair value of certain other investments considered to be other than temporary.

        In August 2000, Cox consummated an agreement with Excite@Home and AT&T pursuant to which the ownership, voting control and management of Excite@Home were restructured. In connection with these transactions, Cox waived its rights under the Excite@Home stockholders agreement, which, among other things, entitled Cox to designate a person to be elected as a director of Excite@Home by the holders of Excite@Home's Series B common stock. Cox's designee constituted one of five directors elected by the holders of Excite@Home's Series B common stock, and the consent of a majority of such directors was required to authorize and approve certain actions on behalf of Excite@Home. Cox also caused its existing designee on Excite@Home's board of directors, who was elected by the holders of Excite@Home's Series B common stock, to resign. In addition, as part of these transactions, Cox agreed to extend its distribution of certain Excite@Home services through June 2006, subject to certain termination rights. Pursuant to this agreement, Cox was entitled to warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems passed as of March 28, 2000, subject to adjustment under certain circumstances.

        Cox also received the right, under certain circumstances, to sell its shares in Excite@Home to AT&T, with a maximum amount payable to Cox of approximately $1.4 billion in cash or shares of AT&T common stock, as elected by Cox. In January 2001, Cox exercised its right to sell its shares in Excite@Home to AT&T. However, Cox and AT&T agreed to restructure the transaction to provide a more favorable tax structure for AT&T, and in May 2001, AT&T issued 75.0 million shares of AT&T common stock to Cox, Cox retained its Excite@Home common stock and Cox's right to sell its Excite@Home shares to AT&T was satisfied in full. Cox recognized a $307.4 million pre-tax gain in the second quarter of 2001 associated with the exercise and satisfaction of the right-to-sell agreement.

        Minority interest, net of tax, of $71.1 million primarily represents distributions, net of tax, on Cox's obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. On January 1, 2001, Cox adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, resulting in an after-tax cumulative effect of change in accounting principle which increased earnings by $717.1 million and reduced accumulated other comprehensive income by

$194.0 million. Net income for the year ended December 31, 2001 was $755.0 million as compared to $1,925.3 million for the year ended December 31, 2000.

        Operating cash flow is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America. However, Cox believes that operating cash flow is useful to investors in evaluating its performance because it is a commonly used financial analysis tool for measuring and comparing cable companies in several areas of liquidity, operating performance and leverage. Cox defines operating cash flow as operating income before depreciation, amortization and gain on sale and exchange of cable systems. Operating cash flow increased 3% to $1,421.0 million for the year ended December 31, 2001. The operating cash flow margin (operating cash flow as a percentage of revenues) for the year ended December 31, 2001 was 34.9%, a decrease from 39.3% over the year ended December 31, 2000. Operating cash flow, as Cox defines this term, should not be considered as an alternative to net income as an indicator of Cox's performance or as an alternative to net cash provided by operating activities as a measure of liquidity and may not be comparable to similarly titled measures used by other companies.

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

  •
  residential basic and digital video customer growth;
  •
  rate increases implemented primarily in the first quarter of 2000 resulting from increased programming costs and inflation, as well as increased channel availability;
  •
  growth in both residential and commercial high-speed Internet access and telephony customers; and
  •
  growth in local and national advertising sales; partially offset by
  •
  a decrease in residential pay-per-view revenues resulting from fewer national boxing events in 2000.

        Programming costs were $855.8 million for the year ended December 31, 2000, an increase of 52% over the same period in 1999. Of this increase, 39% relates to the 2000 and 1999 transactions. The remaining 13% is due to basic and digital customer growth at existing cable systems, channel additions and programming rate increases offset by fewer national pay-per-view boxing events during 2000. Selling, general and administrative expenses for the year ended December 31, 2000 increased 49% to $1,273.9 million due primarily to:

  •
  increased employee headcount;
  •
  marketing costs related to campaigns aimed at enhancing customer awareness of new services and bundling alternatives;
  •
  other costs associated with the continued rollout of residential and commercial digital video, high-speed Internet access and telephony services; and
  •
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

  •
  $1,193.0 million pre-tax gain on the aggregate sale of 28.1 million shares of Sprint PCS common stock;
  •
  $318.9 million pre-tax gain on the sale of Cox's entire interest in Flextech;
  •
  $775.9 million pre-tax gain in connection with the March 2000 exchange with AT&T; and
  •
  $990.5 million pre-tax gain in connection with the August 2000 transaction among Excite@Home and its principal cable investors, including Cox, as described herein; partially offset by a
  •
  $22.8 million decline in the fair value of certain investments considered to be other than temporary.

        Minority interest, net of tax, of $69.8 million primarily represents distributions, net of tax, on the FELINE PRIDES and RHINOS. Net income for the year ended December 31, 2000 was $1,925.3 million as compared to $881.9 million for the year ended December 31, 1999.

        Operating cash flow increased 53% to $1,377.3 million for the year ended December 31, 2000. The operating cash flow margin for the year ended December 31, 2000 was 39.3%, an increase from 38.9% over the year ended December 31, 1999.

Liquidity and Capital Resources

2001 Uses and Sources of Cash

        As part of Cox's ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services and to make investments in companies primarily focused on cable programming, telecommunications and technology.

        During 2001, Cox made capital expenditures of $2.2 billion. These expenditures were primarily directed at upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband services, including digital video, high-speed Internet access, telephony and video-on-demand. Capital expenditures for 2002 are expected to be approximately $2.0 billion.

        In addition to improvements of existing systems, Cox made strategic investments in businesses focused on cable programming, telecommunications and technology. Investments in these companies of $54.0 million included debt and equity funding. Future funding requirements are expected to total approximately $30.0 million in 2002. These funding requirements may vary significantly from the amounts stated above and will depend on numerous factors as many of these investments are growing businesses and specific financing requirements will change depending on the evolution of these businesses.

        Net revolving credit and commercial paper borrowings decreased $801.4 million for the year ended December 31, 2001 due to net repayments on Cox's commercial paper program. During 2001, Cox repaid approximately $386.7 million of debt, which primarily consisted of $300.0 million aggregate principal amount of 7.0% notes due August 2001 and $33.0 million aggregate principal amount of 6.94% notes due October 2001.

        Distributions paid on capital and preferred securities of subsidiary trusts of $76.0 million consist of quarterly payments on the FELINE PRIDES and RHINOS.

        During 2001, Cox generated $798.8 million from operations. Proceeds from the sale and exchange of investments of $1.3 billion primarily include:

  •
  the sale of 12.8 million shares of Sprint PCS common stock for net proceeds of approximately $318.2 million;

  •
  the sale of 25.0 million shares of AT&T common stock for net proceeds of approximately $525.5 million;
  •
  the sale of 5.0 million shares of AT&T Wireless common stock for net proceeds of approximately $83.1 million; and
  •
  the sale of Cox's interests in Outdoor Life, Speedvision, and Cable Network Services to Fox Sports and Fox Sports CNS for aggregate net proceeds of approximately $439.7 million.

        Proceeds from the issuance of debt and capital and preferred securities of subsidiary trusts of $1.4 billion, net of debt issuance costs, underwriting commissions, discounts and premiums, primarily include:

  •
  the issuance of a series of prepaid forward contracts with maturity dates between 2004 and 2006 to sell up to 19.5 million shares of Cox's Sprint PCS common stock for net proceeds of approximately $389.4 million; and
  •
  the issuances of convertible senior notes, which mature in February 2021 and are convertible into shares of Cox's Class A common stock or, at Cox's option, cash, and 6.75% senior notes, which mature in March 2011, for aggregate net proceeds of approximately $1.0 billion.

2000 Uses and Sources of Cash

        During 2000, Cox made capital expenditures of $2.2 billion to upgrade and rebuild its broadband network. Investments in affiliated companies of $83.3 million included debt and equity funding. Payments for the purchases of cable systems of $2.8 billion primarily represents cash paid in connection with the acquisition of cable systems from Multimedia.

        During 2000, Cox repaid approximately $1.5 billion of debt, which primarily consisted of $525.0 million aggregate principal amount of floating rate notes due August 2000, $425.0 million aggregate principal amount of 6.375% notes due June 2000 and a $500.0 million floating rate bridge loan.

        Repurchase of Class A common stock represents the aggregate cost of repurchasing 5.5 million shares of Cox's Class A common stock for an aggregate cost of $211.9 million in connection with Cox's stock repurchase program, which was announced in April 2000 and authorized Cox to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions.

        Distributions paid on capital and preferred securities of subsidiary trusts of $82.3 million consist of quarterly payments on the FELINE PRIDES and RHINOS.

        During 2000, Cox generated $306.2 million from operations. Proceeds from the sale and exchange of investments of $2.9 billion primarily include:

  •
  the sale of 28.1 million shares of Sprint PCS common stock for net proceeds of approximately $1.4 billion;
  •
  the sale of Cox's entire interest in Flextech for proceeds of approximately $522.3 million; and
  •
  the exchange of AT&T common stock held by Cox for AT&T subsidiaries and approximately $798.0 million in cash.

        Net revolving credit and commercial paper borrowings increased $1.0 billion for the year ended December 31, 2000 due to net borrowings on Cox's commercial paper program. Proceeds from the issuance of debt and capital and preferred securities of subsidiary trusts of $2.5 billion, net of debt issuance costs, underwriting commissions, discounts and premiums, primarily include:

  •
  the issuance of a floating rate bridge loan for aggregate proceeds of $500.0 million;

  •
  the issuance of exchangeable subordinated debentures due 2030, referred to as Premium PHONES, for net proceeds of $269.5 million;

  •
  the issuance of exchangeable subordinated discount debentures due 2020, referred to as the Discount Debentures, for net proceeds of $764.0 million;

  •
  the issuance of 7.75% notes due November 2010 for net proceeds of $792.5 million; and

  •
  the issuance of floating-rate debt instruments due November 2012, referred to as MOPPRS/CHEERS, for net proceeds of $206.3 million.

1999 Uses and Sources of Cash

        During 1999, Cox made capital expenditures of approximately $1.2 billion to upgrade and rebuild its broadband network. Investments in affiliated companies of $31.0 million primarily includes debt and equity funding for NextLink Nevada. Payments for the purchases of cable systems of $3.5 billion primarily represents cash paid in connection with the TCA merger and the acquisition of cable systems from Media General.

        Net revolving credit and commercial paper borrowings decreased $862.4 million due to revolving credit repayments of approximately $350.0 million and net commercial paper repayments of $512.4 million. During 1999, Cox repaid its $150.0 million Floating Rate Reset Notes.

        During 1999, Cox generated $402.0 million from operations. Proceeds from the sale of investments of $987.1 million include the sale of Cox's interest in Telewest Communications plc for proceeds of approximately $727.9 million and the sale of 3.9 million shares of Sprint PCS common stock for net proceeds of approximately $130.3 million.

        Proceeds from the issuance of debt and capital and preferred securities of subsidiary trusts of $4.3 billion, net of debt issuance costs, underwriting commissions, discounts and premiums, primarily include:

  •
  the issuance of senior debt securities for aggregate proceeds of $2.0 billion;

  •
  the issuance of exchangeable subordinated debentures due 2029, referred to as PRIZES, for aggregate proceeds of approximately $1.3 billion;

  •
  the issuance of FELINE PRIDES for net proceeds of $650.0 million; and

  •
  the issuance of RHINOS for aggregate proceeds of $500.0 million.

        Proceeds from the issuance of Class A common stock primarily relates to the issuance of 10.1 million shares of Class A common stock for aggregate proceeds of $350.3 million, net of offering costs of $12.4 million.

Contractual Obligations and Commitments

        The following table contains information relating to Cox's contractual obligations and commitments for the five years subsequent to December 31, 2001 and thereafter. The amounts represent the maximum future contractual obligations (some of which may be settled by delivering equity securities) and are reported without giving effect to any related discounts, premiums and other adjustments necessary to comply with accounting principals generally accepted in the U.S. In addition, Cox has unused letters of credit outstanding totaling $3.6 million at December 31, 2001.

	Payments Due by Period
	Total	Less than 1 Year		1 - 3 Years		4 - 5 Years	After 5 Years
	(Millions of Dollars)
Debt(a)	$9,405.0	$400.0	(b)	$919.3	(c)	$1,174.7	$6,911.0	(d)(e)
Capital leases	140.8	39.0		65.2		36.1	0.5
Operating leases	78.5	21.4		33.0		16.5	7.6
Nonbinding purchase and other commitments.	605.0	408.2		66.1		25.5	105.2
Cox-obligated capital and preferred securities	1,150.0	—		650.0	(f)	—	500.0

Total contractual cash obligations	$11,379.3	$868.6		$1,733.6		$1,252.8	$7,524.3

  (a)
  Excludes $727.4 million of commercial paper borrowings that Cox repaid subsequent to December 31, 2001.

  (b)
  During 2002, a series of debt securities due 2012 representing $200.0 million aggregate principal amount is subject to remarketing. If the remarketing does not occur, Cox would be required to redeem such securities.

  (c)
  During 2003, another series of debt securities due 2033 representing $250.0 million aggregate principal amount is subject to remarketing. If the remarketing does not occur, Cox would be required to redeem such securities.

  (d)
  The holders of Cox's convertible senior notes due 2021 have the right to require Cox to repurchase their notes on February 23, 2003, February 24, 2004, February 23, 2005, February 23, 2006, February 23, 2011 and February 23, 2016. Cox may choose to repurchase the notes with cash or shares of its Class A common stock. Currently, there are $441.7 million aggregate principal amount at maturity of the convertible notes outstanding, and if all of the holders of outstanding convertible notes were to exercise their right to require Cox to repurchase their convertible notes on February 23, 2003, the aggregate purchase price would be $317.9 million.

  (e)
  The holders of Cox's exchangeable subordinated discount debentures due April 19, 2020 have the right to require Cox to repurchase their discount debentures on April 19, 2005, April 19, 2010 and April 19, 2015 at a purchase price equal to the adjusted principal amount of the discount debentures, plus any accrued but unpaid cash interest. Cox may choose to repurchase the discount debentures with cash or shares of PCS common stock of Sprint Corporation. If all of the holders of the discount debentures were to exercise their right to require Cox to repurchase their discount debentures on April 19, 2005, the aggregate purchase price would be $958.1 million.

  (f)
  In 2002, Cox is required to issue its Class A common stock to holders of FELINE PRIDES in satisfaction of the instruments' purchase contract component. To pay for the Class A common stock, a holder of Income PRIDES may elect to participate in the remarketing of the capital securities component of the Income PRIDES and satisfy its purchase obligation under the purchase contract out of the proceeds of the remarketing. If the remarketing does not occur, the capital securities will be returned to Cox in full satisfaction of the Income PRIDES holders' purchase obligations under the purchase contract, and the corresponding FELINE PRIDES would be retired. If the remarketing occurs, the remarketed capital securities would mature in August 2004. For a detailed description of the FELINE PRIDES, see Note 8. "Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts" in Part II, Item 8. "Consolidated Financial Statements and Supplementary Data."

Other

        At December 31, 2001, Cox had approximately $8.4 billion of outstanding indebtedness, net of derivative adjustments made in accordance with SFAS No. 133 which reduced debt by approximately $521.2 million, and $1.2 billion of Cox-obligated capital and preferred securities of subsidiary trusts. In addition, Cox had approximately $4.6 billion of total available financing capacity under its shelf registration statements, revolving credit facilities and commercial paper program at December 31, 2001.

        Subsequent to December 31, 2001, Cox was notified by Moody's Investor Services that Cox's debt was being evaluated for a potential credit rating downgrade. Although Cox is unsure of the outcome of this evaluation, possible effects of a downgrade include, but are not limited to, interest rate increases on new borrowings and reduced access to commercial paper for short-term funding needs. Also in March 2002, Fitch Investor Services, Inc. downgraded Cox's credit rating from BBB+ to BBB, which is comparable to Cox's current rating from Moody's and from Standard and Poor's. Cox believes that the Fitch downgrade will not have a material adverse impact on its liquidity. In any event, Cox will be able to meet its capital needs for the next twelve months and beyond with amounts available under existing revolving credit facilities and its shelf registration statements. In addition, subsequent to December 31, 2001 Cox monetized certain unconsolidated investments. See "Recent Developments" for a further discussion.

        Certain of Cox's debt instruments and credit agreements contain covenants which, among other provisions, restrict the payment of cash dividends or the repurchase of capital stock if certain requirements are not met as to the ratio of debt to operating cash flow. Historically, Cox has not paid dividends nor does Cox intend to pay dividends in the foreseeable future but to reinvest future earnings, consistent with its business strategy. Although Cox was in compliance with its credit facility covenants at December 31, 2001, Cox was restricted from paying dividends.

Transactions with Affiliated Companies

        CEI performs day to day cash management services for Cox. In addition, CEI provides certain other management services to Cox including legal, corporate secretarial, tax, cash management, internal audit, risk management, benefits administration including self-insured health and other insured plans, and other support services. These allocated expenses are based on CEI's estimate of expenses relative to the services provided to Cox in relation to those provided to other divisions of CEI. Cox also pays rent and certain other occupancy costs to CEI for its home office facilities. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox to CEI are subject to change.

        The amounts due to CEI are generally due on demand and represent the net of various transactions, including those described above. Outstanding amounts due from CEI bear interest equal to CEI's current commercial paper borrowing rate, which was 3.0% and 7.6% at December 31, 2001 and 2000, respectively.

        Cox filed a shelf registration statement to register shares of its Class A common stock deliverable by CEI upon exchange of the 2% exchangeable senior notes due 2021 issued by CEI in April 2001, and that shelf registration statement was declared effective by the Securities and Exchange Commission (SEC) in July 2001. Pursuant to the indenture governing the exchangeable notes, CEI was obligated, at the option of the holder, to purchase the exchangeable notes held by such holder if the notes were properly tendered and not withdrawn before the close of business on February 15, 2002. All of the outstanding notes were tendered to CEI, and CEI repurchased all such notes in February 2002. Accordingly, in March 2002, Cox filed a post-effective amendment to its shelf registration statement related to CEI's exchangeable notes to de-register the shares of Class A common stock covered by that registration statement.

        In October 2001, CEI sold 13.5 million shares of Cox Class A common stock it owned to two private investors. In connection with this transaction, Cox entered into agreements providing the two private investors with certain demand and piggy-back registration rights.

        Cox has invested in a series of local joint ventures with Cox Interactive Media, Inc., an indirect, wholly-owned subsidiary of CEI, to develop, operate and promote advertising supported local Internet content, or City Sites, in the markets where Cox operates cable television systems featuring high speed Internet access. Cox is a 49% equity holder in the joint ventures, has contributed approximately $22.3 million in the aggregate and has agreed to certain non-compete provisions. Cox Interactive Media owns the remaining interest in these joint ventures and is responsible for day-to-day operations of the joint ventures. For a more detailed discussion of Cox's related party transactions, see Note 14. "Transactions with Affiliated Companies" in Part II, Item 8. "Consolidated Financial Statements and Supplementary Data."

Recent Developments

        Subsequent to December 31, 2001, Cox terminated all three of its costless equity collar arrangements with respect to AT&T common stock and AT&T Wireless common stock and received aggregate proceeds of approximately $112.8 million. In connection with the terminations, Cox also sold the 22.5 million shares of AT&T common stock and 17.2 million shares of the AT&T Wireless common stock covered by these collar arrangements for aggregate net proceeds of approximately $527.0 million. In addition, Cox sold 12.5 million shares of AT&T common stock and 6.7 million shares of AT&T Wireless common stock that were not covered by collar arrangements for aggregate net proceeds of approximately $263.8 million. As a result of these transactions, Cox no longer holds any shares of AT&T common stock or AT&T Wireless common stock. Cox expects to recognize a loss on these transactions in the first quarter of 2002.

        Cox also terminated its series of costless equity collar arrangements for Sprint PCS common stock and received aggregate proceeds of approximately $151.6 million. In connection with the terminations, Cox sold the 15.8 million shares of Sprint PCS common stock covered by these collar arrangements for aggregate net proceeds of approximately $155.9 million. In addition, Cox sold 9.4 million shares of Sprint PCS common stock that were not covered by these collar arrangements for aggregate net proceeds of approximately $82.8 million. Cox expects to recognize a gain on these transactions in the first quarter of 2002.

        In accordance with the terms of the indenture governing Cox's convertible senior notes due 2021, Cox became obligated to purchase for cash convertible notes tendered and not withdrawn before the close of business on February 22, 2002. Cox repurchased $329.1 million aggregate principal amount at maturity of the convertible notes that had been properly tendered and not withdrawn, for aggregate cash consideration of $232.8 million, which represented the amortized cost of the repurchased notes. As a result, $441.7 million aggregate principal amount at maturity of Cox's convertible notes remain outstanding. In addition, Cox made an aggregate cash payment of $7.5 million to the remaining holders of the convertible notes who elected not to require Cox to repurchase their notes.

Critical Accounting Policies

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. Cox's critical accounting policies are described below. For a detailed description of Cox's significant accounting policies, see Note 2. "Summary of Significant Accounting Policies and Other Items" in Part II, Item 8. "Consolidated Financial Statements and Supplementary Data."

  •
  Plant and equipment. The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Capitalized costs include all direct labor and materials as well as certain indirect costs. The amount of indirect costs that are capitalized, which include employee benefits, warehousing and transportation costs, are estimated based on historical construction costs. Cox performs semi-annual evaluations of these estimates and any changes to the estimates, which may be significant, are included prospectively in the period in which the evaluations are completed.

  •
  Derivatives. Cox uses derivative financial instruments, including interest rate swaps and equity collar arrangements, to manage its exposure to changes in the fair value of certain investments, fixed rate debt and forecasted transactions. The fair value of Cox's derivative financial instruments is affected by interest rates, volatility rates and other market indices. Should actual rates differ from Cox's estimates, revisions to the fair value of Cox's derivative financial instruments may be required.

Recently Issued Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective for Cox on January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

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

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

        Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001. Upon adoption on January 1, 2002, Cox stopped amortizing goodwill and other intangibles with indefinite useful lives. Cox has tentatively concluded that its other intangible assets with indefinite useful lives consist primarily of cable franchises. Based on the current levels of goodwill and other intangibles with indefinite useful lives, Cox expects a reduction of amortization expense and an increase in pre-tax income of approximately $373.0 million for the year ended December 31, 2002 and is currently assessing the impact, if any, of its initial impairment testing.

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. SFAS No. 144, which supersedes SFAS No. 121, will become effective for fiscal years beginning after December 15, 2001. Cox is currently assessing the impact of SFAS No. 144 on its consolidated financial statements.

        At the November 2001 meeting of the Emerging Issues Task Force, or EITF, the FASB staff announced their position regarding the classification of reimbursements for out-of-pocket expenses. The FASB staff believes that these reimbursements should be classified as revenue in the statements of operations. The staff announcement, which will be codified in EITF Topic No. 01-14, is effective for fiscal years beginning after December 15, 2001 and will require comparative financial statements for prior periods to be reclassified. Cox is currently assessing the impact of this announcement, which will be adopted in the first quarter of 2002, on its consolidated financial statements.

Inflation

        Cox believes its operations are not materially affected by inflation.

Caution Concerning Forward-Looking Statements

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

  •
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

  •
  Trends in our businesses, particularly trends in the market for existing and new communications services and changes in our business strategy and development plans.

  •
  Our ability to increase penetration in existing markets, as well as those we enter through acquisitions or other business combinations, including our ability to control costs and maintain high standards of customer service, the extent to which consumer demand for voice, video and data services increases, subscriber availability, retention and growth, subscriber demand and competition.

  •
  Our ability to generate sufficient cash flow to meet our debt service obligations and to finance ongoing operations. Cox operates with a significant level of indebtedness. Cash generated from operating activities and borrowing has been sufficient to fund our debt service, working capital obligations and capital expenditure requirements. We believe that Cox will continue to generate cash and obtain financing sufficient to meet these requirements. However, if Cox were unable to meet these requirements, we would have to consider refinancing our indebtedness or obtaining new financing. Although in the past we have been able to refinance our indebtedness and obtain new financing, there can be no assurance that we will be able to do so in the future or that, if we were able to do so, the terms available would be acceptable to us. In addition, we must manage exposure to interest rate risk due to variable rate debt instruments.

  •
  Our ability to obtain financing on attractive terms.

  •
  Changes in our relationship with, the performance of, and the market value of companies in which we have significant investments, especially investments in telecommunications and technology companies, including Sprint PCS.

  •
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

  •
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Cox has estimated the fair value of its financial instruments as of December 31, 2001 and 2000 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

        The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox's investments stated at fair value are estimated and recorded based on quoted market prices. The fair value of Cox's equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities. Additional information pertinent to the value of the foregoing investments is discussed in Note 5. "Investments" in Part II, Item 8. "Consolidated Financial Statements and Supplementary Data."

        The fair value of interest rate swaps used for hedging purposes was approximately $53.4 million and $35.2 million at December 31, 2001 and 2000, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

        Cox's outstanding commercial paper, revolving credit facilities, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximate fair value at December 31, 2001 and 2000. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

        The estimated fair value of Cox's fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at December 31, 2001 and 2000 are based on quoted market prices or a discounted cash flow analysis using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at December 31, 2001 and 2000 is as follows:

	December 31, 2001			December 31, 2000
	Carrying Value	Fair Value	Fair Value (1% Decrease in Interest Rates)	Carrying Value	Fair Value	Fair Value (1% Decrease in Interest Rates)
	(Millions of Dollars)
Fixed-rate notes and debentures	$5,280.7	$5,258.0	$5,522.9	$4,460.3	$4,459.6	$4,701.9
FELINE PRIDES	652.3	717.0	719.0	647.3	806.0	808.0
Exchangeable subordinated debentures	1,829.5	1,762.6	1,888.2	2,351.8	1,564.0	1,651.0

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COX COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2000	2001
	(Thousands of Dollars)
Assets
Cash	$86,860	$78,442
Accounts and notes receivable, less allowance for doubtful accounts of $33,514 and $25,636	421,111	358,348
Net plant and equipment	7,127,908	5,916,425
Investments	3,515,233	3,896,412
Intangible assets	13,510,894	13,951,246
Amounts due from Cox Enterprises, Inc. (CEI)	13,245	5,808
Other assets	386,185	514,143

Total assets	$25,061,436	$24,720,824

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$674,426	$714,191
Deferred income taxes	4,538,288	4,592,655
Other liabilities	470,397	372,085
Debt	8,417,675	8,543,762

Total liabilities	14,100,786	14,222,693

Commitments and contingencies (Note 17)
Minority interest in equity of consolidated subsidiaries	129,121	126,447
Cox-obligated capital and preferred securities of subsidiary trusts	1,155,738	1,155,411
Shareholders' equity
Series A convertible preferred stock—liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 4,836,372	4,836	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 578,493,107 and 577,725,528; shares outstanding: 572,994,707 and 572,227,128	578,493	577,726
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	3,891,157	3,872,726
Retained earnings	4,912,461	4,157,460
Accumulated other comprehensive income	473,135	787,816
Class A common stock in treasury, at cost: 5,498,400 shares	(211,889)	(211,889)

Total shareholders' equity	9,675,791	9,216,273

Total liabilities and shareholders' equity	$25,061,436	$24,720,824

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2001	2000	1999
	(Thousands of Dollars, Excluding Share Data)
Revenues	$4,066,969	$3,506,931	$2,318,135
Costs and expenses
Programming costs	971,108	855,757	561,343
Selling, general and administrative	1,674,903	1,273,852	855,603
Depreciation	1,185,793	873,405	550,651
Amortization	353,418	363,082	165,049
Gain on sale and exchange of cable systems	—	—	(77,361)

Operating income (loss)	(118,253)	140,835	262,850
Interest expense	(565,934)	(550,824)	(305,736)
Loss on derivative instruments, net	(211,963)	—	—
Equity in net losses of affiliated companies	(40,043)	(7,294)	(90,477)
Gain on investments, net	1,151,172	3,281,986	1,569,389
Other, net	(11,882)	7,411	44,462

Income before income taxes, minority interest and cumulative effect of change in accounting principle	203,097	2,872,114	1,480,488
Income tax expense	94,039	877,031	579,965

Income before minority interest and cumulative effect of change in accounting principle	109,058	1,995,083	900,523
Minority interest, net of tax	(71,147)	(69,828)	(18,595)

Income before cumulative effect of change in accounting principle	37,911	1,925,255	881,928
Cumulative effect of change in accounting principle, net of tax	717,090	—	—

Net income	$755,001	$1,925,255	$881,928

Share data
Basic net income per share
Basic weighted-average shares outstanding	600,365,787	601,951,744	572,608,878
Income before cumulative effect of change in accounting principle	$0.06	$3.20	$1.54
Cumulative effect of change in accounting principle	1.20	—	—

Basic net income per share	$1.26	$3.20	$1.54

Diluted net income per share
Diluted weighted-average shares outstanding	608,816,689	608,548,749	583,081,565
Income before cumulative effect of change in accounting principle	$0.06	$3.16	$1.51
Cumulative effect of change in accounting principle	1.18	—	—

Diluted net income per share	$1.24	$3.16	$1.51

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Class A Common Stock in Treasury, at Cost
		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Series A Preferred Stock			Additional Paid-in Capital	Retained Earnings				Comprehensive Income (Loss)
		Class A	Class C					Total
	(Thousands of Dollars)
December 31, 1998	$4,836	$527,112	$27,598	$1,872,477	$1,350,277	$1,594,266	$—	$5,376,566
Net income					881,928			881,928	$881,928

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		634		14,054				14,688
Issuance of stock related to the TCA merger		38,323		1,607,051				1,645,374
Issuance of common stock related to public offering		10,100		327,784				337,884
Fair value of forward purchase contracts, less the present value of contract adjustment payments issued as a part of FELINE PRIDES				14,273				14,273
Change in net accumulated unrealized gain on securities, net of tax									3,264,871

Other comprehensive income						3,264,871		3,264,871	3,264,871

Comprehensive income									$4,146,799

December 31, 1999	4,836	576,169	27,598	3,835,639	2,232,205	4,859,137	—	11,535,584
Net income					1,925,255			1,925,255	$1,925,255

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		1,557		30,713				32,270
Purchase of 5,498,400 shares of Class A common stock for treasury, at cost							(211,889)	(211,889)
Proceeds from issuance of put options				6,374				6,374
Change in net accumulated unrealized gain on securities, net of tax									(4,071,321)

Other comprehensive loss						(4,071,321)		(4,071,321)	(4,071,321)

Comprehensive loss									$(2,146,066)

December 31, 2000	4,836	577,726	27,598	3,872,726	4,157,460	787,816	(211,889)	9,216,273
Net income					755,001			755,001	$755,001

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		767		18,431				19,198
Change in net accumulated unrealized gain on securities, net of tax									(120,721)
Cumulative effect of change in accounting principle, net of tax									(193,960)

Other comprehensive loss						(314,681)		(314,681)	(314,681)

Comprehensive income									$440,320

December 31, 2001	$4,836	$578,493	$27,598	$3,891,157	$4,912,461	$473,135	$(211,889)	$9,675,791

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2001	2000	1999
	(Thousands of Dollars)
Cash flows from operating activities
Net income	$755,001	$1,925,255	$881,928
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,539,211	1,236,487	715,700
Gain on sale and exchange of cable systems, net	—	—	(77,361)
Loss on derivative instruments, net	211,963	—	—
Equity in net losses of affiliated companies	40,043	7,294	90,477
Deferred income taxes	(306,814)	451,004	366,579
Gain on investments, net	(1,151,172)	(3,281,986)	(1,569,389)
Minority interest, net of dividends paid	71,147	63,227	15,845
Cumulative effect of change in accounting principle, net of tax	(717,090)	—	—
(Increase) decrease in accounts and notes receivable	848	(156,278)	28,719
(Increase) decrease in prepaid expenses	(40,324)	28,629	(117,076)
Increase (decrease) in accounts payable and accrued liabilities	(30,363)	204,009	104,864
Increase (decrease) in other liabilities	42,539	65,297	(43,673)
Increase (decrease) in taxes payable	328,541	(231,631)	33,436
Other, net	55,238	(5,060)	(28,087)

Net cash provided by operating activities	798,768	306,247	401,962

Cash flows from investing activities
Capital expenditures	(2,205,451)	(2,188,168)	(1,154,527)
Investments in affiliated companies	(53,991)	(83,252)	(30,955)
Proceeds from the sale and exchange of investments	1,316,192	2,859,872	987,084
Payments for purchases of cable systems	(1,495)	(2,777,717)	(3,522,412)
(Increase) decrease in amounts due from CEI	(7,437)	109,013	(114,821)
Other, net	(1,160)	3,235	(13,938)

Net cash used in investing activities	(953,342)	(2,077,017)	(3,849,569)

Cash flows from financing activities
Revolving credit and commercial paper borrowings (repayments), net	(801,385)	1,013,672	(862,443)
Proceeds from issuance of debt, net of debt issuance costs, and capital and preferred securities of subsidiary trusts	1,405,887	2,539,747	4,330,323
Repayment of debt	(386,728)	(1,504,010)	(196,875)
Decrease in amounts due to CEI	—	—	(170,596)
Proceeds from issuance of Class A common stock, net of offering costs	10,595	21,954	347,240
Repurchase of Class A common stock	—	(211,889)	—
Distributions paid on capital and preferred securities of subsidiary trusts	(75,955)	(82,260)	—
Other, net	10,578	38,685	2,667

Net cash provided by financing activities	162,992	1,815,899	3,450,316

Net increase in cash	8,418	45,129	2,709
Cash at beginning of period	78,442	33,313	30,604

Cash at end of period	$86,860	$78,442	$33,313

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

        Cox Communications, Inc. (Cox), an indirect 65.5% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is one of the nation's largest multi-service advanced communications companies, serving more than 6.2 million customers as of December 31, 2001. Cox owns U.S. broadband network operations and investments focused on cable programming, telecommunications and technology. Cox operates in one operating segment, broadband communications.

2. Summary of Significant Accounting Policies and Other Items

Basis of Consolidation

        The consolidated financial statements include the accounts of Cox and all wholly-owned, majority-owned or controlled subsidiaries. All intercompany accounts and transactions among consolidated entities have been eliminated.

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

Plant and Equipment

        Plant and equipment are stated at cost less accumulated depreciation. Additions to cable plant generally include material, labor and indirect costs. Depreciation is computed using the straight-line method over estimated useful lives as follows: five to 20 years for buildings and building improvements; five to 12 years for cable systems; and three to 10 years for other plant and equipment. Cox evaluates the depreciation periods of plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

        The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include all direct labor and materials as well as certain indirect costs. The amount of indirect costs that are capitalized, which include employee benefits, warehousing and transportation costs, are estimated based on historical construction costs. Cox performs semi-annual evaluations of these estimates and any changes to the estimates, which may be significant, are included prospectively in the period in which the evaluations are completed. Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are presented as a component of operating income.

Investments

        Investments in affiliated entities are accounted for either under the equity method or are stated at cost depending on Cox's ability to exercise significant influence over the operating and financial policies of the investee. Equity method investments are recorded at cost and adjusted periodically to recognize Cox's proportionate share of the investee's income or loss, additional contributions made and dividends received. When Cox's cumulative proportionate share of loss exceeds the carrying amount of the equity method investment, application of the equity method is suspended and Cox's proportionate share of the investees' loss is not recognized unless Cox is committed to provide further financial support to the investee, including advances from Cox. Cox will resume application of the equity method when the investee becomes profitable and Cox's proportionate share of the investees' earnings equals its cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended. Investments stated at cost are adjusted for any known diminution in value determined to be other than temporary.

        Investments in publicly traded entities are classified as available-for-sale or trading under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at their fair value. Unrealized gains and losses resulting from changes in fair value of available-for-sale securities between measurement dates are recognized as a component of accumulated other comprehensive income. Realized losses for any decline in market value of available-for-sale securities considered to be other than temporary are recognized in earnings. Realized gains and losses on investments sold or impaired are recognized using the first-in first-out method. Unrealized gains and losses resulting from changes in fair value of trading securities are recognized in earnings.

Intangible Assets

        Franchise value is derived from the value ascribed to an acquired subscriber base for which Cox is granted a non-exclusive cable system franchise. Cox has never had a franchise revoked, and it has never been denied a franchise renewal. As an incumbent franchisee, Cox's renewal applications are granted by the local franchising authority on their own merits and not as part of a comparative process with competing applications. A local franchising authority may not unreasonably withhold the renewal of a franchise. Accordingly, franchise value is amortized using the straight-line method over a period of 40 years. The excess cost over the fair value of net assets acquired is amortized using the straight-line method over its estimated useful life not to exceed 40 years.

        Cox assesses on an on-going basis the recoverability of certain intangible assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the fair value. Cox also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

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

Revenue Recognition

        Revenue is recognized as broadband communications services are provided, as persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable and collectability is reasonably assured. Credit risk is managed by disconnecting services to customers who are delinquent. Other revenues are recognized as services are provided. Revenues obtained from the connection of customers to the broadband network are less than related direct selling costs. Therefore, such revenues are recognized as connections have been completed.

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

Earnings Per Share

        Cox computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing income from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner, but also includes the dilutive effect of common stock equivalents and other financial instruments which are convertible or exercisable for Cox Class A common stock as further described in Note 13. "Shareholders' Equity."

Derivative Financial Instruments

        Cox accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective for Cox on January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. See Note 9. "Derivative Instruments and Hedging Activities."

        Cox uses derivative financial instruments designated as fair value hedges, such as interest rate swap agreements to manage exposure to changes in the fair value of certain fixed-rate debt instruments and equity collar agreements to manage exposure to changes in the fair value of common stock of certain public companies whose shares are held by Cox.

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

Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

        Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001. Upon adoption on January 1, 2002, Cox will stop amortizing goodwill and other intangibles with indefinite useful lives. Cox's other intangible assets with indefinite useful lives consist primarily of cable franchises. Based on the current levels of goodwill and other intangibles with indefinite useful lives, Cox expects a reduction of amortization expense and an increase in pre-tax income of approximately $373.0 million for the year ended December 31, 2002 and is currently assessing the impact, if any, of its initial impairment testing.

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. SFAS No. 144, which supersedes SFAS No. 121, will become effective for fiscal years beginning after December 15, 2001. Cox is currently assessing the impact of SFAS No. 144 on its consolidated financial statements.

        At the November 2001 meeting of the Emerging Issues Task Force, or EITF, the FASB staff announced their position regarding the classification of reimbursements for out-of-pocket expenses. The FASB staff believes that these reimbursements should be classified as revenue in the statements of operations. The staff announcement, which will be codified in EITF Topic No. 01-14, is effective for fiscal years beginning after December 15, 2001 and will require comparative financial statements for prior periods to be reclassified. Cox is currently assessing the impact of this announcement, which will be adopted in the first quarter of 2002, on its consolidated financial statements.

Reclassifications

        Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified for comparative purposes with 2001.

3. Cash Management System

        Cox participates in CEI's cash management program, whereby CEI transfers funds from Cox's depository accounts and transfers funds to financial institutions upon daily notification of checks presented for payment. Book overdrafts of $90.7 million and $104.2 million existed at December 31, 2001 and 2000, respectively, as a result of checks outstanding. These book overdrafts are reclassified as accounts payable and are considered financing activities in the Consolidated Statements of Cash Flows.

4. Acquisitions, Dispositions and Exchanges of Businesses

2000 Acquisitions and Transactions

        In January 2000, Cox completed the acquisition of cable systems serving 522,000 customers in Kansas, Oklahoma and North Carolina from Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc., for $2.7 billion.

        In March 2000, Cox and AT&T Corp. (AT&T) exchanged 50.3 million shares of AT&T common stock previously held by Cox for the stock of AT&T subsidiaries that own certain cable systems serving approximately 495,000 customers and certain other assets and liabilities, including cash. Cox received: cable systems serving Oklahoma and Louisiana; the remaining 20% ownership interest in a partnership in which Cox acquired an 80% interest through its merger with TCA Cable TV, Inc. (TCA); Peak Cablevision LLC, which has customers in Oklahoma, Arkansas, Utah and Nevada; and approximately $798.0 million in other assets and liabilities, including cash. Cox recognized a pre-tax gain of $775.9 million in connection with this transaction.

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

	Pro Forma Year Ended December 31
	2000	1999
	(Thousands of Dollars, excluding earnings per share) (unaudited)
Revenue	$3,573,339	$3,050,938
Operating income	142,023	289,954
Net income	1,153,350	773,879
Earnings per share
Basic net income per share	$1.92	$1.28
Diluted net income per share	1.90	1.26

5. Investments

	December 31 2001	December 31 2000
	(Thousands of Dollars)
Equity method investments	$909	$86,394
Investments stated at fair value:
Available-for-sale	2,903,062	3,784,799
Trading securities	475,995	—
Derivative instruments	90,494	—
Investments stated at cost	44,773	25,219

Total investments	$3,515,233	$3,896,412

Equity Method Investments

        Discovery Communications, Inc.    The principal businesses of Discovery are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe and the retail businesses of Discovery.com. In 2000, Cox ceased applying the equity method on its investment in Discovery as Cox's cumulative proportionate share of equity in net losses exceeded the carrying amount of the investment. During the years ended December 31, 2001 and 1999, Cox recognized equity in net losses in affiliated companies of $23.9 million and $11.8 million, respectively, related to its investment in Discovery.

        Cox Communications PCS, L.P.    In May 1999, Cox transferred its remaining 32.0% equity interest in Cox Communications PCS, L.P. (Cox PCS) to Sprint Corporation in exchange for approximately 38.1 million shares of Sprint PCS common stock—Series 2. As a result of this transaction, Cox recognized a pre-tax gain of $908.5 million. During the year ended December 31, 1999, Cox recognized equity in net losses in affiliated companies of $65.1 million, related to its investment in Cox PCS.

        TWC Cable Partners.    In October 1999, Cox reorganized its partnership with Time Warner Entertainment Company, L.P., under which Cox acquired control of the cable system serving Fort Walton Beach, Florida and received $104.5 million, and Time Warner acquired control of the cable system serving Staten Island, New York. Cox recognized a pre-tax gain of $94.8 million in connection with this reorganization. Cox's share of equity in net losses related to its investment in TWC Cable Partners was nominal for the year ended December 31, 1999.

        Outdoor Life/Speedvision.    In July 2001, Cox sold its equity interests in Outdoor Life Network L.L.C., Speedvision Network, L.L.C. and Cable Network Services, L.L.C. to Fox Sports, L.L.C. and Fox Sports CNS, L.L.C. for an aggregate cash purchase price of $439.7 million and recognized a pre-tax gain of $436.1 million.

5. Investments (Continued)

        Summarized combined unaudited financial information for all equity method investments and Cox's proportionate share (determined using Cox's ownership interest in each investment) for 2001, 2000 and 1999 is as follows:

	Combined Financial Information Year Ended December 31			Cox's Proportionate Share Year Ended December 31
	2001	2000	1999	2001	2000	1999
	(Thousands of Dollars) (unaudited)
Revenues	$1,940,486	$1,917,649	$1,732,838	$494,591	$494,137	$470,331
Operating income (loss)	(139,236)	210,339	(350,062)	(38,791)	49,958	(94,911)
Net loss	(184,127)	(221,894)	(450,654)	(50,106)	(56,930)	(121,861)
	Combined Financial Information December 31
	2001	2000
	(Thousands of Dollars) (unaudited)
Current assets	$664,892	$805,318
Noncurrent assets	2,853,576	2,270,890
Current liabilities	733,566	753,099
Noncurrent liabilities	3,418,179	2,862,272

        Cox's proportionate share of the net losses stated above is not equal to the equity in net losses of affiliated companies as reported in the Consolidated Statements of Operations primarily due to discontinuing the application of equity method accounting for certain investments when aggregate net losses from the investments have exceeded their carrying value and amortization of other expenses. At December 31, 2001, the aggregate unamortized excess of Cox's investments over its equity in the underlying net assets of the affiliates was approximately $22.4 million and is being amortized over 35 years.

        The investment balances and supplemental financial information above include the effects of the Cox PCS stock transaction, and Sprint PCS reorganization, as described herein. Additionally, the above balances include investments in and advances to affiliated companies. The advances are generally interest-bearing long-term notes receivable, which total $1.5 million and $36.5 million at December 31, 2001 and 2000, respectively. Interest income recognized on notes receivable was $3.1 million, $4.0 million and $3.6 million in 2001, 2000 and 1999, respectively.

Investments Stated at Fair Value

        The aggregate cost of Cox's investments stated at fair value at December 31, 2001 and 2000 was $2,326.0 million and $2,499.0 million, respectively. Gross unrealized gains and losses on investments were $843.3 million and $76.6 million, respectively, at December 31, 2001 and $1,322.2 million and $36.4 million, respectively, at December 31, 2000. Gross realized gains and losses on investments were $1,339.2 million and $188.0 million, respectively, for the year ended December 31, 2001; $3,306.9 million and $24.9 million, respectively, for the year ended December 31, 2000; and $1,619.1 million and $49.7 million, respectively, for the year ended December 31, 1999.

        Sprint PCS.    Sprint offers personal communications services through its PCS group. At December 31, 2001, Cox's investment in Sprint PCS was comprised of 91.9 million shares of Sprint PCS common stock—Series 2 and warrants and convertible preferred stock which are exercisable for, or convertible into, approximately 10.3 million shares of Sprint PCS common stock—Series 2. The estimated fair value of Cox's investment in Sprint PCS was $2,444.3 million and $2,330.3 million at December 31, 2001 and December 31, 2000, respectively.

        In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. In contemplation of this transaction, Cox recognized a $239.3 million pre-tax gain associated with a one-time reclassification of the 19.5 million shares of Cox's investment in Sprint PCS common stock from available-for-sale securities to trading securities upon adoption of SFAS No. 133. Cox recognized an aggregate pre-tax gain of $77.4 million on these trading securities as a result of the change in their fair value during the year ended December 31, 2001. For a further discussion, see Note 7. "Debt" and Note 9. "Derivative Instruments and Hedging Activities."

        In 2001, Cox entered into a series of costless equity collar arrangements to manage its exposure to market price fluctuations in approximately 15.8 million shares of its Sprint PCS common stock with an aggregate fair value of $350.1 million. Also during 2001, Cox sold a total of 12.8 million shares of its Sprint PCS common stock for net proceeds of approximately $318.2 million and recognized a pre-tax gain of $213.5 million. During 2000, Cox sold a total of 28.1 million shares of its Sprint PCS common stock for aggregate proceeds of $1,422.6 million and recognized total pre-tax gains of $1,193.0 million.

        Subsequent to December 31, 2001, Cox terminated these collar arrangements and received aggregate proceeds of approximately $151.6 million. In connection with the terminations, Cox also sold the 15.8 million shares of Sprint PCS common stock covered by the collar arrangements for aggregate proceeds of approximately $155.9 million. In addition, Cox sold 9.4 million shares of Sprint PCS common stock that were not covered by the collar arrangements for aggregate proceeds of approximately $82.8 million. Cox expects to recognize a gain on these transactions in the first quarter of 2002.

        All Sprint PCS share information reflects a two-for-one stock dividend paid by Sprint in February 2000.

        Flextech plc.    In March 2000, Cox sold its entire interest in Flextech, an English publicly held programming company, for proceeds of $522.3 million and recognized a pre-tax gain of $318.9 million.

        Excite@Home/AT&T.    Excite@Home was both an Internet service provider and supplier of comprehensive Internet navigation services. In August 2000, Cox consummated an agreement with Excite@Home and AT&T pursuant to which the ownership, voting control and management of Excite@Home were restructured. In connection with these transactions, Cox waived its rights under the Excite@Home stockholders agreement, which, among other things, entitled Cox to designate a person to be elected as a director of Excite@Home by the holders of Excite@Home's Series B common stock. Cox's designee constituted one of five directors elected by the holders of Excite@Home's Series B common stock, and the consent of a majority of such directors was required to authorize and approve certain actions on behalf of Excite@Home. Cox also caused its existing designee on Excite@Home's board of directors, who was elected by the holders of Excite@Home's Series B common stock, to resign. In addition, as part of these transactions, Cox agreed to extend its distribution of certain Excite@Home services through June 2006, subject to certain termination rights. Pursuant to this agreement, Cox was entitled to warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems passed as of March 28, 2000, subject to adjustment under certain circumstances.

        Cox also received the right, under certain circumstances, to sell its shares in Excite@Home to AT&T, with a maximum amount payable to Cox of approximately $1.4 billion in cash or shares of AT&T common stock, as elected by Cox. In January 2001, Cox exercised its right to sell Excite@Home shares to AT&T. However, Cox and AT&T agreed to restructure the transaction to provide a more favorable tax structure for AT&T, and in May 2001, AT&T issued 75.0 million shares of AT&T common stock to Cox, Cox retained its Excite@Home common stock and Cox's right to sell its Excite@Home shares to AT&T was satisfied in full. Cox recognized a $307.4 million pre-tax gain in the second quarter of 2001 associated with the exercise and satisfaction of the right-to-sell agreement.

        Also in May 2001, Cox completed a private placement of 25.0 million shares of its AT&T common stock for net proceeds of $525.5 million, which approximated the fair value of these shares. In addition, Cox tendered 15.0 million shares of AT&T common stock for approximately 17.6 million shares of AT&T Wireless common stock in a registered exchange offer and recognized a nominal pre-tax loss. In July 2001, Cox received a stock dividend from AT&T of approximately 11.3 million shares of AT&T Wireless common stock as a result of AT&T's split-off of AT&T Wireless. During 2001, Cox sold 5.0 million shares of AT&T Wireless common stock in open-market transactions for net proceeds of approximately $83.1 million and recognized a nominal pre-tax loss.

        During 2001, Cox entered into a costless equity collar arrangement to manage its exposure to market price fluctuations in 10.0 million shares of its AT&T Wireless common stock. Also, during 2001, Cox entered into two costless equity collar arrangements to manage its exposure to market price fluctuations in 22.5 million shares of its AT&T common stock. Cox pledged 10.0 million AT&T Wireless shares and 22.5 million AT&T shares as collateral for these collar transactions and, in accordance with the collar agreements, Cox deposited 7.2 million AT&T Wireless shares received in connection with the AT&T Wireless split-off in July 2001 as additional collateral under the AT&T collar transactions.

        In September 2001, Excite@Home, Cox's primary high-speed Internet provider, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequently, Cox and Excite@Home entered into two separate agreements so that Cox would continue to receive high-speed Internet access services from Excite@Home for existing and new customers through February 28, 2002 and so that Excite@Home would provide minimal services to Cox related to the transition of Cox's customers to Cox High Speed Internet service. Pursuant to one of these agreements, Cox paid Excite@Home $160.0 million. Of this amount, approximately $150.2 million was recognized in 2001 in Cox's Consolidated Statement of Operations and approximately $9.8 million is attributable to services that will be provided, and hence recognized, in 2002. In February 2002, Cox completed the transition of its customers from Excite@Home's high-speed Internet access service to Cox High Speed Internet service.

        Subsequent to December 31, 2001, Cox terminated all three of its collar transactions and received aggregate proceeds of approximately $112.8 million. In connection with the terminations, Cox also sold the 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock covered by these collar transactions for aggregate net proceeds of approximately $527.0 million. In addition, Cox sold 12.5 million shares of AT&T common stock and 6.7 million shares of AT&T Wireless common stock that were not covered by collar transactions for aggregate net proceeds of approximately $263.8 million. As a result of these transactions, Cox no longer holds any shares of AT&T common stock or

AT&T Wireless common stock. Cox expects to recognize a loss on these transactions in the first quarter of 2002.

        Cox has accounted for its interests in Excite@Home, AT&T and AT&T Wireless common stock at fair value as available-for-sale securities. At December 31, 2001, the estimated fair value of Cox's interests in Excite@Home, AT&T and AT&T Wireless were approximately $0, $634.9 million and $343.5 million, respectively. At December 31, 2000, the estimated fair value of Excite@Home, including the right to sell agreement with AT&T, was approximately $1.4 billion. AT&T Wireless share information reflects the redemption and exchange of AT&T Wireless Group tracking stock for AT&T Wireless common stock as part of the AT&T Wireless split-off from AT&T in July 2001.

        In March 2000, Cox exchanged 50.3 million shares of AT&T common stock previously held by Cox for the stock of AT&T subsidiaries that own certain cable systems. See Note 4. "Acquisitions, Disposals and Exchanges of Businesses."

        Telewest Communications plc.    Telewest is a company that operates and constructs cable television and telephony systems in the United Kingdom. In January 1999, Cox sold its entire interest in Telewest for $727.9 million and recognized a pre-tax gain of $433.1 million.

Other

        During 2001 and 2000, Cox recorded aggregate pre-tax losses of approximately $73.5 million and $22.8 million, respectively, on certain of its investments as a result of a decline in market value that was considered other than temporary. These losses are included in net gain on investments in Cox's Consolidated Statement of Operations.

        Cox has several other fair value, equity and cost method investments which are not, individually or in the aggregate, significant in relation to the Consolidated Balance Sheets at December 31, 2001 and 2000.

6. Income Taxes

        Current and deferred income tax expenses (benefits) are as follows:

	Year Ended December 31
	2001	2000	1999
	(Thousands of Dollars)
Current
Federal	$408,770	$381,276	$164,338
State	(7,917)	44,751	49,048

Total current	400,853	426,027	213,386

Deferred
Federal	(199,731)	362,498	318,672
State	(107,083)	88,506	47,907

Total deferred	(306,814)	451,004	366,579

Net income tax expense	$94,039	$877,031	$579,965

        The difference between net income tax expense and income taxes expected at the U.S. statutory federal income tax rate of 35% are as indicated below:

	Year Ended December 31
	2001	2000	1999
	(Thousands of Dollars)
Federal tax expense at statutory rates on income before income taxes	$71,087	$1,005,240	$518,171
State income taxes (benefit), net of federal benefit	(8,593)	86,617	63,021
Amortization of acquisition adjustments	33,575	33,377	26,104
Gain on exchange of cable system	—	(271,567)	—
Other, net	(2,030)	23,364	(27,331)

Net income tax expense	$94,039	$877,031	$579,965

        Significant components of Cox's net deferred tax liability are as follows:

	December 31
	2001	2000
	(Thousands of Dollars)
Depreciation and amortization	$(3,200,836)	$(3,029,006)
Gain on investments, net	(536,163)	(1,066,904)
Unrealized gain on securities	(418,351)	(493,184)
Cumulative effect of change in accounting principle	(326,750)	—
Other, net	(56,188)	(3,561)

Net deferred tax liability	$(4,538,288)	$(4,592,655)

        Cox is currently subject to various federal and state income tax return audits. Cox does not believe that current income tax audits will have a material impact on its financial statements.

7. Debt

	December 31
	2001	2000
	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	727,384	1,524,772
Medium-term notes	391,183	424,065
Notes and debentures	5,313,517	4,110,409
Exchangeable Subordinated Debentures due November 15, 2029.	981,283	1,272,188
Exchangeable Subordinated Debentures due March 14, 2030	151,823	274,996
Exchangeable Subordinated Discount Debentures due April 19, 2020	696,391	804,646
Capitalized lease obligations	140,866	105,516
Other	15,228	27,170

Total debt	$8,417,675	$8,543,762

Shelf Registrations

        Cox had approximately $2.9 billion available under its existing shelf registration statements at December 31, 2001, of which $575.0 million is reserved in connection with the RHINOS, as described in Note 8. "Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts." In January 2001, Cox filed a shelf registration statement with the SEC under which Cox, or certain wholly-owned Cox financing trusts, may from time to time offer and issue various debt and equity instruments for a maximum aggregate amount up to $2.0 billion. Of the $2.0 billion registered under this registration statement, $444.8 million represents a transfer of the remaining amount available under Cox's July 1999 shelf registration statement. This registration statement was declared effective by the SEC in February 2001.

        In July 2001, Cox and Cox Trust I, a wholly-owned Cox financing trust, filed a new shelf registration statement with the SEC under which Cox or Cox Trust I may issue various debt and equity instruments for a maximum aggregate amount up to $2.0 billion. This registration statement includes $1.5 billion of previously registered but unsold securities transferred from the February 2001 shelf registration statement.

Revolving Credit Agreements

        Cox has a $1.5 billion 364-day credit agreement available through June 28, 2002 and a $0.9 billion 5-year credit agreement available through September 26, 2005. At Cox's election, the interest rate on these credit agreements is based on London Interbank Offered Rate (LIBOR), the certificate of deposit rate plus varying percentages or an alternate base rate. These credit agreements also impose a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow, a measure of performance not calculated in accordance with accounting principles generally accepted in the Unites States of America, and a utilization fee based on the level of borrowings. Cox had no borrowings outstanding under either credit agreement at December 31, 2001 and 2000.

Commercial Paper

        Cox had outstanding commercial paper of approximately $0.7 billion at December 31, 2001 and $1.5 billion at December 31, 2000. This commercial paper is backed by amounts available under Cox's revolving credit agreements. The weighted-average interest rates for outstanding commercial paper were 5.4% and 6.7% for the years ended December 31, 2001 and 2000, respectively.

Medium-Term Notes

        At December 31, 2001 and 2000, Cox had outstanding borrowings under several fixed rate medium-term notes due in varying amounts through 2028 which pay interest in cash at fixed rates ranging from 6.7% to 7.2% per annum. In October 2001, Cox repaid its 6.94% medium term notes due October 1, 2001 upon maturity.

Notes and Debentures

        Cox had outstanding borrowings under several fixed-rate notes and debentures of approximately $5.1 billion and $3.9 billion at December 31, 2001 and 2000, respectively. The fixed-rate notes and debentures are due in varying amounts through 2033 and pay interest in cash at rates ranging from 6.15% to 7.875% per annum. Cox also had an outstanding borrowing under a floating rate note, as described below, of approximately $206.3 million and $206.9 million at December 31, 2001 and 2000, respectively.

        2001 Issuances and Repayments.    In February 2001, Cox privately placed $685.0 million aggregate principal amount at maturity of its convertible senior notes due 2021 for proceeds of $466.6 million, net of an original issue discount of $208.9 million and commissions. In March 2001, Cox privately placed an additional $85.8 million aggregate principal amount at maturity of the convertible notes upon the partial exercise of the initial purchasers' over-allotment option. Cox received additional proceeds of $58.5 million, net of commissions, original issue discount and cash interest accrued since February 2001. The convertible notes are convertible at the option of the holders at any time prior to maturity, and upon conversion, Cox may deliver, at its option, 11.8135 shares of Cox Class A common stock per $1,000 principal amount at maturity or the cash equivalent thereof. The convertible notes pay interest in cash on a semi-annual basis at a rate of 0.348% per annum on the principal amount at maturity. Accretion of the original issue discount plus the semi-annual cash interest payments represents a yield to maturity of 2.25%. In April 2001, Cox filed a registration statement on Form S-3 to register the resale of its convertible senior notes due 2021 and the shares of Class A common stock issuable upon conversion thereof. This registration statement was declared effective by the Securities and Exchange Commission in July 2001.

        In accordance with the terms of the indenture governing the convertible notes, Cox became obligated to purchase for cash convertible notes tendered and not withdrawn before the close of business on February 22, 2002. Cox repurchased $329.1 million aggregate principal amount at maturity of the convertible notes that had been properly tendered and not withdrawn, for aggregate cash consideration of $232.8 million, which represented the amortized cost of the repurchased notes. As a result, $441.7 million aggregate principal amount at maturity of Cox's convertible notes remain outstanding. In addition, Cox made an aggregate cash payment of $7.5 million to the remaining holders of the convertible notes who elected not to require Cox to repurchase their notes.

        In March 2001, Cox issued a series of 6.75% senior notes due March 15, 2011 with an aggregate principal amount of $500.0 million, less offering costs and underwriting commissions of $3.3 million, in a registered public offering. The 6.75% senior notes are unsecured and rank equally with Cox's other senior unsecured indebtedness. In addition, the 6.75% senior notes may be redeemed by Cox in whole or in part at any time prior to maturity at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium, if any. Interest is payable on a semi-annual basis beginning September 15, 2001.

        In August 2001, Cox's 7.0% notes due August 16, 2001 matured, and Cox repaid the $300.0 million aggregate principal amount of such notes.

        2000 Issuances and Repayments.    In January 2000, Cox borrowed $500.0 million under a floating-rate bridge loan, which was subsequently repaid in March 2000. In March 2000, Cox called and redeemed all $525.0 million aggregate principal amount of its floating-rate notes due August 15, 2000. In June 2000, Cox repaid its 6.375% notes with an aggregate principal amount of $425.0 million upon their maturity.

        In November 2000, Cox issued two series of senior debt securities in an offering under its shelf registration statement with an aggregate principal amount of $1.0 billion, less offering costs and underwriting commissions of $5.9 million. Both securities are unsecured and rank equally with Cox's other unsecured senior indebtedness.

        The first series of securities, referred to as the 7.75% Notes, was issued with an aggregate principal amount of $800.0 million and is due November 1, 2010. The 7.75% Notes may be redeemed by Cox in whole or in part at any time prior to maturity at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium, if any. Interest is payable on a semi-annual basis beginning May 1, 2001.

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

Exchangeable Subordinated Debentures

        Exchangeable Subordinated Debentures due November 15, 2029.    In November 1999, Cox issued 14,375,000 PRIZES in a registered public offering for aggregate net proceeds of approximately $1.3 billion, less offering costs and underwriting commissions of approximately $35.0 million. Interest on the PRIZES is payable quarterly at a rate of 7.75% per year on the original principal amount through November 15, 2002, and thereafter at a rate of 2% per year on the original principal amount.

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

        The payment upon maturity of the PRIZES is dependent upon the current market value of the maximum number of reference shares attributable to each PRIZES, plus a final period distribution premium, as defined. Prior to maturity, the PRIZES are exchangeable at the holders' option at any time at an amount dependent upon the current market value of the minimum number of reference shares attributable to each PRIZES, subject to adjustment under certain circumstances. In addition, the PRIZES are redeemable by Cox at any time at a redemption price dependent upon the current market value of the maximum number of reference shares attributable to each PRIZES, plus the final period distribution and a make-whole premium until November 2002. Cox will have to pay an additional amount of premium if redeemed prior to November 15, 2002.

        Exchangeable Subordinated Debentures due March 14, 2030.    In March 2000, Cox issued $275.0 million aggregate principal amount of Premium PHONES in a registered public offering for net proceeds of approximately $269.5 million. Interest on the Premium PHONES is payable semi-annually at a rate of 3% per year on the original principal amount. Each Premium PHONES is indexed to the trading price of 16.28 shares of Sprint PCS common stock.

        Prior to March 14, 2002, the Premium PHONES are exchangeable at the holders' option initially for cash based on the market value of the shares underlying each Premium PHONES. On and after that date, the Premium PHONES can be exchanged by the holder based on the market value of the underlying shares for, at Cox's election, cash, shares of Sprint PCS common stock or a combination of both. In addition, on or after March 17, 2004, Cox may redeem the Premium PHONES for cash based on the market value of the underlying shares, plus accrued and unpaid interest and a final period distribution premium, as defined.

        At maturity, holders of the Premium PHONES are entitled to receive, at Cox's election, cash, equal to the then exchange market value of the underlying shares plus accrued and unpaid interest and a final period distribution, as defined, or the shares underlying the Premium Phones.

        Exchangeable Subordinated Discount Debentures due April 19, 2020.    In April 2000, Cox issued $1.8 billion aggregate principal amount at maturity of Discount Debentures in a registered public offering for proceeds of approximately $764.0 million, net of offering costs and underwriting commissions of $18.7 million and original issue discount of $1.1 billion. Interest on the Discount Debentures is payable semi-annually at a rate of 1% per annum on the original issue price of each debenture. The accretion of the original issue discount plus the 1% interest payments result in an annualized yield to maturity of 5%. Each Discount Debenture is indexed to the trading price of 7.5908 shares of Sprint PCS common stock.

        Prior to April 19, 2002, the Discount Debentures are exchangeable at the holders' option for cash based on the market value of the shares underlying each Discount Debenture. On and after that date, the Discount Debentures can be exchanged by the holder based on the market value of the underlying shares for, at Cox's election, cash, shares of Sprint PCS common stock or a combination of both. The holders may also require Cox to repurchase these securities on certain dates prior to maturity at a purchase price equal to the adjusted principal amount, as defined, plus any accrued and unpaid cash interest. Cox may pay in cash, shares of Sprint PCS common stock or a combination of both.

        On or after April 19, 2005, Cox may redeem some or all of the Discount Debentures for cash at a redemption price per debenture equal to the adjusted principal amount, plus any accrued and unpaid cash interest.

        The PRIZES, Premium PHONES and Discount Debentures are unsecured, subordinated obligations, ranking junior in right of payment to all of Cox's existing and future senior indebtedness. These instruments are accounted for as derivative instruments pursuant to SFAS No. 133. See Note 9. "Derivative Instruments and Hedging Activities" for more information.

Zero-Coupon Debt

        In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock—Series 2 with an aggregate fair value as of the respective trade dates of $502.0 million for proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. These contracts mature at various dates between 2004 and 2006 and, at Cox's election, can be settled in cash or shares of Sprint PCS common stock. Cox has accounted for these contracts as zero-coupon debt instruments and is accreting the $112.6 million original issue discount through the respective contract maturity dates using the effective interest method. Embedded in each of the contracts is an equity collar agreement, which will allow Cox to manage its exposure to fluctuations in the fair value of the Sprint PCS common stock through the contract maturity dates. The equity collar agreements embedded in the contracts are being accounted for as derivative instruments in accordance with the requirements of SFAS No. 133 and the change in fair value of these derivatives between measurement dates is recognized through earnings. See Note 9. "Derivative Instruments and Hedging Activities."

Interest Rate Swaps

        Cox has entered into interest rate swap agreements with banks to manage its exposure to changes in interest rates associated with certain of its fixed-rate debt obligations whereby these fixed-rate debt obligations are effectively converted into floating-rate debt obligations. In August 2001, Cox terminated its interest rate swap agreement expiring on August 15, 2004 with a notional principal amount of $375.0 million that converted the 7.5% fixed rate on certain senior debt securities due August 15, 2004 with an aggregate principal amount of $375.0 million to a variable rate and received approximately $24.0 million in cash which represented the fair value of the instrument. Cox contemporaneously entered into a new interest rate swap agreement expiring on August 15, 2004 with a notional principal amount of $375.0 million to convert the 7.5% fixed rate on certain senior debt securities due August 15, 2004 with an aggregate principal amount of $375.0 million to a variable rate.

        The variable rates with respect to Cox's interest rate swaps are adjusted quarterly based on LIBOR. The notional amounts with respect to the interest rate swaps do not quantify risk, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties. However, Cox does not anticipate nonperformance by the counterparties, and no material loss would be expected in the event of the counterparties' nonperformance. For a further discussion regarding Cox's accounting for interest rate swaps, see Note 9. "Derivative Instruments and Hedging Activities."

        The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox's existing interest rate swaps at December 31, 2001 and 2000:

	December 31
	2001	2000
Notional amount (in thousands)	$1,150,000	$750,000
Average receive interest rate	7.38%	7.02%
Average pay interest rate	4.84%	6.39%
Maturity	2004 - 2006	2004 - 2005

        As a result of the settlements under these agreements, interest expense was reduced by $22.1 million and $3.1 million during the years ended December 31, 2001 and 2000, respectively.

Other

        Certain of Cox's debt instruments and credit agreements contain covenants which, among other provisions, restrict the payment of cash dividends or the repurchase of capital stock if certain requirements are not met as to the ratio of debt to operating cash flow. Operating cash flow, a measure of performance not calculated in accordance with generally accepted accounting principles, is defined as operating income before depreciation, amortization and gain on sale and exchange of cable systems. Historically, Cox has not paid dividends nor does Cox intend to pay dividends in the foreseeable future but to reinvest future earnings, consistent with its business strategy. Although Cox was in compliance with its credit facility covenants at December 31, 2001, Cox was restricted from paying dividends.

        Excluding commercial paper, maturities of long-term debt for each of the five years subsequent to December 31, 2001 and thereafter, are $439.0 million, $312.5 million, $672.0 million, $565.9 million, $644.9 million and $6,911.5 million, respectively. Subsequent to December 31, 2001, Cox repaid all of its commercial paper outstanding of $727.4 million with proceeds from monetizations of certain investments. Included in the maturities of long-term debt are obligations under capital leases of $39.0 million, $35.5 million, $29.7 million, $23.5 million, $12.6 million and $0.5 million for each of the five years subsequent to December 31, 2001 and thereafter, respectively. The maturities of long-term debt represent future contractual obligations and are reported gross of any related discounts, premiums and other adjustments necessary to comply with accounting principles generally accepted in the U.S. These amounts represented a contra liability of approximately $1,855.5 million at December 31, 2001. Certain debt obligations are subject to remarketing prior to maturity, subject to repurchase prior to maturity or may be settled with shares of Sprint PCS common stock.

8. Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts

        Cox Trust II (the Trust), a statutory business trust formed under the laws of the State of Delaware and a wholly-owned consolidated subsidiary of Cox, issued 13 million FELINE PRIDES and 1.3 million Trust capital securities in August 1999 for aggregate proceeds of $650.0 million, less offering costs of $19.5 million. The Trust invested the proceeds in 7% Senior Debentures due 2004 (the Debentures) issued by Cox, which represent the sole assets of the Trust. The Debentures are unsecured, bear interest at a rate of 7% per year payable in cash on a quarterly basis and mature in August 2004. The obligations of the Trust related to the FELINE PRIDES and the Trust capital securities are guaranteed by Cox.

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

        Cox RHINOS Trust (the RHINOS Trust), a statutory business trust formed under the laws of the State of Delaware and a wholly-owned consolidated subsidiary of Cox, issued 500,000 RHINOS to a special purpose entity in October 1999 for aggregate proceeds of $500.0 million, less offering costs of $11.3 million. The RHINOS are long-term auction rate reset preferred securities, representing undivided beneficial interests in the assets of the RHINOS Trust. The RHINOS Trust invested the proceeds in Senior Notes due 2029 (the Notes) issued by Cox, which represent the sole assets of the RHINOS Trust. The obligations of the RHINOS Trust related to the RHINOS are unconditionally guaranteed by Cox. The Notes bear interest and, thus, the RHINOS pay distributions, at a floating rate based on LIBOR plus 75 points per year payable in cash on a quarterly basis and mature in October 2029. The weighted-average interest rate for the Notes was 5.08% and 7.19% for the years ended December 31, 2001 and 2000, respectively.

        The RHINOS are redeemable at Cox's option with the proceeds from one or more public offerings of its Class A common stock. If the RHINOS remain outstanding on or after October 6, 2002 or if the closing price of Cox's Class A common stock falls below $28 per share, subject to adjustment upon the occurrence of certain events, Cox may be required to remarket the RHINOS in a private auction to qualified institutional investors. The interest rate and maturity date of the RHINOS will be reset upon completion of the remarketing. Pursuant to the terms of the RHINOS underwriting agreement, Cox has reserved $575.0 million of availability under an existing shelf registration statement.

        The FELINE PRIDES, stand-alone Trust capital securities and RHINOS have been presented as mezzanine equity in Cox's Consolidated Balance Sheets at December 31, 2001 and 2000. The corresponding distributions on these securities, as well as the contract adjustment payments described above, totaled $68.5 million and $57.5 million, net of tax, for the years ended December 31, 2001 and 2000, respectively, and have been presented as minority interest in the Consolidated Statement of Operations.

9. Derivative Instruments and Hedging Activities

        On January 1, 2001, Cox adopted SFAS No. 133, as amended, which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, Cox recognized a one-time after-tax transition adjustment that increased earnings by approximately $717.1 million and reduced accumulated other comprehensive income by approximately $194.0 million. These amounts have been presented as a cumulative effect of change in accounting principle, net of tax, in the accompanying Consolidated Statement of Operations and Consolidated Statement of Shareholders' Equity for the year ended December 31, 2001.

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

        The following is a summary of Cox's derivative instruments as of December 31, 2001 and the accounting policies it employs for each.

Interest Rate Swap Agreements

        Cox utilizes four interest rate swap agreements to manage its exposure to changes in interest rates associated with certain of its fixed-rate debt obligations whereby these fixed-rate debt obligations are effectively converted into floating-rate debt obligations. Under the provisions of SFAS No. 133, Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Consolidated Balance Sheet. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as they qualify for the short-cut method of accounting for fair value hedges of debt obligations, as prescribed by SFAS No. 133. The aggregate fair value of Cox's interest rate swap agreements approximated a derivative asset of $53.4 million at December 31, 2001.

        As discussed in Note 7. "Debt", in August 2001 Cox terminated one of its four interest rate swap agreements (the Old Swap) and contemporaneously entered into a new interest rate swap agreement (the New Swap). Under SFAS No. 133, Cox de-designated the Old Swap and designated the New Swap as a fair value hedge against certain fixed-rate debt obligations. The New Swap qualifies for the short-cut method of accounting. As a result of terminating the Old Swap, Cox will amortize, as a yield adjustment, the difference, which is nominal, between the par value and carrying amount of the fixed-rate debt obligation over the remaining term of the debt. The effect of this amortization is not material to Cox's consolidated financial statements.

Right-to-Sell Agreement

        Cox received the right to sell its shares of Excite@Home common stock to AT&T in conjunction with the restructuring of Excite@Home in August 2000, as further described in Note 5. "Investments." Cox exercised this right in January 2001 for shares of AT&T common stock and completed this transaction, as restructured, in May 2001 in satisfaction of Cox's right-to-sell agreement. Prior to the adoption of SFAS No. 133, Cox accounted for the right-to-sell agreement at fair value as an investment, classified as available-for-sale, and recognized changes in the fair value as a component of accumulated other comprehensive income. Upon adoption of SFAS No. 133, the right-to-sell agreement met the definition of a freestanding derivative instrument and, as a result, on January 1, 2001, Cox reclassified the unrealized gain on its right to sell agreement of approximately $151.3 million, net of tax, from accumulated other comprehensive income into earnings, classified as a component of the cumulative effect of change in accounting principle in the Consolidated Statement of Operations. Prior to the consummation of the transaction with AT&T, Cox accounted for the right-to-sell agreement as a derivative instrument whereby it was measured at fair value and classified as a component of investments in the Consolidated Balance Sheet. In addition, Cox did not designate the right-to-sell agreement as a hedge of its investment in shares of Excite@Home common stock. Therefore, changes in the fair value of this derivative were recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. During the year ended December 31, 2001, Cox recognized a net gain on derivative instruments as a result of changes in the fair value of the right-to-sell agreement of approximately $46.3 million.

Equity Collar Arrangements

        In March and April 2001, Cox entered into a series of costless equity collar arrangements, expiring on various dates in October 2004, 2005 and 2006, to manage its exposure to market price fluctuations of approximately 15.8 million shares of its Sprint PCS common stock. In June 2001, Cox entered into a costless equity collar arrangement, expiring in June 2003, to manage its exposure to market price fluctuations of 10.0 million shares of its AT&T Wireless common stock. In June and July 2001, Cox entered into two costless collar arrangements, expiring in June 2003 and July 2004, respectively, to manage its exposure to market price fluctuations of 22.5 million shares of its AT&T common stock. Cox has designated and accounted for the costless equity collars as fair value hedges whereby the fair value of the related costless equity collars is classified as a component of other assets in the Consolidated Balance Sheet. In addition, Cox has elected to use an intrinsic value model to measure effectiveness whereby time value will be excluded from the measure of effectiveness on these fair value hedges. Accordingly, changes in the intrinsic value of these derivatives and changes in the fair value of the shares of common stock designated in the hedging relationship are recorded as a derivative gain or loss and investment gain or loss, respectively, in the Consolidated Statement of Operations. In addition, the change in the time value of the costless equity collars is also recognized in earnings and classified as gain or loss on derivative instruments in the Consolidated Statement of Operations.

        The fair value of the costless equity collars approximated a derivative obligation of $4.4 million at December 31, 2001. In addition, during the year ended December 31, 2001, Cox recognized a net loss on derivative instruments as a result of changes in the fair value of the costless equity collars of approximately $4.4 million.

        Subsequent to December 31, 2001, Cox terminated all of its equity collar arrangements. For a further discussion of these transactions, see Note 5. "Investments."

Zero-Coupon Debt

        In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock, as further described in Note 7. "Debt." These prepaid forward contracts meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. Each hybrid instrument is comprised of a zero-coupon debt instrument, as the host contract, and an equity collar that meets the definition of an embedded derivative and derives its value based on the trading price of Sprint PCS common stock. The embedded derivative instruments are not clearly and closely related to the underlying zero-coupon debt instruments since the economic characteristics and risks associated with these derivatives are based on equity prices. Therefore, as prescribed by SFAS No. 133, Cox has separated the embedded derivative instruments from the hybrid instruments based on their relative fair values and has classified these embedded derivatives as a component of debt.

        Cox has not designated the embedded derivative instruments as a hedge of its investment in Sprint PCS common stock. Accordingly, changes in the fair value of these embedded derivatives are recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. The aggregate fair value of the embedded derivative instruments approximated a derivative asset of $40.8 million at December 31, 2001. Cox recognized a net gain on derivative instruments of approximately $40.8 million during the year ended December 31, 2001 as a result of the changes in the fair value of these embedded derivatives. In addition, upon adoption of SFAS No. 133, Cox elected a one-time transfer of 19.5 million shares of its Sprint PCS common stock from available-for-sale to trading securities, as permitted by SFAS No. 133. As a result of this transfer, Cox recognized a pre-tax gain of approximately $239.3 million, representing the accumulated unrealized gain on these shares, previously recorded as a component of accumulated other comprehensive income.

9. Derivative Instruments and Hedging Activities (Continued)

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

        Cox has not designated these embedded derivative instruments as a hedge of its investment in Sprint PCS common stock. Accordingly, changes in the fair value of these embedded derivatives are recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. The aggregate fair value of the embedded derivative instruments approximated a derivative obligation of $583.7 million at December 31, 2001, which has been classified as a component of debt in the Consolidated Balance Sheet, and the net loss on derivative instruments recognized by Cox as a result of changes in the fair value of these embedded derivatives during the year ended December 31, 2001 was approximately $279.8 million.

Stock Purchase Warrants

        Cox holds strategic investments in warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by delivery of net cash or net shares such that Cox would pay no cash upon exercise of the respective warrants are referred to as net settleable warrants and meet the definition of a freestanding derivative instrument, as prescribed by SFAS No. 133. Net settleable warrants are measured at fair value and recognized as a component of investments in the Consolidated Balance Sheet. The fair value of these net settleable warrants approximated a derivative asset of $90.5 million at December 31, 2001.

        Cox has not designated its net settleable warrants as hedging instruments. Accordingly, changes in the fair value of these warrants are recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. Cox recognized a net derivative loss of approximately $14.8 million during the year ended December 31, 2001 as a result of changes in the fair value of its net settleable warrants.

10. Fair Value of Financial Instruments

        Cox has estimated the fair value of its financial instruments as of December 31, 2001 and 2000 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

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

        The fair value of interest rate swaps used for hedging purposes was approximately $53.4 million and $35.2 million at December 31, 2001 and 2000, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

        Cox's outstanding commercial paper, revolving credit facilities, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximate fair value at December 31, 2001 and 2000. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

        The estimated fair value of Cox's fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at December 31, 2001 and 2000 are based on quoted market prices or a discounted cash flow analysis using Cox's incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value and fair value of the fixed-rate instruments at December 31, 2001 and 2000 is as follows:

	December 31
	2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Millions of Dollars)
Fixed-rate notes and debentures	$5,280.7	$5,258.0	$4,460.3	$4,459.6
FELINE PRIDES	652.3	717.0	647.3	806.0
Exchangeable subordinated debentures	1,829.5	1,762.6	2,351.8	1,564.0

11. Retirement Plans

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

        Total pension expense was $17.5 million, $8.8 million, and $5.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        The changes in the projected benefit obligations and changes in plan assets and funded status of the pension plan for the periods ended December 31, 2001 and 2000 are as follows:

	Year Ended December 31
	2001	2000
	(Thousands of Dollars)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$134,594	$100,818
Service cost	19,674	11,380
Interest cost	12,114	9,407
Plan amendments	1,093	603
Actuarial loss	13,654	13,832
Benefits paid	(2,118)	(1,446)

Projected benefit obligation at end of the year	179,011	134,594

Change in Plan Assets
Fair value of plan assets at beginning of year	150,625	134,874
Actual return on plan assets	(6,510)	9,097
Employer contributions	16,104	8,100
Benefits paid	(2,118)	(1,446)

Fair value of plan assets at end of year	158,101	150,625

Funded status of plan	(20,910)	16,031
Unrecognized actuarial gains (losses)	18,808	(15,029)
Unrecognized prior service cost	2,019	1,053
Unrecognized net transition obligation	(153)	(391)

Prepaid (accrued) benefit cost	$(236)	$1,664

        The components of net periodic benefit cost and the weighted-average pension assumptions used in accounting for pension benefits are as follows:

	Year Ended December 31
	2001	2000	1999
	(Thousands of Dollars)
Components of net periodic benefit cost
Service cost	$19,674	$11,380	$10,215
Interest cost	12,114	9,407	7,683
Expected return on plan assets	(13,671)	(11,239)	(9,289)
Prior service cost amortization	127	127	80
Actuarial gain	—	(135)	—
Transition amount amortization	(239)	(239)	(239)

Net periodic total cost	$18,005	$9,301	$8,450

Weighted-average pension assumptions
Discount rate	7.25%	7.50%	8.00%
Expected return on plan assets	9.00	9.00	9.00
Rate of compensation increase	5.00	5.25	5.75

Nonqualified Pension Plan

        Certain key employees of Cox participate in an unfunded, nonqualified supplemental pension plan of CEI which has generally the same benefit payout formula as the pension plan. Total pension expense recorded by Cox for the nonqualified CEI plan was $5.1 million, $3.1 million and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Other Retirement Plans

        CEI provides certain health care and life insurance benefits to substantially all retirees of Cox. Post-retirement expense allocated to Cox by CEI was $3.0 million, $2.6 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The accumulated post-retirement benefit obligation (APBO) attributable to Cox employees and retirees was $24.5 million and $26.3 million at December 31, 2001 and 2000, respectively. The funded status of the post-retirement plan covering the employees of Cox is not determinable. The APBO for the post-retirement plan of CEI substantially exceeded the fair value of assets held in the plan at December 31, 2001 and 2000.

        Actuarial assumptions used to determine the APBO include a discount rate of 7.25%, 7.50% and 8.00% for the years ended December 31, 2001, 2000 and 1999 respectively, and an expected long-term rate of return on plan assets of 9.0% for all three years. For the years ended December 31, 2001, 2000 and 1999, the assumed health care cost trend rate for retirees is 8.5%, 9.0% and 9.5%, respectively. For participants prior to age 65, the trend rate gradually decreases to 5.5% by year 2007 and remains level thereafter. For retirees at age 65 or older, this rate decreases to 5.0% by year 2008. A 1% change in assumed health care cost trend rates would have the following effects as of December 31, 2001:

	1% Increase	1% Decrease
	(Thousands of Dollars)
Effect on service and interest cost components	$416	$(396)
Effect on other post-retirement benefit obligations	5,545	(4,886)

        In addition, substantially all of Cox's employees are eligible to participate in the Savings and Investment plan. Under the terms of the plan, Cox matches 50% of employee contributions up to a maximum of 6% of the employee's base salary. Cox's expense under the plan was $13.7 million, $11.9 million and $7.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

12. Stock Compensation Plans

        At December 31, 2001, Cox had two stock-based compensation plans for employees: a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP). Since the grant price of each LTIP award equals or exceeds the market price at the LTIP grant date, no compensation cost was recognized in 2001, 2000, and 1999. Further, the ESPP qualifies as a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost is recognized for ESPP awards. Had compensation cost for the LTIP and ESPP been determined based on the fair value at the grant dates for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, Cox's as reported and pro forma basic and diluted earnings per share before cumulative effect of change in accounting principle would have been as indicated below:

	Year Ended December 31
	2001	2000	1999
	(Thousands of Dollars, Excluding Per Share Data)
As reported
Earnings before cumulative effect of change in accounting principle	$37,911	$1,925,255	$881,928
Basic earnings per share	$0.06	$3.20	$1.54
Diluted earnings per share	0.06	3.16	1.51
Pro forma
Earnings before cumulative effect of change in accounting principle	$23,087	$1,920,163	$872,928
Basic earnings per share	$0.04	$3.19	$1.52
Diluted earnings per share	0.04	3.16	1.50

Long-Term Incentive Plan

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made in 2001, 2000 and 1999: expected volatility at each grant date averaging 34.6%, 32.1% and 32.6%, respectively, no payment of dividends, expected life of six years and risk-free interest rates calculated at each grant date and averaging 4.9%, 6.4% and 5.5%, respectively.

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

12. Stock Compensation Plans (Continued)

        A summary of the status of Cox's stock options granted under the LTIP as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,975,792	$26.45	4,945,831	$16.40	4,519,002	$12.20
Granted	2,654,845	46.09	1,954,728	50.31	1,041,018	34.62
Exercised	(742,032)	13.43	(674,156)	13.68	(535,525)	13.89
Canceled	(347,569)	47.81	(250,611)	48.60	(78,664)	33.61

Outstanding at end of year	7,541,036	33.66	5,975,792	26.45	4,945,831	16.40

Options exercisable at year-end	3,436,856	$17.43	4,057,265	$15.74	4,722,377	$15.38
Weighted-average grant date fair value of options granted during the year	$19.86		$21.97		$14.48

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$8.49 - 11.31	2,042,352	4.1 years	$10.03	2,042,352	4.1 years	$10.03
19.50 - 21.73	682,005	6.0	19.65	682,005	6.0	19.65
33.59 - 39.66	758,188	7.2	34.48	586,884	7.0	33.67
40.06 - 43.45	146,147	8.8	41.83	—	0.0	—
45.31 - 51.44	3,912,344	8.6	47.97	125,615	8.2	49.89

	7,541,036	7.0	$33.66	3,436,856	5.1	$17.43

        Options to purchase 3,893,157 shares of Class A common stock at $41.55 per share were granted on January 2, 2002.

Employee Stock Purchase Plans

        In January 1998, Cox began administering its second ESPP, which had been adopted in April 1997 (the 1997 ESPP), under which Cox was authorized to issue purchase rights totaling 2,500,000 shares of Class A common stock to substantially all employees who had completed six months of service. Purchase rights totaling 1,116,002 shares were issued under the 1997 ESPP. Under the terms of the 1997 ESPP plan, the purchase price was 85% of the fair market value of the Class A common stock on October 31, 1997 and employees were allowed to purchase the shares via payroll deductions through January 31, 2000, at which time the shares were issued to the employees. As of January 31, 2000, the 1997 ESPP was completed and 883,269 shares were issued to employees. During 2000, no shares were issued to employees resulting from cancellation of employees' participation in the 1997 ESPP or termination of employment. The fair value of the employees' purchase rights granted in 1998 was estimated using the Black-Scholes model with the following assumptions: expected volatility of 30.0%, no payment of dividends, expected life of 2.08 years and risk-free interest rate of 5.7%. The weighted average fair value of each purchase right granted in 1998 was $8.67.

        In April 2000, Cox began administering its third ESPP (the 2000 ESPP), under which Cox is authorized to issue purchase rights totaling 2,000,000 shares of Class A common stock. The 2000 ESPP has four alternate entry dates, two of which commenced in 2000 and two in 2001. Employees are eligible to participate in the 2000 ESPP as of the first entry date on which they are employed and are regularly scheduled to work at least 20 hours per week and are employed as of the grant date corresponding to one of the entry dates. Under the terms of the 2000 ESPP, the purchase price for entry date is the lower of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on March 31, 2002, the end of the 2000 ESPP. The initial purchase price was set at $42.67, $34.72, $40.61 and $34.50 for the first, second, third and fourth entry dates, respectively. Purchase rights totaling 741,457, 98,833, 41,861, and 17,477 shares were issued under the 2000 ESPP for the first, second, third and fourth entry dates, respectively. Employees are allowed to purchase the shares via payroll deductions through March 31, 2002, at which time the shares will be issued. During 2001 and 2000, 9,295 shares and 1,420 shares, respectively, were issued under the 2000 ESPP due to cancellation of employees' participation or termination of employment. The weighted-average fair value of each purchase right granted was $13.18, $7.96, $10.78 and $8.43 for the first, second, third and fourth entry dates, respectively. The fair value of the employees' purchase rights granted in 2001 and 2000 was determined using the Black-Scholes model with the following assumptions for the first, second, third and fourth entry dates: expected volatility of 30.0%, 34.0%, 35.4% and 34.2%, respectively, no payment of dividends, expected life of 2.08 years, 1.54 years, 1.04 years and 0.54 years, respectively, and risk-free interest rate of 6.46%, 5.83%, 3.61% and 2.53%, respectively.

13. Shareholders' Equity

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

Convertible Preferred Stock

        The holders of Series A convertible preferred stock are entitled to one vote per share on all matters upon which holders of Class A common stock are entitled to vote and pay dividends to the extent declared by Cox's Board of Directors. In addition, any time after October 1, 2028 or upon the occurrence of certain events, as defined, Cox may redeem the Series A convertible preferred stock at the original issue price of $22.14 per share, plus accrued and unpaid dividends. The Series A convertible preferred stock is convertible into registered shares of Class A common stock at the option of the holder, based upon a predetermined conversion formula, only after October 1, 2003, a change in control of Cox or notification of liquidation. Also, these shares may automatically convert upon the occurrence of certain events, including the sale of substantially all of Cox's assets, as defined. Cox expects to account for any appreciation realized upon conversion of the Series A convertible preferred stock as contingent purchase price in accordance with APB Opinion No. 16.

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

        In August 1999, Cox issued 38.3 million shares of Class A common stock with a fair value of $1.6 billion to TCA shareholders in connection with the TCA merger, as described in Note 4. "Acquisitions, Dispositions and Exchange of Businesses."

        In August 1999, Cox issued 10,100,000 shares of Class A common stock under an existing shelf registration for aggregate proceeds of $350.3 million, less offering costs of $12.4 million.

Earnings Per Share

        The following table reconciles the numerator and the denominator of the basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31
	2001	2000	1999

	(Thousands of Dollars, excluding per share data
Income before cumulative effect of change in accounting principle(A)	$37,911	$1,925,525	$881,928

Basic weighted average shares outstanding(B)	600,366	601,952	572,609
Effect of dilutive securities:
Employee stock options	643	1,228	2,943
Employee stock purchase plan	596	17	1,023
Convertible preferred stock	7,138	4,997	4,114
Forward purchase contracts forming a part of the FELINE PRIDES	74	355	2,393

Diluted weighted average shares outstanding(C)	608,817	608,549	583,082

Earnings per share before cumulative effect of change in accounting principle
Basic earnings per share(A/B)	$0.06	$3.20	$1.54

Diluted earnings per share(A/C)	$0.06	$3.16	$1.51

        Diluted earnings per share for the years ended December 31, 2001 and 2000 exclude the effect of 10.9 million and 10.7 million shares, respectively, of Class A common stock that may be issued upon redemption of the RHINOS because such effects would be antidilutive. Diluted earnings per share for the year ended December 31, 2001 excludes the effect of 6.7 million shares of Class A common stock that may be issued upon conversion of the convertible senior notes, because such effect would be antidilutive.

Stock Repurchase Program

        In April 2000, Cox approved a stock repurchase program whereby Cox is authorized to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions. During the year ended December 31, 2000, Cox repurchased 5.5 million shares of its Class A common stock on the open market for an aggregate cost of $211.9 million. During 2001, Cox did not repurchase any shares of its Class A common stock under the stock repurchase program.

Other

        At December 31, 2001 and 2000, CEI owned approximately 65.5% and 67.8%, respectively, of the outstanding shares of Cox common stock and held 75.6% and 77.2%, respectively, of the voting power of Cox.

14. Transactions with Affiliated Companies

        CEI performs day to day cash management services for Cox. In addition, CEI provides certain other management services to Cox including legal, corporate secretarial, tax, cash management, internal audit, risk management, benefits administration including self-insured health and other insured plans and other support services. Cox was allocated expenses for the years ended December 31, 2001, 2000 and 1999 of approximately $5.3 million, $3.9 million and $3.3 million, respectively, related to these services. Cox pays rent and certain other occupancy costs to CEI for its home office facilities, which approximated $7.2 million, $6.1 million and $5.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Allocated expenses are based on CEI's estimate of expenses relative to the services provided to Cox in relation to those provided to other divisions of CEI. Rent and occupancy expense is allocated based on occupied space. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox to CEI are subject to change.

        The amounts due to CEI are generally due on demand and represent the net of various transactions, including those described above. Outstanding amounts due from CEI bear interest equal to CEI's current commercial paper borrowing rate, which was 3.0% and 7.6% at December 31, 2001 and 2000, respectively.

        Included in amounts due (to) from CEI are the following transactions:

(Thousands of Dollars)
Intercompany due from CEI, December 31, 1999	$114,821
Cash transferred from CEI	(16,039)
Net operating expense allocations	(92,974)

Intercompany due from CEI, December 31, 2000	5,808
Cash transferred to CEI	151,260
Net operating expense allocations	(143,823)

Intercompany due from CEI, December 31, 2001	$13,245

        Cox filed a shelf registration statement to register shares of its Class A common stock deliverable by CEI upon exchange of the 2% exchangeable senior notes due 2021 issued by CEI in April 2001, and that shelf registration statement was declared effective by the SEC in July 2001. Pursuant to the indenture governing the exchangeable notes, CEI was obligated, at the option of the holder, to purchase the exchangeable notes held by such holder if the notes were properly tendered and not withdrawn before the close of business on February 15, 2002. All of the outstanding notes were tendered to CEI, and CEI repurchased all such notes in February 2002. Accordingly, in March 2002, Cox filed a post-effective amendment to its shelf registration statement related to CEI's exchangeable notes to de-register the shares of Class A common stock covered by that registration statement.

        In October 2001, CEI sold 13.5 million shares of Cox Class A common stock it owned to two private investors. In connection with this transaction, Cox entered into agreements providing the two private investors with certain demand and piggy-back registration rights.

        Cox pays fees to certain entities in which it has an ownership interest in exchange for cable programming. Programming fees paid to such affiliates for the years ended December 31, 2001, 2000 and 1999 were approximately $69.7 million, $64.0 million and $47.0 million, respectively.

        Cox has invested in a series of local joint ventures with Cox Interactive Media, Inc., an indirect, wholly owned subsidiary of CEI, to develop, operate and promote advertising supported local Internet content, or City Sites, in the markets where Cox operates cable television systems featuring high speed Internet access. Cox is a 49% equity holder in the joint ventures, has contributed approximately $22.3 million in the aggregate and has agreed to certain non-compete provisions. Cox Interactive Media owns the remaining interest in these joint ventures and is responsible for day-to-day operations of the joint ventures.

15. Other Comprehensive Income

        The following represents the components of other comprehensive income and related tax effects for the years ended December 31, 2001, 2000 and 1999:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Thousands of Dollars)
For the year ended December 31, 1999
Unrealized gains on securities
Unrealized holding gains arising during the period	$6,006,535	$(2,307,149)	$3,699,386
Less: reclassification adjustment for gains realized in net income	(706,528)	272,013	(434,515)

Other comprehensive income, December 31, 1999	$5,300,007	$(2,035,136)	$3,264,871

For the year ended December 31, 2000
Unrealized gains on securities
Unrealized holding gains arising during the period	$(4,321,955)	$1,660,910	$(2,661,045)
Less: reclassification adjustment for gains realized in net income	(2,293,132)	882,856	(1,410,276)

Other comprehensive income, December 31, 2000	$(6,615,087)	$2,543,766	$(4,071,321)

For the year ended December 31, 2001
Unrealized losses on securities
Unrealized holding losses arising during the period	$212,470	$(81,801)	$130,669
Less: reclassification adjustment for gains realized in net income	(408,762)	157,372	(251,390)
Cumulative effect of change in accounting principle	(315,382)	121,422	(193,960)

Other comprehensive income, December 31, 2001	$(511,674)	$196,993	$(314,681)

        Components of accumulated other comprehensive income consisted of net unrealized gain on securities of $766.7 million ($473.1 million, net of tax) and $1,285.8 million ($787.8 million, net of tax) at December 31, 2001 and 2000, respectively.

16. Supplemental Financial Statement Information

Supplemental Consolidated Balance Sheet Information

	December 31
	2001	2000
	(Thousands of Dollars)
Plant and equipment
Land	$96,818	$84,240
Buildings and building improvements	468,357	375,192
Transmission and distribution plant	8,336,686	6,619,231
Other equipment	963,121	776,776
Construction in progress	463,550	514,005

Plant and equipment, at cost	10,328,532	8,369,444
Less accumulated depreciation	(3,200,624)	(2,453,019)

Net plant and equipment	$7,127,908	$5,916,425

Intangible assets
Franchise value and excess cost over fair value of net assets acquired	$14,905,681	$13,745,968
Other	17,265	1,263,065

Total	14,922,946	15,009,033
Less accumulated amortization	(1,412,052)	(1,057,787)

Net intangible assets	$13,510,894	$13,951,246

Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year Ended December 31
	2001	2000	1999
	(Thousands of Dollars)
Significant non-cash transactions
Satisfaction of Excite@Home right	$1,282,789	$—	$—
AT&T cable system exchange	—	2,658,233	—
Receipt of Excite@Home right	—	990,456	—
Fort Walton Beach cable system acquisition.	—	—	79,457
MediaOne cable system exchange	—	—	93,050
Cox Class A common stock issued in TCA merger	—	—	1,645,373
Assumed TCA indebtedness and other liabilities	—	—	598,369
Cox PCS stock transaction	—	—	794,546
Additional cash flow information
Cash paid for interest	$476,355	$507,196	$244,559
Cash paid for income taxes	79,942	663,639	179,950

17. Commitments and Contingencies

        Cox leases land, office facilities and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $21.1 million, $17.8 million and $9.3 million in 2001, 2000 and 1999, respectively. Future minimum lease payments for each of the five years subsequent to December 31, 2001 are $21.4 million, $18.8 million, $14.2 million, $9.4 million and $7.1 million, respectively, and $7.6 million thereafter for all noncancellable operating leases.

        At December 31, 2001, Cox had outstanding purchase commitments totaling approximately $191.1 million for additions to plant and equipment and $269.7 million to rebuild certain existing cable systems. In addition, Cox had unused letters of credit outstanding totaling $3.6 million at December 31, 2001.

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

        Cox's subsidiary Cox California Telcom, L.L.C. (Cox Telcom) is a defendant in three putative class action lawsuits and two additional non-class action suits that were filed in state and federal courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox Telcom telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code Section 17-200 and violation of California Public Utilities Code Section 2891 and 2891.1. The suits seek damages and injunctive relief. Cox Telcom, along with PacBell, has completed the process of reclaiming tainted PacBell White Pages and reprinting and redistributing corrected books. The parties to two of the class action lawsuits have entered into a stipulation of settlement, which was approved on March 30, 2001. The third class action has been settled and was dismissed with prejudice on June 27, 2001. Cox intends to defend the remaining non-class actions vigorously, though the outcome cannot be predicted at this time.

        Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo on behalf of themselves and all other shareholders of At Home Corporation, also referred to as Excite@Home, as of March 28, 2000 seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home's principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox's former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. See Note 5. "Investments." The plaintiffs, who continue to seek unspecified compensatory damages, assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. Pursuant to an agreement with the plaintiffs, the defendants have yet to answer the complaint. On February 26, 2001, the Court stayed the action on grounds of forum non conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001 in California Superior Court in San Mateo County. On February 7, 2002, the Court

consolidated the Ward action with the Schaffer/Yourman action, thereby staying the case. Cox intends to defend these actions vigorously, though the outcome cannot be predicted at this time.

        On November 14, 2000, GTE.NET, L.L.C. d/b/a Verizon Internet Solutions and Verizon Select Services, Inc. filed suit against Cox in the District Court for the Southern District of California. Verizon alleged that Cox has violated various sections of the Communications Act of 1934 by allegedly refusing to provide Verizon with broadband telecommunications service and interconnection, among other things. On November 29, 2000, Verizon amended its complaint to add CoxCom, Inc., a subsidiary of Cox, as an additional defendant. On January 8, 2002, Verizon filed a second amended complaint, dropping its claims for interconnection and damages. Verizon seeks various forms of relief, including declaratory and injunctive relief. On January 29, 2002, the Court granted defendants' motion to stay the case on primary jurisdiction grounds. Cox and CoxCom intend to defend this action vigorously, though the outcome cannot be predicted at this time.

        On February 6, 2001, plaintiffs Kimberly D. and William L. Bova, on behalf of themselves individually and a putative class of subscribers, sued Cox in United States District Court for the Western District of Virginia. The putative class includes persons outside of California, Nevada, Arizona and Idaho who on or after November 1, 2000 purchased broadband Internet access services from Cox and paid a franchise fee on those services. The suit asserts that the collection of franchise fees by Cox from its broadband Internet access service subscribers outside of the Ninth Circuit is unlawful under the Telecommunications Act of 1996 and seeks restitution of all such fees collected. On October 19, 2001, the Court took the matter off the trial calendar pending a ruling by the United States Supreme Court in NCTA v. Gulf Power Co., No. 00-832. Cox intends to defend the action vigorously, though the outcome cannot be predicted at this time.

        Cox and its subsidiaries are parties to various other legal proceedings which are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox's consolidated financial position, results of operations or cash flows.

18. Unaudited Quarterly Financial Information

        The following table sets forth selected historical quarterly financial information for Cox. This information is derived from unaudited quarterly financial statements of Cox and includes, in the opinion of management, only normal and recurring adjustments that management considers necessary for a fair presentation of the results for such periods.

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Millions of Dollars, excluding per share data)
Revenues	$947.9	$1,001.8	$1,032.0	$1,085.3
Programming costs	237.8	241.6	242.3	249.4
Selling, general and administrative	352.0	378.0	393.4	551.4
Depreciation	259.6	270.0	281.7	374.4
Amortization	92.6	85.8	87.0	88.2

Operating income (loss)	$5.9	$26.4	$27.6	$(178.1)
Income (loss) before cumulative effect of change in accounting principle	$(30.5)	$30.7	$143.0	$(105.2)
Cumulative effect of change in accounting principle	717.1	—	—	—

Net income (loss)	$686.6	$30.7	$143.0	$(105.2)

Basic net income (loss) per share
Income (loss) before cumulative effect of change in accounting principle	$(0.05)	$0.05	$0.24	$(0.18)
Cumulative effect of change in accounting principle	1.19	—	—	—

Basic net income (loss) per share	$1.14	$0.05	$0.24	$(0.18)

Diluted net income (loss) per share
Income (loss) before cumulative effect of change in accounting principle	$(0.05)	$0.05	$0.23	$(0.18)
Cumulative effect of change in accounting principle	1.19	—	—	—

Diluted net income (loss) per share	$1.14	$0.05	$0.23	$(0.18)

	2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Millions of Dollars, excluding per share data)
Revenues	$779.8	$879.0	$902.2	$945.9
Programming costs	195.6	217.7	216.8	225.7
Selling, general and administrative	284.5	324.3	331.2	333.8
Depreciation	178.8	211.4	227.4	255.8
Amortization	78.9	92.5	92.0	99.7

Operating income	$42.0	$33.1	$34.8	$30.9

Net income (loss)	$1,067.5	$91.2	$838.1	$(71.5)

Basic net income (loss) per share	$1.77	$0.15	$1.39	$(0.12)

Diluted net income (loss) per share	$1.74	$0.15	$1.37	$(0.12)

To the Board of Directors and Shareholders of
Cox Communications, Inc.

        We have audited the accompanying consolidated balance sheets of Cox Communications, Inc. (Cox) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Cox's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 9 to the consolidated financial statements, effective January 1, 2001, Cox changed its method of accounting for derivative instruments and hedging activities to conform with Statement of Financial Accounting Standards No. 133, as amended.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 14, 2002

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to Cox's Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Documents incorporated by reference or filed with this Report

(1)
Listed below are the financial statements which are filed as part of this report:

•
Consolidated Balance Sheets at December 31, 2001 and 2000;

•
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999;

•
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999;

•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999; and

•
Notes to Consolidated Financial Statements.

(2)
No financial statement schedules are required to be filed by Items 8 and 14(d) of this report because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

  (3)
  Exhibits required to be filed by Item 601 of Regulation S-K:

        Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
2.1	—	Asset Purchase Agreement between Multimedia Cablevision, Inc. and Cox Communications, Inc. (Incorporated by reference to Exhibit 2.1 to Cox's Current Report on Form 8-K dated and filed with the Commission on July 27, 1999).
2.2	—	Agreement and Plan of Reorganization among Cox Teleport Partners, Inc., TCI Holdings, Inc. and United Cable Television Corporation, dated as of July 6, 1999. (Incorporated by reference to Exhibit 2.1 to Cox's Current Report on Form 8-K/A dated July 7, 1999 and filed with the Commission on July 28, 1999).
3.1	—	Amended Certificate of Incorporation of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)
3.2	—	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox's Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)
4.1	—	Indenture, dated as of June 27, 1995, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Cox's Registration Statement on Form S-1, File No. 33-99116, filed with the Commission on November 8, 1995.)
4.2	—	First Supplemental Indenture, dated as of August 12, 1999, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.4 to Cox's Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 23, 1999.)
4.3	—	Form of Preferred Securities Guarantee Agreement. (Incorporated by reference to Exhibit 4.5 to Cox's Registration Statement on Form S-3, File No. 333-82575, filed with the Commission on July 28, 1999.)
4.4	—	Form of Capital Securities Guarantee Agreement. (Incorporated by reference to Exhibit 4.6 to Cox's Registration Statement on Form S-3, File No. 333-82575, filed with the Commission on August 6, 1999.)
4.5	—	Indenture, dated as of January 30, 1998, between TCA Cable TV, Inc. and Chase Bank of Texas, National Association, as Trustee. (Incorporated by reference to Exhibit 4(a) of TCA's Registration Statement on Form S-3, File No. 333-32015, filed with the Commission on July 24, 1997.)
4.6	—	First Supplemental Indenture, dated as of August 12, 1999, among TCA Cable TV, Inc., Cox Classic Cable, Inc. and Chase Bank of Texas, N.A., as Trustee. (Incorporated by reference to Exhibit 4.2 to Cox's Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 25, 1999.)
4.7	—	Second Supplemental Indenture, dated as of October 6, 1999, between Cox Communications, Inc., as Issuer and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 8, 1999.)

4.8	—	Guarantee Agreement, dated as of October 6, 1999, between Cox Communications, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.2 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 8, 1999.)
4.9	—	Second Supplemental Indenture, dated as of March 14, 2000, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for Cox Communications, Inc., filed with the Commission on March 23, 2000.)
4.10	—	Third Supplemental Indenture, dated as of April 19, 2000, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 of Cox's Current Report on Form 8-K, dated April 19, 2000 and filed with the Commission on April 24, 2000.)
4.11	—	Form of PRIZES. (Incorporated by reference to Exhibit 4.2 of Cox's Registration Statement on Form 8-A, filed with the Commission on November 24, 1999.)
4.12	—	Form of MOPPRS/CHEERS. (Incorporated by reference to Exhibit 4.3 to Cox's Current Report on Form 8-K, dated November 7, 2000 and filed with the Commission on November 9, 2000.)
4.13	—	Fourth Supplemental Indenture, dated as of February 23, 2001, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.13 to Cox's Annual Report on Form 10-K, filed with the Commission on March 19, 2001).
4.14	—	Registration Rights Agreement, dated as of October 1, 1998, among Cox Communications, Inc., G.C. Investments and Barbara J. Greenspun, as Trustee of the Unified Credit Trust. (Incorporated by reference to Exhibit 10.1 to Cox's Current Report on Form 8-K, dated October 1, 1998 and filed with the Commission on October 15, 1998).
4.15	—	Registration Rights Agreement, dated as of February 23, 2001, by and among Cox Communications, Inc. and Salomon Smith Barney Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated, ABN AMRO Rothschild LLC, Fleet Securities, Inc., J.P. Morgan Securities Inc. and SG Cowen Securities Corporation. (Incorporated by reference to Exhibit 4.1 to Cox's Current Report on Form 8-K/A, dated February 13, 2001 and filed with the Commission on March 8, 2001).
4.16	—	Registration Rights Agreement, dated as of October 29, 2001, among Cox Communications, Inc., Cox Enterprises, Inc. and Cascade Investment LLC (Incorporated by reference to Exhibit 4.1 to Cox's Quarterly Report on Form 10-Q/A, filed with the Commission on January 23, 2002).
4.17	—	Registration Rights Agreement, dated as of October 29, 2001, among Cox Communications, Inc., Cox Enterprises, Inc. and Bill & Melinda Gates Foundation. (Incorporated by reference to Exhibit 4.2 to Cox's Quarterly Report on Form 10-Q/A, filed with the Commission on January 23, 2002).
10.1	—	Cox Executive Supplemental Plan of Cox Enterprises, Inc. (Incorporated by reference to Exhibit 10.5 to Cox's Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.) (Management contract or compensatory plan.)

10.2	—	Cox Communications, Inc. Amended and Restated Long-Term Incentive Plan. (Incorporated by reference to Appendix B of Cox's Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 14, 2001.) (Management contract or compensatory plan.)
10.3	—	Cox Communications, Inc. Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.9 to Cox's Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.) (Management contract or compensatory plan.)
10.4	—	Merger and Contribution Agreement, dated as of February 6, 1998, among TCI Satellite Entertainment, Inc., PrimeStar Inc., Time Warner Entertainment Company L.P., Advance/Newhouse Partnership, Comcast Corporation, Cox Communications, Inc., MediaOne of Delaware, Inc. and GE American Communications, Inc. (Incorporated by reference to Exhibit 10.24 to Cox's Annual Report on Form 10-K, filed with the Commission on March 19, 1998.)
10.5	—	364-Day Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, The Chase Manhattan Bank, as Administrative Agent, Bank of America trust and Savings Association, as Syndication Agent, The Bank of New York and Wachovia Bank, N.A., as Co-Documentation Agents and Chase Securities, Inc., as Sole Advisor, Arranger and Book Manager, and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)
10.6	—	Amended and Restated 364-Day Credit Agreement, dated as of June 29, 2001, among Cox Communications, Inc., the banks party thereto, The Chase Manhattan Bank, as Administrative Agent, The Bank of New York and Wachovia Bank, N.A., as Documentation Agents and Bank of America, N.A. and Mizuho Bank as Syndication Agents. (Incorporated by reference to Exhibit 10.1 to Cox's Registration Statement on Form S-3, File No. 333-65102, filed with the Commission on July 13, 2001.)
10.7	—	Five-Year Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., the banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, The Bank of New York and Wachovia Bank, N.A., as Co-Documentation Agents and Chase Securities Inc., as Sole Advisor, Arranger and Book Manager. (Incorporated by reference to Exhibit 10.2 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)
10.8	—	First Amendment, dated as of June 29, 2001, in respect of the Five-Year Credit Agreement dated as of September 26, 2000, among Cox Communications, Inc., the banks party thereto, The Chase Manhattan Bank, as Administrative Agent, The Bank of New York and Wachovia Bank, N.A., as Co-Documentation Agents and Bank of America, N.A., as Syndication Agent. (Incorporated by reference to Exhibit 10.2 to Cox's Registration Statement on Form S-3, File No. 333-65102, filed with the Commission on July 13, 2001.)
10.9	—	Purchase Contract Agreement, dated as of August 12, 1999, between Cox Communications, Inc. and The First National Bank of Chicago, as Purchase Contract Agent. (Incorporated by reference to Exhibit 4.1 to Cox's Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 23, 1999.)

10.10	—	Remarketing Agreement, dated as of August 12, 1999, by and among Cox Communications, Inc., Cox Trust II, The First National Bank of Chicago, as Purchase Contract Agent and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Remarketing Agent. (Incorporated by reference to Exhibit 4.2 to Cox's Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 23, 1999.)
10.11	—	Pledge Agreement, dated as of August 12, 1999, among Cox Communications, Inc., The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The First National Bank of Chicago, as Purchase Contract Agent. (Incorporated by reference to Exhibit 4.3 to Cox's Current Report on Form 8-K, dated August 12, 1999 filed with the Commission on August 23, 1999.)
10.12	—	Remarketing Agreement, dated as of October 6, 1999, among Cox Communications, Inc., Cox RHINOS Trust and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 to Cox's Quarterly Report on Form 10-Q, dated August 12, 1999 filed with the Commission on November 8, 1999.)
10.13	—	Letter Agreement and Term Sheets, dated March 28, 2000, among At Home Corporation, AT&T Corp., Comcast Corporation and Cox Communications, Inc. (Incorporated by reference to Exhibit 1 to Schedule 13D/A filed by AT&T Corp. on March 30, 2000 with respect to At Home Corporation).
10.14	—	Share Issuance Agreement, dated as of May 18, 2001, among Cox Communications, Inc., Cox@Home, Inc. and AT&T Corp. (Incorporated by reference to Exhibit 10.1 to Cox's Current Report on Form 8-K, dated May 8, 2001 and filed with the Commission on May 25, 2001.)
10.15	—	Letter Agreement, dated as of December 3, 2001, among Comcast Cable Communications, Inc., Cox Communications, Inc., Rogers Cable Inc., Insight Communications Company, L.P., Insight Communications Midwest, LLC and Insight Kentucky Partners II, L.P., Mediacom LLC and Mediacom Broadband LLC and affiliates, and Midcontinent Communications, the Official Committee of Unsecuried Creditors appointed in At Home Corporation's Chapter 11 bankruptcy case and At Home Corporation.
13	—	Portions of the 2001 Summary Annual Report to Shareholders (expressly incorporated by reference in Part II, Item 5 of this report).
21	—	Subsidiaries of Cox Communications, Inc.
23	—	Consent of Deloitte & Touche LLP.
24	—	Power of Attorney (included on the signatures page to this report)

(b)
Reports on Form 8-K

Cox filed one report on Form 8-K, dated October 22, 2001, during the fourth quarter of the year ended December 31, 2001 to file a press release announcing the proposed sale to two private investors of 13.5 million shares of its Class A common stock owned by Cox Enterprises, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COX COMMUNICATIONS, INC.
	By:	/s/ JAMES O. ROBBINS James O. Robbins President and Chief Executive Officer
Date: March 26, 2002

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

Signature	Title	Date

/s/ JAMES C. KENNEDY James C. Kennedy	Chairman of the Board of Directors	March 26, 2002
/s/ JAMES O. ROBBINS James O. Robbins	President and Chief Executive Officer; Director (principal executive officer)	March 26, 2002
/s/ JIMMY W. HAYES Jimmy W. Hayes	Executive Vice President, Finance and Administration Chief Financial Officer (principal financial officer)	March 26, 2002
/s/ WILLIAM J. FITZSIMMONS William J. Fitzsimmons	Vice President of Accounting & Financial Planning (principal accounting officer)	March 26, 2002
/s/ JANET M. CLARKE Janet M. Clarke	Director	March 26, 2002
/s/ DAVID E. EASTERLY David E. Easterly	Director	March 26, 2002
/s/ RODNEY W. SCHROCK Rodney W. Schrock	Director	March 26, 2002
/s/ ROBERT C. O'LEARY Robert C. O'Leary	Director	March 26, 2002
/s/ ANDREW J. YOUNG Andrew J. Young	Director	March 26, 2002

www.cox.com

QuickLinks

COX COMMUNICATIONS, INC. 2001 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
COX COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS
COX COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
COX COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
COX COMMUNICATIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY