Form 10-K405/A
period 2001-12-31
COX COMMUNICATIONS INC /DE/
filed 2002-03-28
CIK 25305

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This amended report on Form 10-K/A is being filed solely to correct a typographical printing error. In the original report on Form 10-K, the captions to the columns on the Consolidated Balance Sheets indicating December 31, 2001 and 2000 were reversed. This amendment includes Consolidated Balance Sheets with the year-end captions over the correct columns and an updated consent of the independent auditors. Accordingly, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this amendment contains the complete text of Item 8. "Consolidated Financial Statements and Supplementary Data" and Item 14. "Exhibits, Financial Statement Schedules and Reports on Form 8-K" as amended.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COX COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2001	2000
	(Thousands of Dollars)
Assets
Cash	$86,860	$78,442
Accounts and notes receivable, less allowance for doubtful accounts of $33,514 and $25,636	421,111	358,348
Net plant and equipment	7,127,908	5,916,425
Investments	3,515,233	3,896,412
Intangible assets	13,510,894	13,951,246
Amounts due from Cox Enterprises, Inc. (CEI)	13,245	5,808
Other assets	386,185	514,143

Total assets	$25,061,436	$24,720,824

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$674,426	$714,191
Deferred income taxes	4,538,288	4,592,655
Other liabilities	470,397	372,085
Debt	8,417,675	8,543,762

Total liabilities	14,100,786	14,222,693

Commitments and contingencies (Note 17)
Minority interest in equity of consolidated subsidiaries	129,121	126,447
Cox-obligated capital and preferred securities of subsidiary trusts	1,155,738	1,155,411
Shareholders' equity
Series A convertible preferred stock—liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 4,836,372	4,836	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 578,493,107 and 577,725,528; shares outstanding: 572,994,707 and 572,227,128	578,493	577,726
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	3,891,157	3,872,726
Retained earnings	4,912,461	4,157,460
Accumulated other comprehensive income	473,135	787,816
Class A common stock in treasury, at cost: 5,498,400 shares	(211,889)	(211,889)

Total shareholders' equity	9,675,791	9,216,273

Total liabilities and shareholders' equity	$25,061,436	$24,720,824

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

Atlanta, Georgia
March 14, 2002

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Documents incorporated by reference or filed with this amended report

(1)
Listed below are the financial statements which are filed as part of this amended report:

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

•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999; and

•
Notes to Consolidated Financial Statements.

(2)
No financial statement schedules are required to be filed by Items 8 and 14(d) of this amended report because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)
Exhibits required to be filed by Item 601 of Regulation S-K:

        Listed below are the exhibits which are filed as part of this amended report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description
2.1	—	Asset Purchase Agreement between Multimedia Cablevision, Inc. and Cox Communications, Inc. (Incorporated by reference to Exhibit 2.1 to Cox's Current Report on Form 8-K dated and filed with the Commission on July 27, 1999).
2.2	—	Agreement and Plan of Reorganization among Cox Teleport Partners, Inc., TCI Holdings, Inc. and United Cable Television Corporation, dated as of July 6, 1999. (Incorporated by reference to Exhibit 2.1 to Cox's Current Report on Form 8-K/A dated July 7, 1999 and filed with the Commission on July 28, 1999).
3.1	—	Amended Certificate of Incorporation of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)
3.2	—	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox's Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)
4.1	—	Indenture, dated as of June 27, 1995, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Cox's Registration Statement on Form S-1, File No. 33-99116, filed with the Commission on November 8, 1995.)
4.2	—	First Supplemental Indenture, dated as of August 12, 1999, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.4 to Cox's Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 23, 1999.)

4.3	—	Form of Preferred Securities Guarantee Agreement. (Incorporated by reference to Exhibit 4.5 to Cox's Registration Statement on Form S-3, File No. 333-82575, filed with the Commission on July 28, 1999.)
4.4	—	Form of Capital Securities Guarantee Agreement. (Incorporated by reference to Exhibit 4.6 to Cox's Registration Statement on Form S-3, File No. 333-82575, filed with the Commission on August 6, 1999.)
4.5	—	Indenture, dated as of January 30, 1998, between TCA Cable TV, Inc. and Chase Bank of Texas, National Association, as Trustee. (Incorporated by reference to Exhibit 4(a) of TCA's Registration Statement on Form S-3, File No. 333-32015, filed with the Commission on July 24, 1997.)
4.6	—	First Supplemental Indenture, dated as of August 12, 1999, among TCA Cable TV, Inc., Cox Classic Cable, Inc. and Chase Bank of Texas, N.A., as Trustee. (Incorporated by reference to Exhibit 4.2 to Cox's Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 25, 1999.)
4.7	—	Second Supplemental Indenture, dated as of October 6, 1999, between Cox Communications, Inc., as Issuer and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 8, 1999.)
4.8	—	Guarantee Agreement, dated as of October 6, 1999, between Cox Communications, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.2 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 8, 1999.)
4.9	—	Second Supplemental Indenture, dated as of March 14, 2000, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for Cox Communications, Inc., filed with the Commission on March 23, 2000.)
4.10	—	Third Supplemental Indenture, dated as of April 19, 2000, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 of Cox's Current Report on Form 8-K, dated April 19, 2000 and filed with the Commission on April 24, 2000.)
4.11	—	Form of PRIZES. (Incorporated by reference to Exhibit 4.2 of Cox's Registration Statement on Form 8-A, filed with the Commission on November 24, 1999.)
4.12	—	Form of MOPPRS/CHEERS. (Incorporated by reference to Exhibit 4.3 to Cox's Current Report on Form 8-K, dated November 7, 2000 and filed with the Commission on November 9, 2000.)
4.13	—	Fourth Supplemental Indenture, dated as of February 23, 2001, between Cox Communications, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.13 to Cox's Annual Report on Form 10-K, filed with the Commission on March 19, 2001).
4.14	—	Registration Rights Agreement, dated as of October 1, 1998, among Cox Communications, Inc., G.C. Investments and Barbara J. Greenspun, as Trustee of the Unified Credit Trust. (Incorporated by reference to Exhibit 10.1 to Cox's Current Report on Form 8-K, dated October 1, 1998 and filed with the Commission on October 15, 1998).

4.15	—	Registration Rights Agreement, dated as of February 23, 2001, by and among Cox Communications, Inc. and Salomon Smith Barney Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated, ABN AMRO Rothschild LLC, Fleet Securities, Inc., J.P. Morgan Securities Inc. and SG Cowen Securities Corporation. (Incorporated by reference to Exhibit 4.1 to Cox's Current Report on Form 8-K/A, dated February 13, 2001 and filed with the Commission on March 8, 2001).
4.16	—	Registration Rights Agreement, dated as of October 29, 2001, among Cox Communications, Inc., Cox Enterprises, Inc. and Cascade Investment LLC (Incorporated by reference to Exhibit 4.1 to Cox's Quarterly Report on Form 10-Q/A, filed with the Commission on January 23, 2002).
4.17	—	Registration Rights Agreement, dated as of October 29, 2001, among Cox Communications, Inc., Cox Enterprises, Inc. and Bill & Melinda Gates Foundation. (Incorporated by reference to Exhibit 4.2 to Cox's Quarterly Report on Form 10-Q/A, filed with the Commission on January 23, 2002).
10.1	—	Cox Executive Supplemental Plan of Cox Enterprises, Inc. (Incorporated by reference to Exhibit 10.5 to Cox's Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.) (Management contract or compensatory plan.)
10.2	—	Cox Communications, Inc. Amended and Restated Long-Term Incentive Plan. (Incorporated by reference to Appendix B of Cox's Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 14, 2001.) (Management contract or compensatory plan.)
10.3	—	Cox Communications, Inc. Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.9 to Cox's Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.) (Management contract or compensatory plan.)
10.4	—	Merger and Contribution Agreement, dated as of February 6, 1998, among TCI Satellite Entertainment, Inc., PrimeStar Inc., Time Warner Entertainment Company L.P., Advance/Newhouse Partnership, Comcast Corporation, Cox Communications, Inc., MediaOne of Delaware, Inc. and GE American Communications, Inc. (Incorporated by reference to Exhibit 10.24 to Cox's Annual Report on Form 10-K, filed with the Commission on March 19, 1998.)
10.5	—	364-Day Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, The Chase Manhattan Bank, as Administrative Agent, Bank of America trust and Savings Association, as Syndication Agent, The Bank of New York and Wachovia Bank, N.A., as Co-Documentation Agents and Chase Securities, Inc., as Sole Advisor, Arranger and Book Manager, and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)
10.6	—	Amended and Restated 364-Day Credit Agreement, dated as of June 29, 2001, among Cox Communications, Inc., the banks party thereto, The Chase Manhattan Bank, as Administrative Agent, The Bank of New York and Wachovia Bank, N.A., as Documentation Agents and Bank of America, N.A. and Mizuho Bank as Syndication Agents. (Incorporated by reference to Exhibit 10.1 to Cox's Registration Statement on Form S-3, File No. 333-65102, filed with the Commission on July 13, 2001.)

10.7	—	Five-Year Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., the banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, The Bank of New York and Wachovia Bank, N.A., as Co-Documentation Agents and Chase Securities Inc., as Sole Advisor, Arranger and Book Manager. (Incorporated by reference to Exhibit 10.2 to Cox's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)
10.8	—	First Amendment, dated as of June 29, 2001, in respect of the Five-Year Credit Agreement dated as of September 26, 2000, among Cox Communications, Inc., the banks party thereto, The Chase Manhattan Bank, as Administrative Agent, The Bank of New York and Wachovia Bank, N.A., as Co-Documentation Agents and Bank of America, N.A., as Syndication Agent. (Incorporated by reference to Exhibit 10.2 to Cox's Registration Statement on Form S-3, File No. 333-65102, filed with the Commission on July 13, 2001.)
10.9	—	Purchase Contract Agreement, dated as of August 12, 1999, between Cox Communications, Inc. and The First National Bank of Chicago, as Purchase Contract Agent. (Incorporated by reference to Exhibit 4.1 to Cox's Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 23, 1999.)
10.10	—	Remarketing Agreement, dated as of August 12, 1999, by and among Cox Communications, Inc., Cox Trust II, The First National Bank of Chicago, as Purchase Contract Agent and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Remarketing Agent. (Incorporated by reference to Exhibit 4.2 to Cox's Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 23, 1999.)
10.11	—	Pledge Agreement, dated as of August 12, 1999, among Cox Communications, Inc., The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The First National Bank of Chicago, as Purchase Contract Agent. (Incorporated by reference to Exhibit 4.3 to Cox's Current Report on Form 8-K, dated August 12, 1999 filed with the Commission on August 23, 1999.)
10.12	—	Remarketing Agreement, dated as of October 6, 1999, among Cox Communications, Inc., Cox RHINOS Trust and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 to Cox's Quarterly Report on Form 10-Q, dated August 12, 1999 filed with the Commission on November 8, 1999.)
10.13	—	Letter Agreement and Term Sheets, dated March 28, 2000, among At Home Corporation, AT&T Corp., Comcast Corporation and Cox Communications, Inc. (Incorporated by reference to Exhibit 1 to Schedule 13D/A filed by AT&T Corp. on March 30, 2000 with respect to At Home Corporation).
10.14	—	Share Issuance Agreement, dated as of May 18, 2001, among Cox Communications, Inc., Cox@Home, Inc. and AT&T Corp. (Incorporated by reference to Exhibit 10.1 to Cox's Current Report on Form 8-K, dated May 8, 2001 and filed with the Commission on May 25, 2001.)

10.15	—	Letter Agreement, dated as of December 3, 2001, among Comcast Cable Communications, Inc., Cox Communications, Inc., Rogers Cable Inc., Insight Communications Company, L.P., Insight Communications Midwest, LLC and Insight Kentucky Partners II, L.P., Mediacom LLC and Mediacom Broadband LLC and affiliates, and Midcontinent Communications, the Official Committee of Unsecuried Creditors appointed in At Home Corporation's Chapter 11 bankruptcy case and At Home Corporation. (Incorporated by reference to Exhibit 10.15 to Cox's Annual Report on Form 10-K filed with the Commission on March 26, 2002).
13	—	Portions of the 2001 Summary Annual Report to Shareholders. (Incorporated by reference to Exhibit 13 to Cox's Annual Report on Form 10-K filed with the Commission on March 26, 2002.
21	—	Subsidiaries of Cox Communications, Inc. (Incorporated by reference to Exhibit 21 to Cox's Annual Report on Form 10-K filed with the Commission on March 26, 2002).
23	—	Consent of Deloitte & Touche LLP.
24	—	Power of Attorney (included on the signatures page to the original report on Form 10-K filed with the Commission on March 26, 2002.)

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

COX COMMUNICATIONS, INC.
By:	/s/ JIMMY W. HAYES Jimmy W. Hayes Executive Vice President and Chief Financial Officer

Date: March 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cox Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

* James C. Kennedy	Chairman of the Board of Directors	March 27, 2002
* James O. Robbins	President and Chief Executive Officer; Director (principal executive officer)	March 27, 2002
/s/ JIMMY W. HAYES Jimmy W. Hayes	Executive Vice President, Finance and Administration Chief Financial Officer (principal financial officer)	March 27, 2002
/s/ WILLIAM J. FITZSIMMONS William J. Fitzsimmons	Vice President of Accounting & Financial Planning (principal accounting officer)	March 27, 2002
* Janet M. Clarke	Director	March 27, 2002
* David E. Easterly	Director	March 27, 2002
* Rodney W. Schrock	Director	March 27, 2002
* Robert C. O'Leary	Director	March 27, 2002
* Andrew J. Young	Director	March 27, 2002

*
Power of Attorney

        Jimmy W. Hayes, by signing his name hereto, does sign this document on behalf of each of the persons indicated above for whom he is attorney-in-fact pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

QuickLinks

Explanatory Note
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