Form 10-Q
period 2002-03-31
COX COMMUNICATIONS INC /DE/
filed 2002-05-14
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

     There were 573,148,270 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of May 1, 2002.

Cox Communications, Inc.

Form 10-Q
For the Quarter Ended March 31, 2002

Part I – Financial Information

Item 1.      Consolidated Financial Statements

Cox Communications, Inc.
Consolidated Balance Sheets

	March 31	December 31
	2002	2001

	(unaudited)
	(Thousands of Dollars)
Assets
Cash	$135,094	$86,860
Accounts and notes receivable, less allowance for doubtful accounts of $33,652 and $33,514	373,544	421,111
Net plant and equipment	7,309,441	7,127,908
Investments	849,291	3,515,233
Intangible assets	13,513,786	13,510,894
Amounts due from Cox Enterprises, Inc. (CEI)	245,287	13,245
Other assets	348,311	386,185

Total assets	$22,774,754	$25,061,436

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$697,853	$674,426
Deferred income taxes	4,222,280	4,538,288
Other liabilities	536,546	470,397
Debt	6,931,384	8,417,675

Total liabilities	12,388,063	14,100,786

Commitments and contingencies (Note 10)

Minority interest in equity of consolidated subsidiaries	130,436	129,121
Cox-obligated capital and preferred securities of subsidiary trusts	1,156,138	1,155,738

Shareholders’ equity
Series A convertible preferred stock – liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 4,836,372	4,836	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 578,643,923 and 578,493,107; shares outstanding: 573,134,786 and 572,994,707	578,644	578,493
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	3,894,795	3,891,157
Retained earnings	5,048,033	4,912,461
Accumulated other comprehensive income (loss)	(241,452)	473,135
Class A common stock in treasury, at cost: 5,509,137 and 5,498,400 shares	(212,337)	(211,889)

Total shareholders’ equity	9,100,117	9,675,791

Total liabilities and shareholders’ equity	$22,774,754	$25,061,436

See notes to consolidated financial statements.

Cox Communications, Inc.
Consolidated Statements of Operations

	Three Months
	Ended March 31

	2002	2001

	(unaudited)
	(Thousands of Dollars, excluding share data)
Revenues	$1,178,042	$991,419
Costs and expenses
Programming costs	263,878	235,131
Selling, general and administrative	522,099	398,156
Depreciation and amortization	325,792	352,225

Operating income	66,273	5,907
Interest expense	(127,617)	(153,853)
Gain (loss) on derivative instruments, net	719,763	(7,012)
Equity in net losses of affiliated companies	(2,813)	(5,819)
Gain (loss) on investments, net	(408,730)	158,895
Other, net	735	(398)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	247,611	(2,280)
Income tax expense	99,970	11,807

Income (loss) before minority interest and cumulative effect of change in accounting principle	147,641	(14,087)
Minority interest, net of tax	(12,069)	(16,399)

Income (loss) before cumulative effect of change in accounting principle	135,572	(30,486)
Cumulative effect of change in accounting principle, net of tax	—	717,090

Net income	$135,572	$686,604

Share data
Basic net income per share
Basic weighted-average shares outstanding	600,726,931	600,091,756
Income (loss) before cumulative effect of change in accounting principle	$0.23	$(0.05)
Cumulative effect of change in accounting principle	—	1.19

Basic net income per share	$0.23	$1.14

Diluted net income per share
Diluted weighted-average shares outstanding	608,036,632	600,091,756
Income (loss) before cumulative effect of change in accounting principle	$0.22	$(0.05)
Cumulative effect of change in accounting principle	—	1.19

Diluted net income per share	$0.22	$1.14

See notes to consolidated financial statements.

Cox Communications, Inc.
Consolidated Statement of Shareholders’ Equity

							Class A
						Accumulated	Common
	Series A	Common Stock		Additional		Other	Stock in
	Preferred			Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income (Loss)	at Cost	Total	Income (Loss)

	(unaudited)
	(Thousands of Dollars)
December 31, 2001	$4,836	$578,493	$27,598	$3,891,157	$4,912,461	$473,135	$(211,889)	$9,675,791
Net income					135,572			135,572	$135,572

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		151		3,638				3,789
Shares surrendered in connection with vesting of restricted stock							(448)	(448)
Change in net accumulated unrealized gain on securities									(714,587)

Other comprehensive loss						(714,587)		(714,587)	(714,587)

Comprehensive loss									$(579,015)

March 31, 2002	$4,836	$578,644	$27,598	$3,894,795	$5,048,033	$(241,452)	$(212,337)	$9,100,117

See notes to consolidated financial statements.

Cox Communications, Inc.
Consolidated Statements of Cash Flows

	Three Months
	Ended March 31

	2002	2001

	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net income	$135,572	$686,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325,792	352,225
(Gain) loss on derivative instruments, net	(719,763)	7,012
Equity in net losses of affiliated companies	2,813	5,819
Deferred income taxes	131,176	99,902
(Gain) loss on investments, net	408,730	(158,895)
Minority interest, net of tax	12,069	16,399
Cumulative effect of change in accounting principle, net of tax	—	(717,090)
Decrease in accounts and notes receivable	29,096	53,644
(Increase) decrease in prepaid expenses	1,349	(14,802)
Decrease in accounts payable and accrued expenses	(17,556)	(83,178)
Increase in taxes payable	66,238	184,322
Other, net	45,220	14,743

Net cash provided by operating activities	420,736	446,705

Cash flows from investing activities
Capital expenditures	(515,398)	(523,314)
Investments in affiliated companies	(3,549)	(6,479)
Proceeds from the sale of investments	1,316,276	—
(Increase) decrease in amounts due from CEI, net	(232,042)	491
Other, net	(2,143)	11,122

Net cash provided by (used in) investing activities	563,144	(518,180)

Cash flows from financing activities
Commercial paper repayments, net	(727,384)	(1,294,494)
Proceeds from issuance of debt, net of debt issuance costs	—	1,413,331
Repayment of debt	(252,969)	(17,674)
Proceeds from exercise of stock options	2,761	4,590
Increase (decrease) in book overdrafts	57,418	(24,707)
Distributions paid on capital and preferred securities of subsidiary trusts	(15,472)	(21,020)

Net cash provided by (used in) financing activities	(935,646)	60,026

Net increase (decrease) in cash	48,234	(11,449)
Cash at beginning of period	86,860	78,442

Cash at end of period	$135,094	$66,993

See notes to consolidated financial statements.

Cox Communications, Inc.
Notes to Consolidated Financial Statements (Unaudited)

March 31, 2002

1.      Basis of Presentation and Other Information

     The accompanying unaudited consolidated financial statements of Cox Communications, Inc. (Cox), a 65.5% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

2.      Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

     On January 1, 2002, Cox adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. The adoption of SFAS No. 142 did not result in an impairment charge.

     Effective January 1, 2003, Cox will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a material impact on Cox’s financial position or results of operations.

     On January 1, 2002, Cox adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on Cox’s financial position or results of operations.

     Also on January 1, 2002, Cox began applying the guidance prescribed in Financial Accounting Standards Board Staff Announcement D-103, which specifies that the collection and payment of certain fees must be presented on a gross basis, as revenue and expense, rather than on a net basis. Retroactive application of this announcement is required. Accordingly, collection and payment of fees by Cox, primarily franchise fees, have been reclassified on a gross basis for all periods presented herein to conform to this new guidance. Approximately $48.8 million and $43.5 million were reclassified from operating expenses to revenues for the three months ended March 31, 2002 and 2001, respectively.

Cox Communications, Inc.
Notes to Consolidated Financial Statements – Continued (Unaudited)

Reclassifications

     Certain amounts in the March 31, 2001 consolidated financial statements have been reclassified for comparative purposes.

3.      Investments

	March 31	December 31
	2002	2001

	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$574,258	$2,903,062
Trading securities	200,655	475,995
Derivative instruments	27,961	90,494
Other	46,417	45,682

Total investments	$849,291	$3,515,233

Investments Stated at Fair Value

     The aggregate cost of Cox’s investments stated at fair value at March 31, 2002 and December 31, 2001 was $1,151.4 million and $2,326.0 million, respectively. Gross unrealized gains and losses on investments were $1.2 million and $388.9 million, respectively, at March 31, 2002 and $843.3 million and $76.6 million, respectively, at December 31, 2001. Gross realized gains and losses on investments were $37.0 million and $445.7 million, respectively, for the three months ended March 31, 2002 and $239.3 million and $80.4 million, respectively, for the three months ended March 31, 2001. Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in Note 6. “Derivative Instruments and Hedging Activities.”

     Sprint PCS. At March 31, 2002, Cox’s investment in Sprint Corporation’s PCS Group (Sprint PCS) was comprised of 66.7 million shares of Sprint PCS common stock, and warrants and convertible preferred stock which are exercisable for or convertible into approximately 10.3 million shares of Sprint PCS common stock. The estimated fair value of Cox’s investment in Sprint PCS was $766.7 million and $2,444.3 million at March 31, 2002 and December 31, 2001, respectively.

     In February and March 2002, Cox terminated its series of costless equity collar arrangements which managed its exposure to market price fluctuations of 15.8 million shares of Sprint PCS common stock for aggregate proceeds of approximately $151.6 million and recognized an aggregate pre-tax derivative gain of approximately $168.9 million. In connection with the terminations, Cox also sold the 15.8 million shares of Sprint PCS common stock covered by the collar arrangements for aggregate net proceeds of approximately $155.9 million. In addition, Cox sold 9.4 million shares of Sprint PCS common stock that were not covered by the collar arrangements for aggregate net proceeds of approximately $82.8 million. Cox recognized an aggregate pre-tax gain of $32.8 million on the sale of these shares.

     AT&T/AT&T Wireless. In February and March 2002, Cox terminated its costless equity collar arrangements which managed its exposure to market price fluctuations of 22.5 million shares of AT&T Corp. common stock and 17.2 million shares of AT&T Wireless Services, Inc. common stock for aggregate proceeds of approximately $112.8 million and recognized an aggregate pre-tax derivative gain of $99.9 million. In connection with the terminations, Cox also sold the 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock covered by these collar arrangements for

Cox Communications, Inc.
Notes to Consolidated Financial Statements – Continued (Unaudited)

aggregate net proceeds of approximately $527.0 million. In addition, Cox sold 12.5 million shares of AT&T common stock and 6.7 million shares of AT&T Wireless common stock that were not covered by collar arrangements for aggregate net proceeds of approximately $263.8 million. Cox recognized an aggregate pre-tax loss of $170.1 million on the sale of these shares.

     As a result of these transactions, Cox no longer holds any shares of AT&T common stock or AT&T Wireless common stock.

Other

     Cox has several other fair value, equity and cost method investments which are not, individually or in the aggregate, significant in relation to the Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.

4.      Goodwill and Intangible Assets

     On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. The standard also requires the completion of a transition impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of change in accounting principle. The adoption of SFAS No. 142 did not result in an impairment charge.

Cox Communications, Inc.
Notes to Consolidated Financial Statements – Continued (Unaudited)

     Cox’s intangible assets are primarily made up of franchise value, which have been determined to have indefinite useful lives. Accordingly, Cox discontinued the amortization of intangible assets with indefinite lives, which consist primarily of franchise value effective January 1, 2002. Had Cox been accounting for intangible assets under SFAS No. 142 for all periods presented, Cox’s net income and net income per share would have been as follows:

	Three Months Ended
	March 31

	2002	2001

	(Thousands of Dollars, excluding per share data)

Reported income (loss) before cumulative effect of change in accounting principle	$135,572	$(30,486)
Franchise value amortization, net of tax	—	65,113

Adjusted income before cumulative effect of change in accounting principle	135,572	34,627
Cumulative effect of change in accounting principle	—	717,090

Adjusted net income	$135,572	$751,717

Basic net income per share:
Reported income (loss) before cumulative effect of change in accounting principle	$0.23	$(0.05)
Add back franchise value amortization, net of tax	—	0.11

Adjusted income before cumulative effect of change in accounting principle	0.23	0.06
Cumulative effect of change in accounting principle	—	1.19

Adjusted basic net income per share	$0.23	$1.25

Diluted net income per share:
Reported income (loss) before cumulative effect of change in accounting principle	$0.22	$(0.05)
Add back franchise value amortization	—	0.11

Adjusted income before cumulative effect of change in accounting principle	0.22	0.06
Cumulative effect of change in accounting principle	—	1.18

Adjusted diluted net income per share	$0.22	$1.24

Cox Communications, Inc.
Notes to Consolidated Financial Statements – Continued (Unaudited)

5.      Debt

	March 31	December 31
	2002	2001

	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	—	727,384
Medium-term notes	391,206	391,183
Notes and debentures	4,837,866	5,313,517
Exchangeable subordinated debentures	1,554,376	1,829,497
Capitalized lease obligations	132,771	140,866
Other	15,165	15,228

Total debt	$6,931,384	$8,417,675

Notes and Debentures

     In accordance with the terms of the indenture governing Cox’s convertible senior notes due 2021, Cox became obligated to purchase for cash convertible notes tendered and not withdrawn before the close of business on February 22, 2002. Cox repurchased $329.1 million aggregate principal amount at maturity of the convertible notes that had been properly tendered and not withdrawn, for aggregate cash consideration of $232.8 million, which represented the accreted value of the repurchased notes. As a result, $441.7 million aggregate principal amount at maturity of Cox’s convertible notes remain outstanding. In addition, Cox made an aggregate cash payment of $7.5 million to the remaining holders of the convertible notes who elected not to require Cox to repurchase their notes.

Exchangeable Subordinated Debentures

     Exchangeable subordinated debentures at March 31, 2002 are comprised of: $1.3 billion aggregate original principal amount of exchangeable subordinated debentures, referred to as PRIZES, which were issued in November 1999 and are due November 2029; $275.0 million aggregate original principal amount of exchangeable subordinated debentures, referred to as Premium PHONES, which were issued in March 2000 and are due March 2030; and $1.8 billion aggregate principal amount at maturity of exchangeable subordinated discount debentures, referred to as Discount Debentures, which were issued in April 2000 and are due April 2020. The Discount Debentures were issued at an aggregate original issue discount of $1.1 billion.

     The original principal amount of the PRIZES, Premium PHONES and Discount Debentures are indexed to the trading price of Sprint PCS common stock. Accordingly, if the fair value of the Sprint PCS common stock increases, Cox may be obligated to pay an additional amount in excess of the original principal at maturity or upon the holders’ exchange of the PRIZES, Premium PHONES and Discount Debentures. The PRIZES, Premium PHONES and Discount Debentures are exchangeable for shares of Sprint PCS common stock held by Cox or cash based on the value of such shares. With respect to the Discount Debentures, the holders may also require Cox to repurchase these securities on certain dates prior to maturity at a purchase price equal to the adjusted principal amount plus any accrued and unpaid interest. See Note 6. “Derivative Instruments and Hedging Activities” for more information regarding the accounting for the exchangeable subordinated debentures.

Cox Communications, Inc.
Notes to Consolidated Financial Statements – Continued (Unaudited)

Interest Rate Swaps

     Cox utilizes four interest rate swap agreements to manage its exposure to changes in interest rates associated with certain of its fixed-rate debt obligations whereby these fixed-rate debt obligations are effectively converted into floating-rate debt obligations. The variable rates with respect to Cox’s interest rate swaps are adjusted quarterly based on London Interbank Offered Rates. The notional amounts with respect to the interest rate swaps do not quantify risk, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties. However, Cox does not anticipate nonperformance by the counterparties, and no material loss would be expected in the event of the counterparties’ nonperformance. For a further discussion regarding Cox’s accounting for interest rate swaps, see Note 6. “Derivative Instruments and Hedging Activities.”

     The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swap agreements at March 31, 2002 and December 31, 2001:

	March 31	December 31
	2002	2001

Notional amount (in thousands)	$1,150,000	$1,150,000
Average receive interest rate	7.38%	7.38%
Average pay interest rate	2.85%	4.84%
Maturity	2004 - 2006	2004 - 2006

     As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced by $12.9 million and $1.8 million during the three months ended March 31, 2002 and 2001, respectively.

6.      Derivative Instruments and Hedging Activities

     Cox is exposed to fluctuations in interest rates and equity market prices associated with certain of its assets, liabilities, equity instruments and forecasted transactions. Cox actively monitors these fluctuations and uses derivative instruments from time to time to manage its exposure. In accordance with its risk management strategy, Cox uses derivative instruments only for the purpose of managing risk associated with fluctuations in the fair value of the underlying exposures identified by management. Cox does not hold or issue derivative instruments with the objective of earning financial gains on interest rates or equity market price fluctuations alone, nor does it use leveraged instruments or instruments where there are no underlying exposures identified. Cox’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings.

     Cox accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all freestanding and embedded derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and accounted for as either fair value hedges or cash flow hedges pursuant to the provisions of SFAS No. 133.

     Cox recorded a pre-tax gain on derivative instruments of $719.8 million during the three months ended March 31, 2002, and a pre-tax loss on derivative instruments of $7.0 million during the three months ended March 31, 2001. In addition, cumulative derivative adjustments made in accordance with SFAS No. 133 reduced reported indebtedness by approximately $1.1 billion and $0.5 billion at March 31, 2002 and December 31, 2001, respectively. The following is a summary of Cox’s derivative instruments.

Cox Communications, Inc.
Notes to Consolidated Financial Statements – Continued (Unaudited)

Interest Rate Swap Agreements

     Cox has designated and accounted for its four interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $36.3 million and $53.4 million at March 31, 2002 and December 31, 2001, respectively.

Equity Collar Arrangements

     Cox had a series of costless equity collar arrangements to manage its exposure to market price fluctuations of approximately 15.8 million shares of its Sprint PCS common stock. Cox also had costless equity collar arrangements to manage its exposure to market price fluctuations of 17.2 million shares of its AT&T Wireless common stock and of 22.5 million shares of its AT&T common stock. Cox had designated and accounted for all of these costless equity collars as fair value hedges. During the first quarter of 2002, Cox terminated these equity collar arrangements for aggregate proceeds of $264.4 million and recognized a pre-tax derivative gain of approximately $268.8 million. For a further discussion of these transactions, see Note 3. “Investments.”

Zero-Coupon Debt

     In January 2001, Cox issued a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock with an aggregate fair value as of the respective trade dates of $502.0 million for aggregate proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. These contracts mature at various dates between 2004 and 2006, and at Cox’s election, may be settled in cash or shares of Sprint PCS common stock. These contracts meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derives its value, in part, based on the trading price of Sprint PCS common stock. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of Operations, which amounted to a pre-tax gain of $226.3 million and $101.3 million during the three months ended March 31, 2002 and 2001, respectively. The aggregate fair value of these embedded derivatives approximated a derivative asset of $267.1 million and $40.8 million at March 31, 2002 and December 31, 2001, respectively, and have been classified as a component of the zero-coupon debt instruments. Accordingly, the carrying value of the zero-coupon debt instruments, net of the embedded derivative assets, amounted to $153.8 million and $373.5 million at March 31, 2002 and December 31, 2001, respectively, and have been classified within debt in the Consolidated Balance Sheets.

Exchangeable Subordinated Debentures

     Cox has three series of exchangeable subordinated debentures referred to as PRIZES, Premium PHONES and Discount Debentures outstanding, as further described in Note 5. “Debt.” The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives, in part, its value based on the trading price of Sprint PCS common stock. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of

Cox Communications, Inc.
Notes to Consolidated Financial Statements – Continued (Unaudited)

Operations, which amounted to an aggregate pre-tax gain of $287.2 million during the three months ended March 31, 2002 and an aggregate pre-tax loss of $135.4 million during the three months ended March 31, 2001. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $296.4 million and $583.7 million at March 31, 2002 and December 31, 2001, respectively, and have been classified as a component of the corresponding exchangeable subordinated debt instruments. Accordingly, the aggregate carrying value of the exchangeable subordinated debt instruments, including the embedded derivative obligations, amounted to $1,554.4 million and $1,829.5 million at March 31, 2002 and December 31, 2001, respectively, and have been classified within debt in the Consolidated Balance Sheets.

Stock Purchase Warrants

     Cox holds strategic investments in warrants to purchase equity securities of certain publicly-traded and privately-held entities that meet the definition of a freestanding derivative instrument, as prescribed by SFAS No. 133, and have not been designated by Cox as hedging instruments. As a result, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of Operations, which amounted to a pre-tax loss of $62.5 million and $16.5 million during the three months ended March 31, 2002 and 2001, respectively. The aggregate fair value of these warrants approximated a derivative asset of $28.0 million and $90.5 million at March 31, 2002 and December 31, 2001, respectively, and have been classified as a component of investments in the Consolidated Balance Sheets.

7.      Earnings Per Share

     The following table reconciles the numerator and the denominator of the basic and diluted per share computations for income from operations for the three months ended March 31, 2002:

Three Months
Ended
March 31, 2002

(In Thousands,
excluding per share data)
Income before cumulative effect of change in accounting principle (A)	$135,572

Basic weighted-average shares outstanding (B)	600,727
Effect of dilutive securities:
Employee stock purchase plan	1
Convertible preferred stock	7,309

Diluted weighted-average shares outstanding (C)	608,037

Earnings per share before cumulative effect of change in accounting principle
Basic earnings per share (A/B)	$0.23

Diluted earnings per share (A/C)	$0.22

     For the three months ended March 31, 2002, 44.4 million common shares related to employee stock-based compensation plans, convertible senior notes and the effect of Cox-obligated capital and preferred securities of subsidiary trusts were not included in the computation of diluted earnings per share (EPS), because such effects would have been antidilutive for the period.

Cox Communications, Inc.
Notes to Consolidated Financial Statements – Continued (Unaudited)

     For the three months ended March 31, 2001, Cox incurred a loss before cumulative effect of change in accounting principle. As a result, 11.2 million common shares related to employee stock-based compensation plans, convertible preferred stock and senior notes and the effect of Cox-obligated capital and preferred securities of subsidiary trusts that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS as they would have been antidilutive for the period.

8.      Transactions with Affiliated Companies

     Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day to day cash management services for Cox. Outstanding amounts due to CEI bear interest at fifty basis points above CEI’s current commercial paper borrowing rate. This rate was 2.31% at March 31, 2002.

     Included in the amounts due from CEI are the following transactions:

(Thousands of Dollars)

Intercompany due from CEI, December 31, 2001	$13,245
Cash transferred to CEI	291,920
Net operating expense reimbursements	(59,878)

Intercompany due from CEI, March 31, 2002	$245,287

9.      Supplemental Financial Information

	Three Months Ended
	March 31

	2002	2001

	(Thousands of Dollars)
Additional cash flow information
Cash paid for interest	$119,837	$146,611
Cash received for income tax refunds	96,906	272,416

10.      Commitments and Contingencies

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

     Cox’s subsidiary Cox California Telcom, L.L.C. (Cox Telcom) is a defendant in two suits that were filed in state courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox Telcom telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code Section 17-200 and violation of California Public Utilities Code Sections 2891 and 2891.1. The suits seek damages and injunctive relief. Cox intends to defend the actions vigorously, though the outcome cannot be predicted at this time.

Cox Communications, Inc.
Notes to Consolidated Financial Statements – Continued (Unaudited)

     Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo on behalf of themselves and all other shareholders of At Home Corporation, also referred to as Excite@Home, as of March 28, 2000 seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs, who continue to seek unspecified compensatory damages, assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. Pursuant to an agreement with the plaintiffs, the defendants have yet to answer the complaint. On February 26, 2001, the Court stayed the action on grounds of forum non conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001 in California Superior Court in San Mateo County. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/Yourman action, thereby staying the case. Cox intends to defend these actions vigorously, though the outcome cannot be predicted at this time.

     On April 26, 2002, Frieda and Michael Eksler filed a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corporation, certain former officers of Excite@Home and Cox, among others. Cox was served on May 10, 2002. The putative class includes persons who purchased shares of the common stock of Excite@Home between the time period March 28, 2000 and August 28, 2001. The sole count against Cox asserts a claim against Cox as a "controlling person" of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks unspecified monetary damages. Cox intends to defend this action vigorously, though the outcome cannot be predicted at this time.

     On November 14, 2000, GTE.NET, L.L.C. d/b/a Verizon Internet Solutions and Verizon Select Services, Inc. filed suit against Cox in the United States District Court for the Southern District of California. Verizon alleged that Cox has violated various sections of the Communications Act of 1934 by allegedly refusing to provide Verizon with broadband telecommunications service and interconnection, among other things. On November 29, 2000, Verizon amended its complaint to add CoxCom, Inc., a subsidiary of Cox, as an additional defendant. On January 8, 2002, Verizon filed a second amended complaint, dropping its claims for interconnections and damages. Verizon seeks various forms of relief, including declaratory and injunctive relief. On January 29, 2002, the Court granted defendants’ motion to stay the case on primary jurisdiction grounds. Cox and CoxCom intend to defend this action vigorously, though the outcome cannot be predicted at this time.

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

     Cox and its subsidiaries are parties to various other legal proceedings that are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox’s consolidated financial position, results of operations or cash flows.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2002 and 2001.

Overview

     Cox Communications, Inc., an indirect 65.5% majority-owned subsidiary of Cox Enterprises, Inc., is one of the nation’s largest multi-service advanced communications providers. As of March 31, 2002, Cox served approximately 6.3 million customers nationwide, making it the fifth largest cable television provider in the U.S.

     Cox’s principal lines of business include traditional analog video programming, advanced digital video programming, high-speed Internet access and local and long-distance telephone. In select markets, additional services include video on demand (VOD), Internet to the television (iTV), high definition television (HDTV), targeted advertising and other types of interactive and e-commerce applications and services. Cox’s business strategy is to utilize the technological capabilities of its advanced broadband network, its strong locally and regionally clustered cable systems and its longstanding commitment to superior customer service to provide an array of entertainment and communications services to both residential and commercial customers in its markets.

Results of Operations

     Total revenues for the three months ended March 31, 2002 were $1,178.0 million, a 19% increase over revenues of $991.4 million for the three months ended March 31, 2001. This increase includes the effects of:

•	basic and digital video customer growth;
•	basic rate increases implemented over the past twelve months resulting from increased programming costs and increased channel availability;
•	residential and commercial high-speed Internet access and telephony customer growth; and
•	a slight rebound in local and national advertising sales.

     Programming costs were $263.9 million for the first quarter of 2002, an increase of 12% over the same period in 2001 due to programming rate increases implemented over the past twelve months, basic and digital customer growth and channel additions. Selling, general and administrative expenses for the three months ended March 31, 2002 increased 31% to $522.1 million due to:

•	marketing costs related to campaigns commencing in the third quarter of 2001 aimed at enhancing customer awareness, the promotion of new services and bundling alternatives, and the acquisition of new customers;
•	labor costs due to the transition from upgrade construction and new product launches to increased maintenance and related customer transaction costs directly associated with the growth in new service subscribers;
•	incremental operating costs associated with the transition to Cox High Speed Internet service;
•	a one-time non-recurring charge of $9.8 million related to the continuation of Excite@Home high-speed Internet services; and
•	bad debt expense due to the lagging effects of the general economic slowdown.

     Depreciation and amortization decreased to $325.8 million from $352.2 million in the first quarter of 2001 due to a reduction in amortization of approximately $92.4 million from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, offset by an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services.

     Interest expense decreased to $127.6 million primarily due to decreased interest rates on floating rate debt, interest savings as a result of Cox’s interest rate swap agreements and repayments of commercial paper borrowings.

     For the first quarter of 2002, Cox recorded a $719.8 million pre-tax gain on derivative instruments due to the following:

•	$287.2 million resulting from the change in the fair value of certain derivative instruments embedded in Cox’s exchangeable subordinated debentures and indexed to shares of Sprint PCS common stock that Cox owns;
•	$226.3 million resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt and indexed to shares of Sprint PCS common stock; and
•	$206.3 million resulting from the change in the fair value of certain derivative instruments associated with Cox’s investments, including Sprint PCS, AT&T and AT&T Wireless.

     Net loss on investments of $408.7 million is primarily due to a $170.4 million pre-tax loss related to the sale of 23.9 million shares of AT&T Wireless common stock and a $275.3 million pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading.

     Included in net gain on investments for the comparable period in 2001 are a pre-tax gain associated with a one-time reclassification of 19.5 million shares of Cox’s investment in Sprint PCS common stock from available-for-sale securities to trading securities upon adoption of SFAS No. 133, a pre-tax loss on these shares as a result of the change in fair value of Sprint PCS common stock for the quarter and pre-tax losses from the decline in the fair value of certain other investments considered to be other than temporary.

     Minority interest of $12.1 million primarily represents distributions on Cox’s obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. Net income for the current quarter was $135.6 million compared to net income of $686.6 million for the first quarter of 2001, which included an after-tax cumulative effect of change in accounting principle from adoption of SFAS No. 133 which increased earnings by $717.1 million.

Liquidity and Capital Resources

Uses of Cash

     As part of Cox’s ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services and to make investments in companies primarily focused on cable programming, telecommunications and technology.

     During the three months ended March 31, 2002, Cox made capital expenditures of $515.4 million. These expenditures were primarily directed at upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband services including digital video, high-speed Internet access, telephony and video-on-demand. Capital expenditures for the year ending December 31, 2002 are expected to be approximately $2.0 billion.

     Net commercial paper repayments during the first quarter of 2002 were $727.4 million. As a result, Cox had no outstanding commercial paper borrowings as of March 31, 2002. During the three months ended March 31, 2002, Cox repaid $253.0 million of debt, which primarily consisted of the repurchase of convertible senior notes.

     Distributions paid on capital and preferred securities of subsidiary trusts of $15.5 million consist of quarterly interest payments on the FELINE PRIDES and RHINOS.

Sources of Cash

     During the three months ended March 31, 2002, Cox generated $420.7 million from operating activities. Proceeds from the sale of investments of $1.3 billion primarily include:

•	the sale of 25.2 million shares of Sprint PCS common stock for aggregate net proceeds of approximately $238.7 million;
•	the sale of 35.0 million shares of AT&T common stock for aggregate net proceeds of approximately $542.6 million;
•	the sale of 23.9 million shares of AT&T Wireless common stock for aggregate net proceeds of approximately $248.2 million; and
•	the termination of all costless equity collar arrangements with respect to Sprint PCS common stock, AT&T common stock and AT&T Wireless common stock for aggregate proceeds of approximately $264.4 million.

     For a more detailed description of investment monetizations in the first quarter of 2002, see Note 3. “Investments” in Part I, Item 1. “Consolidated Financial Statements.”

Other

     At March 31, 2002, Cox had approximately $6.9 billion of outstanding indebtedness (net of cumulative derivative adjustments made in accordance with SFAS No. 133 which reduced reported indebtedness by approximately $1.1 billion) and $1.2 billion of Cox-obligated capital and preferred securities of subsidiary trusts.

Recently Issued Accounting Pronouncements

     On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. The adoption of SFAS No. 142 did not result in an impairment charge.

     Effective January 1, 2003, Cox will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a material impact on Cox’s financial position or results of operations.

     On January 1, 2002, Cox adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on Cox’s financial position or results of operations.

     Also on January 1, 2002, Cox began applying the guidance prescribed in Financial Accounting Standards Board Staff Announcement D-103, which specifies that the collection and payment of certain fees must be presented on a gross basis, as revenue and expense, rather than on a net basis. Retroactive application of this announcement is required. Accordingly, collection and payment of fees by Cox, primarily franchise fees, have been reclassified on a gross basis for all periods presented herein to conform to this new guidance. Approximately $48.8 million and $43.5 million were reclassified from operating expenses to revenues for the three months ended March 31, 2002 and 2001, respectively.

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. For a more detailed discussion of these policies, see the “Critical Accounting Policies” section of Cox’s annual report on Form 10-K for the year ended December 31, 2001, as amended. In addition to those discussed in Cox’s annual report, the following policy has been added due to the adoption of SFAS 142.

•	Intangible Assets. As discussed above, on January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, and was required to assess its intangible assets for impairment during the three months ended March 31, 2002, and on at least an annual basis thereafter. Cox’s intangible assets are primarily made up of franchise value. In assessing the recoverability of Cox’s intangible assets, Cox must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Cox may be required to record impairment charges for these assets.

Caution Concerning Forward-Looking Statements

     This Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. These factors include competition within the broadband communications industry, our ability to achieve anticipated subscriber and revenue growth, our success in implementing new services and other operating initiatives, and our ability to generate sufficient cash flow to meet our debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the “Caution Concerning Forward-Looking Statements” section of Cox’s annual report on Form 10-K for the year ended December 31, 2001, as amended. Cox assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

     Cox has estimated the fair value of its financial instruments as of March 31, 2002 and December 31, 2001 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

     The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox’s investments stated at fair value are estimated and recorded based on quoted market prices. The fair value of Cox’s equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities. Additional information pertinent to the value of the foregoing investments is discussed in Note 3. “Investments” in Part I, Item 1. “Consolidated Financial Statements.”

     The fair value of interest rate swaps used for hedging purposes was approximately $36.3 million and $53.4 million at March 31, 2002 and December 31, 2001, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

     Cox’s outstanding commercial paper, revolving credit facilities, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximate fair value at March 31, 2002 and December 31, 2001. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

     The estimated fair value of Cox’s fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at March 31, 2002 and December 31, 2001 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at March 31, 2002 and December 31, 2001 is as follows:

	March 31, 2002			December 31, 2001

			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)

			(Millions of Dollars)
Fixed-rate notes and debentures	$5,017.1	$4,922.7	$5,168.3	$5,280.7	$5,258.0	5,522.9
FELINE PRIDES	653.6	656.0	661.0	652.3	717.0	719.0
Exchangeable subordinated debentures	1,554.4	1,408.6	1,507.0	1,829.5	1,762.6	1,888.2

Part II — Other Information

Item 1.      Legal Proceedings

     Cox is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox’s consolidated financial position, consolidated results of operations or consolidated cash flows. For a description of certain legal matters, refer to Note 10. “Commitments and Contingencies” in Part I, Item 1. “Consolidated Financial Statements.”

Item 2.      Changes in Securities and Use of Proceeds

     In accordance with the terms of the indenture governing Cox’s convertible senior notes due 2021, Cox became obligated to purchase for cash convertible notes tendered and not withdrawn before the close of business on February 22, 2002. Cox repurchased $329.1 million aggregate principal amount at maturity of the convertible notes that had been properly tendered and not withdrawn, for aggregate cash consideration of $232.8 million, which represented the accreted value of the repurchased notes. As a result, $441.7 million aggregate principal amount at maturity of Cox’s convertible notes remain outstanding. In addition, Cox made an aggregate cash payment of $7.5 million to the remaining holders of the convertible notes who elected not to require Cox to repurchase their notes.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits:

	3.1	—	Amended Certificate of Incorporation of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)
	3.2	—	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)
	21	—	Subsidiaries of Cox Communications, Inc. (Incorporated by reference to Exhibit 21 to Cox’s Annual Report on Form 10-K, filed with the commission on March 26, 2002.)

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2002:

Form 8-K dated January 25, 2002 (filed January 25, 2002) reporting under Item 5 that, in accordance with the terms of the indenture governing Cox’s convertible notes, Cox had notified holders of its convertible notes of their right to require Cox to repurchase the convertible notes.

Form 8-K dated February 19, 2002 (filed February 19, 2002) reporting under Item 5 that Cox would make a one-time cash payment to holders of the convertible notes that elected not to require Cox to repurchase their convertible notes.

Form 8-K/A dated February 28, 2002 (filed February 28, 2002) reporting under Item 5 the completion of Cox’s repurchase of convertible notes tendered and not withdrawn by holders and that Cox had made a one-time cash payment of $7.5 million to holders of its convertible notes who did not elect to require Cox to repurchase their convertible notes, and under Item 9 the release of certain financial data for the fourth quarter of 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.

Date: May 14, 2002	/s/ Jimmy W. Hayes

Jimmy W. Hayes
Executive Vice President, Finance and Administration Chief Financial Officer (principal financial officer)