Form 10-Q
period 2002-06-30
COX COMMUNICATIONS INC /DE/
filed 2002-08-08
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

     There were 573,752,944 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of July 31, 2002.

Cox Communications, Inc.
Form 10-Q
For the Quarter Ended June 30, 2002

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements

Cox Communications, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2002	2001

	(unaudited)
	(Thousands of Dollars)
Assets
Cash	$193,728	$86,860
Accounts and notes receivable, less allowance for doubtful accounts of $34,965 and $33,514	408,357	421,111
Net plant and equipment	7,504,382	7,127,908
Investments	377,303	3,515,233
Intangible assets	13,511,098	13,510,894
Amounts due from Cox Enterprises, Inc. (CEI)	—	13,245
Other assets	404,377	386,185

Total assets	$22,399,245	$25,061,436

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$695,841	$674,426
Deferred income taxes	4,173,774	4,538,288
Other liabilities	415,221	470,397
Debt	6,961,605	8,417,675
Amounts due to CEI	22,554	—

Total liabilities	12,268,995	14,100,786

Commitments and contingencies (Note 10)

Minority interest in equity of consolidated subsidiaries	131,153	129,121
Cox-obligated capital and preferred securities of subsidiary trusts	1,157,696	1,155,738

Shareholders’ equity
Series A convertible preferred stock — liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 4,836,372	4,836	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 579,256,998 and 578,493,107; shares outstanding: 573,747,861 and 572,994,707	579,257	578,493
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	3,914,834	3,891,157
Retained earnings	4,531,839	4,912,461
Accumulated other comprehensive income (loss)	(4,626)	473,135
Class A common stock in treasury, at cost: 5,509,137 and 5,498,400 shares	(212,337)	(211,889)

Total shareholders’ equity	8,841,401	9,675,791

Total liabilities and shareholders’ equity	$22,399,245	$25,061,436

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Six Months
	Ended June 30		Ended June 30

	2002	2001	2002	2001

	(unaudited)
	(Thousands of Dollars, excluding share data)
Revenues	$1,244,629	$1,048,045	$2,422,671	$2,039,464
Costs and expenses
Programming costs	270,198	239,080	534,076	474,211
Selling, general and administrative	532,556	426,851	1,054,655	825,007
Depreciation and amortization	337,728	355,762	663,520	707,987
Loss on sale of cable systems	3,916	—	3,916	—

Operating income	100,231	26,352	166,504	32,259
Interest expense	(128,367)	(143,158)	(255,984)	(297,011)
Gain (loss) on derivative instruments, net	47,860	(250,566)	767,623	(257,578)
Gain (loss) on investments, net	(813,807)	444,936	(1,225,350)	598,012
Other, net	275	(1,530)	1,010	(1,928)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(793,808)	76,034	(546,197)	73,754
Income tax expense (benefit)	(289,178)	30,669	(189,208)	42,476

Income (loss) before minority interest and cumulative effect of change in accounting principle	(504,630)	45,365	(356,989)	31,278
Minority interest, net of tax	(11,564)	(14,694)	(23,633)	(31,093)

Income (loss) before cumulative effect of change in accounting principle	(516,194)	30,671	(380,622)	185
Cumulative effect of change in accounting principle, net of tax	—	—	—	717,090

Net income (loss)	$(516,194)	$30,671	$(380,622)	$717,275

Share data
Basic net income (loss) per share
Basic weighted-average shares outstanding	601,318,335	600,348,190	601,024,267	600,220,681
Income (loss) before cumulative effect of change in accounting principle	$(0.86)	$0.05	$(0.63)	$—
Cumulative effect of change in accounting principle	—	—	—	1.20

Basic net income (loss) per share	$(0.86)	$0.05	$(0.63)	$1.20

Diluted net income (loss) per share
Diluted weighted-average shares outstanding	601,318,335	608,885,275	601,024,267	609,128,184
Income (loss) before cumulative effect of change in accounting principle	$(0.86)	$0.05	$(0.63)	$—
Cumulative effect of change in accounting principle	—	—	—	1.18

Diluted net income (loss) per share	$(0.86)	$0.05	$(0.63)	$1.18

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statement of Shareholders’ Equity

							Class A
						Accumulated	Common
	Series A	Common Stock		Additional		Other	Stock in
	Preferred			Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income (Loss)	at Cost	Total	Loss

	(unaudited)
	(Thousands of Dollars)
December 31, 2001	$4,836	$578,493	$27,598	$3,891,157	$4,912,461	$473,135	$(211,889)	$9,675,791

Net loss					(380,622)			(380,622)	$(380,622)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		764		23,677				24,441
Shares surrendered in connection with vesting of restricted stock							(448)	(448)
Change in net accumulated unrealized gain on securities									(477,761)

Other comprehensive loss						(477,761)		(477,761)	(477,761)

Comprehensive loss									$(858,383)

June 30, 2002	$4,836	$579,257	$27,598	$3,914,834	$4,531,839	$(4,626)	$(212,337)	$8,841,401

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months
	Ended June 30

	2002	2001

	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net income (loss)	$(380,622)	$717,275
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	663,520	707,987
Loss on sale of cable systems	3,916	—
(Gain) loss on derivative instruments, net	(767,623)	257,578
Deferred income taxes	(65,874)	(430,778)
(Gain) loss on investments, net	1,225,350	(598,012)
Minority interest, net of tax	23,633	31,093
Cumulative effect of change in accounting principle, net of tax	—	(717,090)
Decrease in accounts and notes receivable	21,682	25,606
Increase in prepaid expenses	(6,364)	(15,008)
Increase (decrease) in accounts payable and accrued expenses	8,094	(43,622)
Increase (decrease) in taxes payable	(24,484)	763,496
Other, net	48,959	14,214

Net cash provided by operating activities	750,187	712,739

Cash flows from investing activities
Capital expenditures	(1,013,664)	(1,060,058)
Investments in affiliated companies	(9,793)	(16,896)
Proceeds from the sale of investments	1,320,271	604,580
(Increase) decrease in amounts due from CEI, net	13,245	(63,569)
Proceeds from the sale of cable systems	12,574	—
Other, net	(4,295)	(5,245)

Net cash provided by (used in) investing activities	318,338	(541,188)

Cash flows from financing activities
Commercial paper repayments, net	(727,384)	(1,529,807)
Proceeds from issuance of debt, net of debt issuance costs	—	1,428,852
Repayment of debt	(266,576)	(28,268)
Proceeds from exercise of stock options	23,110	8,376
Increase (decrease) in book overdrafts	16,577	(13,487)
Increase in amounts due to CEI, net	22,554	—
Distributions paid on capital and preferred securities of subsidiary trusts	(29,938)	(40,430)

Net cash used in financing activities	(961,657)	(174,764)

Net increase (decrease) in cash	106,868	(3,213)
Cash at beginning of period	86,860	78,442

Cash at end of period	$193,728	$75,229

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended June 30, 2002

1. Basis of Presentation and Other Information

     The accompanying unaudited condensed consolidated financial statements of Cox Communications, Inc. (Cox), a 65.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

2. Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

     On January 1, 2002, Cox adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. The adoption of SFAS No. 142 did not result in an impairment charge. For a further discussion, see Note 4. “Goodwill and Intangible Assets.”

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

     Also on January 1, 2002, Cox adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on Cox’s financial position or results of operations.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

     Also on January 1, 2002, Cox adopted the guidance prescribed in Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which specifies that the collection and payment of certain fees must be presented on a gross basis, as revenue and expense, rather than on a net basis. Retroactive application of this announcement is required. Accordingly, collection and payment of fees by Cox, primarily franchise fees, have been reclassified on a gross basis for all periods presented herein to conform to this new guidance. Approximately $47.9 million and $96.7 million were reclassified from operating expenses to revenues for the three and six months ended June 30, 2002, respectively, and approximately $46.2 million and $89.7 million were reclassified from operating expenses to revenues for the three and six months ended June 30, 2001, respectively.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. Cox will adopt SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. Cox is currently assessing the impact of SFAS No. 145 on its financial position and results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Cox is currently assessing the impact of SFAS No. 146 on its financial position and results of operations.

Reclassifications

     Certain amounts in the 2001 condensed consolidated financial statements have been reclassified for comparative purposes.

3. Investments

	June 30	December 31
	2002	2001

	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$259,552	$2,903,062
Trading securities	87,165	475,995
Derivative instruments	7,113	90,494
Other	23,473	45,682

Total investments	$377,303	$3,515,233

Investments Stated at Fair Value

     The aggregate cost of Cox’s investments stated at fair value at June 30, 2002 and December 31, 2001 was $363.5 million and $2,326.0 million, respectively. Gross unrealized gains and losses on investments were $0.3 million and $3.0 million, respectively, at June 30, 2002 and $843.3 million and $76.6 million, respectively, at December 31, 2001. For the three and six months ended June 30, 2002, gross

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

realized gains and losses on investments stated at fair value were $0.2 million and $793.1 million, respectively, and $37.2 million and $1,238.9 million, respectively. For the three and six months ended June 30, 2001, gross realized gains and losses on investments stated at fair value were $475.6 million and $24.8 million, respectively, and $714.9 million and $105.2 million, respectively. Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in Note 6. “Derivative Instruments and Hedging Activities.”

     Sprint PCS.   At June 30, 2002, Cox’s investment in Sprint Corporation’s PCS Group (Sprint PCS) was comprised of 66.7 million shares of Sprint PCS common stock, and warrants and convertible preferred stock, which are exercisable for or convertible into approximately 10.3 million shares of Sprint PCS common stock. The estimated fair value of Cox’s investment in Sprint PCS was $346.0 million and $2,444.3 million at June 30, 2002 and December 31, 2001, respectively.

     In February and March 2002, Cox terminated its series of costless equity collar arrangements that managed its exposure to market price fluctuations of 15.8 million shares of Sprint PCS common stock for aggregate proceeds of approximately $151.6 million and recognized an aggregate pre-tax derivative gain of approximately $168.9 million. In connection with the terminations, Cox also sold the 15.8 million shares of Sprint PCS common stock covered by the collar arrangements for aggregate net proceeds of approximately $155.9 million. In addition, Cox sold 9.4 million shares of Sprint PCS common stock that were not covered by the collar arrangements for aggregate net proceeds of approximately $82.8 million. Cox recognized an aggregate pre-tax gain of $32.8 million on the sale of these shares.

     AT&T/AT&T Wireless.   In February and March 2002, Cox terminated its costless equity collar arrangements which managed its exposure to market price fluctuations of 22.5 million shares of AT&T Corp. common stock and 17.2 million shares of AT&T Wireless Services, Inc. common stock for aggregate proceeds of approximately $112.8 million and recognized an aggregate pre-tax derivative gain of $99.9 million. In connection with the terminations, Cox also sold the 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock covered by these collar arrangements for aggregate net proceeds of approximately $527.0 million. In addition, Cox sold 12.5 million shares of AT&T common stock and 6.7 million shares of AT&T Wireless common stock that were not covered by collar arrangements for aggregate net proceeds of approximately $263.8 million. Cox recognized an aggregate pre-tax loss of $170.1 million on the sale of these shares. As a result of these transactions, Cox no longer holds any shares of AT&T common stock or AT&T Wireless common stock.

     Motorola.   In June 2002, Cox sold its remaining 1.7 million shares of Motorola, Inc. common stock for aggregate net proceeds of approximately $24.5 million and recognized aggregate pre-tax loss of $1.5 million. Cox acquired the shares of Motorola common stock through the exercise of warrants in June 2000 and June 2001.

Other

     During second quarter 2002, Cox recorded an aggregate pre-tax loss of $677.4 million on certain of its investments, primarily Sprint PCS, as a result of a decline in fair value that was considered other than temporary. During the three and six months ended June 30, 2001, Cox recorded aggregate pre-tax losses of $13.8 and $49.3 million, respectively, as a result of such declines. These losses are included in net gain (loss) on investments in the Condensed Consolidated Statement of Operations. Cox assesses the recoverability of all of its investments on an ongoing basis.

     Cox has several other fair value, equity and cost method investments which were not, individually or in the aggregate, significant in relation to the Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

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

     Cox’s intangible assets, which are primarily made up of franchise value, have been determined to have indefinite useful lives. Accordingly, Cox discontinued the amortization of intangible assets with indefinite lives, which consist primarily of franchise value effective January 1, 2002. Had Cox been accounting for intangible assets under SFAS No. 142 for all periods presented, Cox’s net income and net income per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(Thousands of Dollars, excluding per share data)
Reported income (loss) before cumulative effect of change in accounting principle	$(516,194)	$30,671	$(380,622)	$185
Franchise value amortization, net of tax	—	61,141	—	126,254

Adjusted income (loss) before cumulative effect of change in accounting principle	(516,194)	91,812	(380,622)	126,439
Cumulative effect of change in accounting principle	—	—	—	717,090

Adjusted net income (loss)	$(516,194)	$91,812	$(380,622)	$843,529

Basic net income (loss) per share:
Reported income (loss) before cumulative effect of change in accounting principle	$(.86)	$.05	$(.63)	$—
Add back franchise value amortization, net of tax	—	.10	—	.21

Adjusted income (loss) before cumulative effect of change in accounting principle	(.86)	.15	(.63)	.21
Cumulative effect of change in accounting principle	—	—	—	1.20

Adjusted basic net income (loss) per share	$(.86)	$.15	$(.63)	$1.41

Diluted net income (loss) per share:
Reported income (loss) before cumulative effect of change in accounting principle	$(.86)	$.05	$(.63)	$—
Add back franchise value amortization, net of tax	—	.10	—	.20

Adjusted income (loss) before cumulative effect of change in accounting principle	(.86)	.15	(.63)	.20
Cumulative effect of change in accounting principle	—	—	—	1.18

Adjusted diluted net income (loss) per share	$(.86)	$.15	$(.63)	$1.38

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

5. Debt

	June 30	December 31
	2002	2001

	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	—	727,384
Medium-term notes	391,229	391,183
Notes and debentures	4,772,752	5,313,517
Exchangeable subordinated debentures	1,604,734	1,829,497
Capitalized lease obligations	178,265	140,866
Other	14,625	15,228

Total debt	$6,961,605	$8,417,675

     See Note 6. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivatives embedded in the exchangeable subordinated debentures and zero coupon debt, which have been classified as a component of debt in the Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001.

Revolving Credit Facilities

     In June 2002, Cox amended and restated its 364-day facility to, among other things, extend the facility for another 364 days, which will now terminate on June 27, 2003. The size of the facility was also changed from $1.5 billion to $1.1 billion. As of June 30, 2002, Cox had no borrowings outstanding under this credit agreement or its existing 5-year $0.9 billion credit facility, which terminates in 2005.

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

Exchangeable Subordinated Debentures

     Exchangeable subordinated debentures at June 30, 2002 are comprised of: $1.3 billion aggregate original principal amount of exchangeable subordinated debentures, referred to as PRIZES, which were issued in November 1999 and are due November 2029; $275.0 million aggregate original principal amount of exchangeable subordinated debentures, referred to as Premium PHONES, which were issued in March 2000 and are due March 2030; and $1.8 billion aggregate principal amount at maturity of exchangeable subordinated discount debentures, referred to as Discount Debentures, which were issued in April 2000 and are due April 2020. The Discount Debentures were issued at an aggregate original issue discount of $1.1 billion.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

     The original principal amount of the PRIZES, Premium PHONES and Discount Debentures are indexed to the trading price of Sprint PCS common stock. Accordingly, if the fair value of the Sprint PCS common stock rises above the market price at the time of issuance, Cox may be obligated to pay an additional amount in excess of the original principal at maturity or upon the holders’ exchange of the PRIZES, Premium PHONES and Discount Debentures. The Premium PHONES and Discount Debentures are exchangeable for shares of Sprint PCS common stock held by Cox or cash based on the value of such shares. The PRIZES are exchangeable for cash based on the value of shares of Sprint PCS common stock. With respect to the Discount Debentures, the holders may also require Cox to repurchase these securities on certain dates prior to maturity at a purchase price equal to the adjusted principal amount plus any accrued and unpaid interest. See Note 6. “Derivative Instruments and Hedging Activities” for more information regarding the accounting for the exchangeable subordinated debentures.

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

     The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swap agreements at June 30, 2002 and December 31, 2001:

	June 30	December 31
	2002	2001

Notional amount (in thousands)	$1,150,000	$1,150,000
Average fixed interest rate received (for the quarter ended)	7.38%	7.38%
Average floating interest rate paid (for the quarter ended)	3.29%	4.10%
Maturity	2004-2006	2004-2006

     As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced by $10.5 million and $23.4 million, respectively, during the three and six months ended June 30, 2002 and $5.2 million and $7.0 million, respectively, during the three and six months ended June 30, 2001.

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

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

     Cox recorded pre-tax gains on derivative instruments of $47.9 million and $767.6 million during the three and six months ended June 30, 2002, respectively, and pre-tax losses on derivative instruments of $250.6 million and $257.6 million during the three months and six months ended June 30, 2001, respectively. In addition, cumulative derivative adjustments made in accordance with SFAS No. 133, which are classified as a component of debt in the Condensed Consolidated Balance Sheets, reduced reported indebtedness by approximately $1.1 billion and $0.5 billion at June 30, 2002 and December 31, 2001, respectively. The following is a detail of Cox’s gain (loss) on derivative instruments for the three and six months ended June 30, 2002 and 2001 followed by a summary of Cox’s derivative instruments.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

		(Millions of Dollars)
Equity collar arrangements	$—	$(56.2)	$268.8	$(43.1)
Zero-coupon debt	106.7	(76.0)	333.0	25.3
Exchangeable subordinated debentures	(38.0)	(149.3)	249.2	(284.8)
Stock purchase warrants	(20.8)	15.2	(83.4)	(1.3)
Other	—	15.7	—	46.3

Total derivative gain (loss)	$47.9	$(250.6)	$767.6	$(257.6)

Interest Rate Swap Agreements

     Cox has designated and accounted for its four interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Condensed Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $69.4 million and $53.4 million at June 30, 2002 and December 31, 2001, respectively.

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

Zero-Coupon Debt

     In January 2001, Cox issued a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock with an aggregate fair value as of the respective trade dates of $502.0 million for aggregate proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. These

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

contracts mature at various dates between 2004 and 2006, and at Cox’s election, may be settled in cash or shares of Sprint PCS common stock. These contracts meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derives its value, in part, based on the trading price of Sprint PCS common stock. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative asset of $373.8 million and $40.8 million at June 30, 2002 and December 31, 2001, respectively, and have been classified as a component of the zero-coupon debt instruments. Accordingly, the carrying value of the zero-coupon debt instruments, net of the embedded derivative assets, amounted to $53.8 million and $373.5 million at June 30, 2002 and December 31, 2001, respectively, and have been classified within debt in the Condensed Consolidated Balance Sheets.

Exchangeable Subordinated Debentures

     Cox has three series of exchangeable subordinated debentures outstanding, referred to as PRIZES, Premium PHONES and Discount Debentures, as further described in Note 5. “Debt.” The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives, in part, its value based on the trading price of Sprint PCS common stock. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $334.5 million and $583.7 million at June 30, 2002 and December 31, 2001, respectively, and have been classified as a component of the corresponding exchangeable subordinated debt instruments. Accordingly, the aggregate carrying value of the exchangeable subordinated debt instruments, including the embedded derivative obligations, amounted to $1,604.7 million and $1,829.5 million at June 30, 2002 and December 31, 2001, respectively, and have been classified within debt in the Condensed Consolidated Balance Sheets.

Stock Purchase Warrants

     Cox holds strategic investments in warrants to purchase equity securities of certain publicly-traded and privately-held entities that meet the definition of a freestanding derivative instrument, as prescribed by SFAS No. 133, and have not been designated by Cox as hedging instruments. As a result, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $7.1 million and $90.5 million at June 30, 2002 and December 31, 2001, respectively, and have been classified as a component of investments in the Condensed Consolidated Balance Sheets.

7.  Earnings Per Share

     For the three and six months ended June 30, 2002, 55.4 million and 54.8 million Class A common shares, respectively, related to employee stock-based compensation plans, convertible preferred stock and notes, and the effect of Cox-obligated capital and preferred securities of subsidiary trusts were not included in the computation of diluted EPS, because such effects would have been antidilutive for the periods.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

     The following table reconciles the numerator and the denominator of the basic and diluted per share computations for income from operations for the three and six months ended June 30, 2001:

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

	(Thousands of Dollars
	excluding per share data)

Income before cumulative effect of change in accounting principle (A)	$30,671	$185

Basic weighted average shares outstanding (B)	600,348	600,221
Effect of dilutive securities:
Employee stock options	1,079	1,198
Employee stock purchase plan	488	480
Convertible preferred stock	6,463	6,462
Forward purchase contracts forming a part of the FELINE PRIDES	507	767

Diluted weighted average shares outstanding (C)	608,885	609,128

Earnings per share before cumulative effect of change in accounting principle
Basic earnings per share (A/B)	$0.05	$—

Diluted earnings per share (A/C)	$0.05	$—

     For the three and six months ended June 30, 2001, 19.5 million and 19.0 million Class A common shares, respectively, related to convertible senior notes and the RHINOS were not included in the computation of diluted EPS, because such effects would have been antidilutive for the periods.

8.   Transactions with Affiliated Companies

     CEI performs day to day cash management services for Cox. In addition, CEI provides certain other management services to Cox including legal, corporate secretarial, tax, cash management, internal audit, risk management, benefits administration including self-insured health and other insured plans and other support services. Cox is allocated expenses related to these services, and pays rent and certain other occupancy costs to CEI for its home office facilities. Allocated expenses are based on CEI’s estimate of expenses relative to the services provided to Cox in relation to those provided to other divisions of CEI. Rent and occupancy expense is allocated based on occupied space. These expenses totaled approximately $3.4 million and $3.1 million per quarter during the three and six months ended June 30, 2002 and 2001, respectively. Management believes that these allocations were made on a reasonable basis, and have been included in net operating expense reimbursements in the table below. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had Cox contracted directly with third parties. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The fees and expenses to be paid by Cox to CEI are subject to change.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

     The amounts due to CEI are generally due on demand and represent the net of various transactions, including those described above. Outstanding amounts due from CEI bear interest equal to CEI’s current commercial paper borrowing rate, which was 2.45% and 3.0% at June 30, 2002 and December 31, 2001, respectively.

     Included in amounts due (to) from CEI are the following transactions:

(Thousands of Dollars)

Intercompany due from CEI, December 31, 2001	$13,245
Cash transferred to CEI	73,573
Net operating expense reimbursements	(109,372)

Intercompany due to CEI, June 30, 2002	$(22,554)

     For the last several years, Cox has had a number of local partnerships with Cox Interactive Media (CIM), an indirect wholly-owned subsidiary of CEI, for the development and maintenance of Internet sites based on local advertising and content. While Cox believes local content is important, this Internet city site business has not developed as planned. Cox has entered into an agreement pursuant to which CIM will continue to develop and operate these local content city sites for Cox through the remainder of 2002. The previously formed partnerships will be dissolved. This transition time provides Cox the opportunity to assess and then implement a more cost effective strategy for Cox’s home page. The expense to Cox for the local content services is not significant.

9.   Supplemental Financial Information

	Six Months Ended
	June 30

	2002	2001

	(Thousands of Dollars)
Significant non-cash transactions
Exercise of Excite@Home right	$—	$1,282,789
Additional cash flow information
Cash paid for interest	$205,937	$250,400
Cash received for income tax refunds	98,313	283,126

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

     Cox’s subsidiary Cox California Telcom, L.L.C. (Cox Telcom) is a defendant in two suits that were filed in state courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox Telcom telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code Section 17-200 and violation of California Public Utilities Code Sections 2891 and 2891.1. The suits seek damages and injunctive relief. The parties have reached an agreement to resolve both suits, which is pending court approval.

     Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo on behalf of themselves and all other shareholders of At Home Corporation, also referred to as Excite@Home, as of March 28, 2000 seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs, who continue to seek unspecified compensatory damages, assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. Pursuant to an agreement with the plaintiffs, the defendants have yet to answer the complaint. On February 26, 2001, the Court stayed the action on grounds of forum non conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001 in California Superior Court in San Mateo County. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/Yourman action, thereby staying the case. On June 18, 2002, the court lifted the stay to permit discovery regarding Cox’s pending motion to dismiss for lack of personal jurisdiction. Cox intends to defend these actions vigorously. The outcome cannot be predicted at this time.

     On April 26, 2002, Frieda and Michael Eksler filed a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corporation, certain former officers of Excite@Home and Cox, among others. Cox was served on May 10, 2002. The putative class includes persons who purchased shares of the common stock of Excite@Home between the time period March 28, 2000 and August 28, 2001. The sole count against Cox asserts a claim against Cox as a “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks unspecified monetary damages. The time for Cox to answer the complaint has been extended until 60 days after plaintiffs file their amended complaint. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

     On November 14, 2000, GTE.NET, L.L.C. d/b/a Verizon Internet Solutions and Verizon Select Services, Inc. filed suit against Cox in the United States District Court for the Southern District of California. Verizon alleged that Cox has violated various sections of the Communications Act of 1934 by allegedly refusing to provide Verizon with broadband telecommunications service and interconnection, among other things. On November 29, 2000, Verizon amended its complaint to add CoxCom, Inc., a subsidiary of Cox, as an additional defendant. On January 8, 2002, Verizon filed a second amended complaint, dropping its claims for interconnections and damages. Verizon seeks various forms of relief, including declaratory and injunctive relief. On January 29, 2002, the Court granted defendants’ motion to stay the case on primary jurisdiction grounds. Cox and CoxCom intend to defend this action vigorously. The outcome cannot be predicted at this time.

     On February 6, 2001, plaintiffs Kimberly D. and William L. Bova, on behalf of themselves individually and a putative class of subscribers, sued Cox in United States District Court for the Western District of Virginia. The putative class includes persons outside of California, Nevada, Arizona and Idaho who on or after November 1, 2000 purchased broadband Internet access services from Cox and paid a franchise fee on those services. The suit asserts that the collection of franchise fees by Cox from its broadband Internet access service subscribers outside of the Ninth Circuit is unlawful under the Telecommunications Act of 1996 and seeks restitution of all such fees collected. On July 10, 2002, the Court dismissed the suit for lack of subject matter jurisdiction.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

     Cox and its subsidiaries are parties to various other legal proceedings that are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox’s consolidated financial position, results of operations or cash flows.

11.  Subsequent Events

     The settlement date for the purchase contract underlying Cox's outstanding FELINE PRIDES is August 16, 2002. On that date Cox expects to issue approximately 18.7 million shares of Cox Class A common stock to holders of the Income PRIDES and the Growth PRIDES in settlement of the related purchase contract. In addition, Cox’s senior debentures underlying the FELINE PRIDES are subject to remarketing on August 13, 2002. The reset interest rate, effective August 16, 2002, for any remarketed or otherwise outstanding debentures will be the two-year benchmark Treasury Security in effect on August 13, 2002 plus 200 basis points, the maximum reset spread provided by the original terms of the FELINE PRIDES. If the remarketing is not successful, Cox intends to retain the debentures underlying Income PRIDES in full satisfaction of such holders’ obligation to purchase Cox Class A common stock on August 16, 2002. If the remarketing is successful or if debentures otherwise remain outstanding, Cox would expect to reclassify the debentures from mezzanine equity to debt in the third quarter of 2002. An unsuccessful remarketing of these securities will have no material impact on Cox’s results from operations or liquidity.

     The Income PRIDES and the Growth PRIDES currently trade on the New York Stock Exchange under the ticker symbols “COX PrI” and “Cox PrG”, respectively. In connection with settlement of the purchase contract, trading in Cox’s Income PRIDES and Growth PRIDES will be suspended after the close of business on August 12, 2002.

     Prior to August 2, 2002, capital securities of Cox Trust II were underlying the FELINE PRIDES. Cox dissolved Cox Trust II as of August 2, 2002, and as a result, the sole assets of the trust, the senior debentures issued by Cox, were exchanged for and replaced the capital securities. The payment terms of the Cox debentures are substantially identical to those of the capital securities they replaced, and consequently, the rights of holders were not materially modified.

     For a more detailed description of the FELINE PRIDES, including the settlement and remarketing process, refer to Cox’s prospectus supplement for the FELINE PRIDES dated August 9, 1999.

     In October 1999, Cox RHINOS Trust issued 500,000 RHINOS in a private transaction to a special purpose entity for aggregate proceeds of $500 million. Cox RHINOS Trust is a subsidiary of Cox, and the sole assets of Cox RHINOS Trust are senior notes due 2029 issued by Cox. The terms of the RHINOS also provide that if the RHINOS are not redeemed with the proceeds from one or more public offerings of Cox’s Class A common stock on or after October 6, 2002 or if the closing price of Cox’s Class A common stock falls below $28 per share, the holder may require that the RHINOS be remarketed. In June 2002, the price for Cox’s Class A common stock closed below $28 per share, but the holder of the RHINOS has not elected to require Cox to remarket the RHINOS. Cox has been in discussions with the holder of the RHINOS, and these discussions may result in Cox repurchasing its senior notes due 2029, which would, in turn, result in the trust repurchasing the RHINOS, in October 2002. Cox may use available borrowing under its credit facilities to fund any such transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2002 and 2001.

Overview

     Cox Communications, Inc., an indirect 65.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is one of the nation’s largest multi-service advanced communications providers. As of June 30, 2002, Cox served approximately 6.3 million customers nationwide, making it the fifth largest cable television provider in the U.S.

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

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

     Total revenues for the three months ended June 30, 2002 were $1,244.6 million, a 19% increase over revenues of $1,048.0 million for the three months ended June 30, 2001. This increase includes the effects of:

•	basic and digital video customer growth;

•	basic rate increases implemented over the past twelve months resulting from increased programming costs and increased channel availability;

•	residential and commercial high-speed Internet access and telephony customer growth;

•	national boxing events during the second quarter of 2002;

•	a continuing rebound in local and national advertising sales; and

•	costs associated with Cox’s high-speed Internet service, which had been netted against revenues in the prior period under a revenue sharing agreement with Excite@Home.

     Programming costs were $270.2 million for the second quarter of 2002, an increase of 13% over the same period in 2001, due to programming rate increases implemented over the past twelve months, basic and digital customer growth and channel additions. Selling, general and administrative expenses for the three months ended June 30, 2002 increased 25% to $532.6 million due to:

•	marketing costs related to campaigns commencing in the third quarter of 2001 aimed at enhancing customer awareness, the promotion of new services and bundling alternatives, and the acquisition of new customers;

•	labor costs due to the transition from upgrade construction and new product launches to increased maintenance and related customer transaction costs directly associated with the growth in new service subscribers; and

•	costs associated with Cox’s high-speed Internet service, which had been netted against revenues in the prior period under a revenue sharing agreement with Excite@Home.

     Depreciation and amortization decreased to $337.7 million from $355.8 million in the second quarter of 2001 due to a reduction in amortization of approximately $85.8 million from intangible assets determined to have an indefinite life, offset by an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services. During the second quarter of 2002, Cox sold certain cable systems and recognized a pre-tax loss of $3.9 million. Interest expense decreased to $128.4 million primarily due to decreased interest rates on floating rate debt, interest savings as a result of Cox’s interest rate swap agreements and repayment of all commercial paper borrowings.

     For the second quarter of 2002, Cox recorded a $47.9 million pre-tax gain on derivative instruments due to the following:

•	$38.0 million pre-tax loss resulting from the change in the fair value of certain derivative instruments embedded in Cox’s exchangeable subordinated debentures and indexed to shares of Sprint PCS common stock that Cox owns;

•	$106.7 million pre-tax gain resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt and indexed to shares of Sprint PCS common stock that Cox owns; and

•	$20.8 million pre-tax loss resulting from the change in the fair value of certain derivative instruments associated with Cox’s investments.

     Net loss on investments of $813.8 million is primarily due to a $113.5 million pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading and a $677.4 million decline in the fair value of certain investments, primarily Sprint PCS, considered to be other than temporary.

     Included in net gain on investments for the comparable period in 2001 are a pre-tax gain associated with the exercise of Cox’s Excite@Home right, a pre-tax gain as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading and a pre-tax gain related to the sale of 3.0 million shares of Sprint PCS common stock.

     Minority interest of $11.6 million primarily represents distributions on Cox’s obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. Net loss for the current quarter was $516.2 million compared to net income of $30.7 million for the second quarter of 2001.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

     Total revenues for the six months ended June 30, 2002 were $2,422.7 million, a 19% increase over revenues of $2,039.5 million for the six months ended June 30, 2001. This increase includes the effects of:

•	basic and digital video customer growth;

•	basic rate increases implemented over the past twelve months resulting from increased programming costs and increased channel availability;

•	residential and commercial high-speed Internet access and telephony customer growth;

•	national boxing events in the second quarter of 2002;

•	a continuing rebound in local and national advertising sales; and

•	costs associated with Cox’s high-speed Internet service, which had been netted against revenues in the prior period under a revenue sharing agreement with Excite@Home.

     Programming costs were $534.1 million for the first six months of 2002, an increase of 13% over the same period in 2001, due to programming rate increases implemented over the past twelve months, basic and digital customer growth and channel additions. Selling, general and administrative expenses for the six months ended June 30, 2002 increased 28% to $1,054.7 million due to:

•	marketing costs related to campaigns commencing in the third quarter of 2001 aimed at enhancing customer awareness, the promotion of new services and bundling alternatives, and the acquisition of new customers;

•	labor costs due to the transition from upgrade construction and new product launches to increased maintenance and related customer transaction costs directly associated with the growth in new service subscribers;

•	a one-time non-recurring charge of $9.8 million related to the continuation of Excite@Home high-speed Internet service through February 2002;

•	bad debt expense due to the lagging effects of the general economic slowdown; and

•	costs associated with Cox’s high-speed Internet service, which had been netted against revenues in the prior period under a revenue sharing agreement with Excite@Home.

     Depreciation and amortization decreased to $663.5 million from $708.0 million in the first six months of 2001 due to a reduction in amortization of approximately $178.2 million from intangible assets determined to have an indefinite life, offset by an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services. During the second quarter of 2002, Cox sold certain cable systems and recognized a pre-tax loss of $3.9 million. Interest expense decreased to $256.0 million primarily due to decreased interest rates on floating rate debt, interest savings as a result of Cox’s interest rate swap agreements and repayment of all commercial paper borrowings.

     For the first half of 2002, Cox recorded a $767.6 million pre-tax gain on derivative instruments due to the following:

•	$249.2 million pre-tax gain resulting from the change in the fair value of certain derivative instruments embedded in Cox’s exchangeable subordinated debentures and indexed to shares of Sprint PCS common stock that Cox owns;

•	$333.0 million pre-tax gain resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt and indexed to shares of Sprint PCS common stock that Cox owns; and

•	$185.4 million pre-tax gain resulting from the change in the fair value of certain derivative instruments associated with Cox’s investments.

     Net loss on investments of $1.2 billion is primarily due to:

•	$170.4 million pre-tax loss related to the sale of 23.9 million shares of Sprint PCS common stock;

•	$388.8 million pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading; and

•	$677.4 million decline in the fair value of certain investments, primarily Sprint PCS, considered to be other than temporary.

     Included in net gain on investments for the comparable period in 2001 are a pre-tax gain associated with the exercise of Cox’s Excite@Home right, a pre-tax gain associated with a one-time reclassification of 19.5 million shares of Cox’s investment in Sprint PCS common stock from available-for-sale securities to trading securities upon adoption of SFAS No. 133, a pre-tax gain on these shares as a result of the change in fair value of Sprint PCS common stock for the six month period.

     Minority interest of $23.6 million primarily represents distributions on the FELINE PRIDES and RHINOS. Net loss for the first half of 2002 was $380.6 million compared to net income of $717.3 million for the first half of 2001, which included an after-tax cumulative effect of change in accounting principle from adoption of SFAS No. 133, which increased earnings by $717.1 million.

Liquidity and Capital Resources

Uses of Cash

     As part of Cox’s ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services and to make investments in companies primarily focused on cable programming, telecommunications and technology.

     During the six months ended June 30, 2002, Cox made capital expenditures of $1.0 billion. These expenditures were primarily directed at upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband services, including digital video, high-speed Internet access, telephony and video-on-demand. Capital expenditures for the year ending December 31, 2002 are expected to be approximately $2.0 billion.

     Net commercial paper repayments during the first half of 2002 were $727.4 million. As a result, Cox had no outstanding commercial paper borrowings as of June 30, 2002. During the six months ended June 30, 2002, Cox repaid $266.6 million of debt, which primarily consisted of the repurchase of convertible senior notes.

     Distributions paid on capital and preferred securities of subsidiary trusts of $29.9 million consist of quarterly interest payments on the FELINE PRIDES and RHINOS.

Sources of Cash

     During the six months ended June 30, 2002, Cox generated $750.2 million from operating activities. Proceeds from the sale of investments of $1.3 billion primarily include:

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

     For a more detailed description of investment monetizations in the first six months of 2002, see Note 3. “Investments” in Part I, Item 1. “Condensed Consolidated Financial Statements.”

Other

     In June 2002, Cox amended and restated its 364-day credit facility. A copy of this credit facility has been filed as an exhibit to this report, and a more detailed description appears in Note 5. “Debt” in Part I, Item 1 “Condensed Consolidated Financial Statements.” As of June 30, 2002, Cox had no borrowings outstanding under this credit agreement or its existing 5-year credit facility, but may draw upon them for future funding needs.

     At June 30, 2002, Cox had approximately $7.0 billion of outstanding indebtedness (net of cumulative derivative adjustments made in accordance with SFAS No. 133 which reduced reported indebtedness by approximately $1.1 billion) and $1.2 billion of Cox-obligated capital and preferred securities of subsidiary trusts, the FELINE PRIDES and the RHINOS.

     The settlement date for the purchase contract underlying Cox’s outstanding FELINE PRIDES is August 16, 2002. On that date Cox expects to issue approximately 18.7 million shares of Cox Class A common stock to holders of the Income PRIDES and the Growth PRIDES in settlement of the related purchase contract. In addition, Cox’s senior debentures underlying the FELINE PRIDES are subject to remarketing on August 13, 2002. The reset interest rate, effective August 16, 2002, for any remarketed or otherwise outstanding debentures will be the two-year benchmark Treasury Security in effect on August 13, 2002 plus 200 basis points, the maximum reset spread provided by the original terms of the FELINE PRIDES. If the remarketing is not successful, Cox intends to retain the debentures underlying Income PRIDES in full satisfaction of such holders’ obligation to purchase Cox Class A common stock on August 16, 2002. If the remarketing is successful or if debentures otherwise remain outstanding, Cox would expect to reclassify the debentures from mezzanine equity to debt in the third quarter of 2002. An unsuccessful remarketing of these securities will have no material impact on Cox’s results from operations or liquidity.

     The Income PRIDES and the Growth PRIDES currently trade on the New York Stock Exchange under the ticker symbols “COX PrI” and “Cox PrG”, respectively. In connection with settlement of the purchase contract, trading in Cox’s Income PRIDES and Growth PRIDES will be suspended after the close of business on August 12, 2002.

     Prior to August 2, 2002, capital securities of Cox Trust II were underlying the FELINE PRIDES. Cox dissolved Cox Trust II as of August 2, 2002, and as a result, the sole assets of the trust, the senior debentures issued by Cox, were exchanged for and replaced the capital securities. The payment terms of the Cox debentures are substantially identical to those of the capital securities they replaced, and consequently, the rights of holders were not materially modified.

     For a more detailed description of the FELINE PRIDES, including the settlement and remarketing process, refer to Cox’s prospectus supplement for the FELINE PRIDES dated August 9, 1999.

     In October 1999, Cox RHINOS Trust issued 500,000 RHINOS in a private transaction to a special purpose entity for aggregate proceeds of $500 million. Cox RHINOS Trust is a subsidiary of Cox, and the sole assets of Cox RHINOS Trust are senior notes due 2029 issued by Cox. The terms of the RHINOS also provide that if the RHINOS are not redeemed with the proceeds from one or more public offerings of Cox’s Class A common stock on or after October 6, 2002 or if the closing price of Cox’s Class A common stock falls below $28 per share, the holder may require that the RHINOS be remarketed. In June 2002, the price for Cox’s Class A common stock closed below $28 per share, but the holder of the RHINOS has not elected to require Cox to remarket the RHINOS. Cox has been in discussions with the holder of the RHINOS, and these discussions may result in Cox repurchasing its senior notes due 2029, which would, in turn, result in the trust repurchasing the RHINOS, in October 2002. Cox may use available borrowing under its credit facilities to fund any such transaction.

Transactions With Affiliates

     For the last several years, Cox has had a number of local partnerships with Cox Interactive Media (CIM), an indirect wholly-owned subsidiary of CEI, for the development and maintenance of Internet sites based on local advertising and content. While Cox believes local content is important, this Internet city site business has not developed as planned. Cox has entered into an agreement pursuant to which CIM will continue to develop and operate these local content city sites for Cox through the remainder of 2002. The previously formed partnerships will be dissolved. This transition time provides Cox the opportunity to assess and then implement a more cost effective strategy for Cox’s home page. The expense to Cox for the local content services is not significant.

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

     Also on January 1, 2002, Cox adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on Cox’s financial position or results of operations.

     Also on January 1, 2002, Cox adopted the guidance prescribed in Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which specifies that the collection and payment of certain fees must be presented on a gross basis, as revenue and expense, rather than on a net basis. Retroactive application of this announcement is required. Accordingly, collection and payment of fees by Cox, primarily franchise fees, have been reclassified on a gross basis for all periods presented herein to conform to this new guidance. Approximately $47.9 million and $96.7 million were reclassified from operating expenses to revenues for the three and six months ended June 30, 2002, respectively, and approximately $46.2 million and $89.7 million were reclassified from operating expenses to revenues for the three and six months ended June 30, 2001, respectively.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. Cox will adopt SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. Cox is currently assessing the impact of SFAS No. 145 on its financial position and results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Cox is currently assessing the impact of SFAS No. 146 on its financial position and results of operations.

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

Caution Concerning Forward-Looking Statements

     This Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. These factors include competition within the broadband communications industry, Cox’s ability to achieve anticipated subscriber and revenue growth, Cox’s success in implementing new services and other operating initiatives, and Cox’s ability to generate sufficient cash flow to meet debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the “Caution Concerning Forward-Looking Statements” section of Cox’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended. Cox assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Cox has estimated the fair value of its financial instruments as of June 30, 2002 and December 31, 2001 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

     The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox’s investments stated at fair value are estimated and recorded based on quoted market prices. The fair value of Cox’s equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly-traded and privately-held entities. Additional information pertinent to the value of Cox’s investments is discussed in Note 3. “Investments” in Part I, Item 1. “Condensed Consolidated Financial Statements.”

     The fair value of interest rate swaps used for hedging purposes was approximately $69.4 million and $53.4 million at June 30, 2002 and December 31, 2001, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

     Cox’s outstanding commercial paper, revolving credit facilities, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximate fair value at June 30, 2002 and December 31, 2001. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

     The estimated fair value of Cox’s fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at June 30, 2002 and December 31, 2001 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at June 30, 2002 and December 31, 2001 is as follows:

	June 30, 2002			December 31, 2001

			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)

			(Millions of Dollars)
Fixed-rate notes and debentures	$5,097.6	$4,863.3	$5,116.1	$5,280.7	$5,258.0	$5,522.9
FELINE PRIDES	654.8	530.0	531.1	652.3	717.0	$719.0
Exchangeable subordinated debentures	1,604.7	1,272.9	1,334.3	1,829.5	1,762.6	$1,888.2

Part II — Other Information

Item 1. Legal Proceedings

     Cox is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox’s consolidated financial position, consolidated results of operations or consolidated cash flows. For a description of certain legal matters, refer to Note 10. “Commitments and Contingencies” in Part I, Item 1. “Condensed Consolidated Financial Statements.”

Item 4. Submission of Matters to a Vote of Security Holders

     Cox held its Annual Meeting of Stockholders on May 22, 2002. Three matters were voted upon at the meeting: (a) the election of a Board of Directors of seven members to serve until the 2003 Annual Meeting or until their successors are duly elected and qualified; (b) approval of Cox’s 2002 Employee Stock Purchase Plan; and (c) ratification of the appointment of Deloitte & Touche LLP, independent certified public accountants, as Cox’s independent auditors for the fiscal year ending December 31, 2002.

     The following directors were elected and received the votes indicated:

Nominee	Votes in Favor	Votes Withheld

James C. Kennedy	796,398,630	31,754,073

Janet M. Clarke	814,489,663	13,663,040

David E. Easterly	825,428,140	2,724,563

Robert C. O’Leary	796,347,288	31,805,415

James O. Robbins	796,311,522	31,841,181

Rodney W. Schrock	823,730,083	4,422,620

Andrew J. Young	790,198,576	37,954,127

     The 2002 Employee Stock Purchase Plan was approved with 825,768,987 votes in favor, 2,097,172 votes in opposition, and 286,544 abstentions.

     Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2002, was approved with 822,701,175 votes in favor, 5,327,208 votes in opposition, and 124,320 abstentions.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

3.1 —	Amended Certificate of Incorporation of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)

3.2 —	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)

10.1 —	Amended and Restated 364-Day Credit Agreement, dated as of June 28, 2002, among Cox Communications, Inc., the banks party thereto, JPMorgan Chase Bank, as administrative agent, and Bank of America, N.A. and Wachovia Bank, National Association as syndication agents.

21 —	Subsidiaries of Cox Communications, Inc.

99.1 —	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 —	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.

Date:	August 8, 2002	/s/ Jimmy W. Hayes Jimmy W. Hayes Executive Vice President, Finance and Administration Chief Financial Officer (principal financial officer)