Form 10-Q
period 2002-09-30
COX COMMUNICATIONS INC /DE/
filed 2002-11-12
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____________ to_____________

Commission File Number 1-6590

Cox Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2112281 (I.R.S. Employer Identification No.)

1400 Lake Hearn Drive, Atlanta, Georgia (Address of principal executive offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 843-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒      No  ☐

     There were 592,526,822 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of October 31, 2002.

Cox Communications, Inc.
Form 10-Q
For the Quarter Ended September 30, 2002

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

Cox Communications, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2002	2001

	(unaudited)
	(Thousands of Dollars)
Assets
Cash	$606,960	$86,860
Accounts and notes receivable, less allowance for doubtful accounts of $35,294 and $33,514	348,393	421,111
Net plant and equipment	7,656,831	7,127,908
Investments	205,152	3,515,233
Intangible assets	13,513,445	13,510,894
Amounts due from Cox Enterprises, Inc. (CEI)	20,152	13,245
Other assets	429,568	386,185

Total assets	$22,780,501	$25,061,436

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$631,978	$674,426
Deferred income taxes	4,249,890	4,538,288
Other liabilities	380,658	470,397
Debt	7,967,327	8,417,675

Total liabilities	13,229,853	14,100,786

Commitments and contingencies (Note 11)
Minority interest in equity of consolidated subsidiaries	132,286	129,121
Cox-obligated capital and preferred securities of subsidiary trusts	—	1,155,738
Shareholders’ equity
Series A convertible preferred stock — liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 4,836,372	4,836	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 598,030,841 and 578,493,107; shares outstanding: 592,521,704 and 572,994,707	598,031	578,493
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	4,546,763	3,891,157
Retained earnings	4,458,779	4,912,461
Accumulated other comprehensive income (loss)	(5,308)	473,135
Class A common stock in treasury, at cost: 5,509,137 and 5,498,400 shares	(212,337)	(211,889)

Total shareholders’ equity	9,418,362	9,675,791

Total liabilities and shareholders’ equity	$22,780,501	$25,061,436

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

	(unaudited)
	(Thousands of Dollars, excluding share data)
Revenues	$1,275,049	$1,079,522	$3,697,720	$3,118,987
Costs and expenses
Programming costs	266,426	239,875	800,502	714,086
Selling, general and administrative	555,180	443,388	1,609,835	1,268,396
Depreciation and amortization	343,054	368,629	1,006,574	1,076,616
Loss on sale of cable systems	—	—	3,916	—

Operating income	110,389	27,630	276,893	59,889
Interest expense	(141,836)	(136,347)	(397,820)	(433,358)
Gain (loss) on derivative instruments, net	102,738	(90,312)	870,361	(347,890)
Gain (loss) on investments, net	(157,910)	469,556	(1,383,260)	1,067,568
Other, net	(104)	(1,694)	906	(3,622)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(86,723)	268,833	(632,920)	342,587
Income tax expense (benefit)	(26,174)	111,849	(215,382)	154,325

Income (loss) before minority interest and cumulative effect of change in accounting principle	(60,549)	156,984	(417,538)	188,262
Minority interest, net of tax	(12,511)	(14,021)	(36,144)	(45,114)

Income (loss) before cumulative effect of change in accounting principle	(73,060)	142,963	(453,682)	143,148
Cumulative effect of change in accounting principle, net of tax	—	—	—	717,090

Net income (loss)	$(73,060)	$142,963	$(453,682)	$860,238

Share data
Basic net income (loss) per share
Basic weighted-average shares outstanding	610,741,238	600,438,748	604,298,850	600,295,473
Income (loss) before cumulative effect of change in accounting principle	$(0.12)	$0.24	$(0.75)	$0.24
Cumulative effect of change in accounting principle	—	—	—	1.19

Basic net income (loss) per share	$(0.12)	$0.24	$(0.75)	$1.43

Diluted net income (loss) per share
Diluted weighted-average shares outstanding	610,741,238	608,531,263	604,298,850	609,042,181
Income (loss) before cumulative effect of change in accounting principle	$(0.12)	$0.23	$(0.75)	$0.23
Cumulative effect of change in accounting principle	—	—	—	1.18

Diluted net income (loss) per share	$(0.12)	$0.23	$(0.75)	$1.41

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statement of Shareholders’ Equity

							Class A
						Accumulated	Common
	Series A	Common Stock		Additional		Other	Stock in
	Preferred			Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income (Loss)	at Cost	Total	Loss

	(unaudited)
	(Thousands of Dollars)
December 31, 2001	$4,836	$578,493	$27,598	$3,891,157	$4,912,461	$473,135	$(211,889)	$9,675,791
Net loss					(453,682)			(453,682)	$(453,682)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		800		24,345				25,145
Issuance of stock for settlement of FELINE PRIDES		18,738		631,261				649,999
Shares surrendered in connection with vesting of restricted stock							(448)	(448)
Other comprehensive loss						(478,443)		(478,443)	(478,443)

Comprehensive loss									$(932,125)

September 30, 2002	$4,836	$598,031	$27,598	$4,546,763	$4,458,779	$(5,308)	$(212,337)	$9,418,362

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months
	Ended September 30

	2002	2001

	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net income (loss)	$(453,682)	$860,238
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,006,574	1,076,616
Loss on sale of cable systems	3,916	—
(Gain) loss on derivative instruments, net	(870,361)	347,890
Deferred income taxes	11,362	(421,736)
(Gain) loss on investments, net	1,383,260	(1,067,568)
Minority interest, net of tax	36,144	45,114
Cumulative effect of change in accounting principle, net of tax	—	(717,090)
Decrease in accounts and notes receivable	57,146	587
(Increase) decrease in other assets	52,532	(72,974)
Decrease in accounts payable and accrued expenses	(10,113)	(53,379)
Increase (decrease) in taxes payable	(99,901)	855,824
Other, net	69,545	53,237

Net cash provided by operating activities	1,186,422	906,759

Cash flows from investing activities
Capital expenditures	(1,431,644)	(1,600,531)
Proceeds from the sale of investments	1,344,770	1,135,410
Investments in and returns from affiliated companies, net	2,065	(24,341)
(Increase) decrease in amounts due from CEI, net	(6,907)	5,808
Proceeds (payments) from the sale of cable systems	12,574	(1,495)
Other, net	(11,778)	14,789

Net cash used in investing activities	(90,920)	(470,360)

Cash flows from financing activities
Commercial paper repayments, net	(727,384)	(1,485,807)
Proceeds from issuance of debt, net of debt issuance costs	985,890	1,406,979
Repayment of debt	(284,824)	(342,197)
Redemption of preferred securities of subsidiary trust	(502,610)	—
Proceeds from exercise of stock options	23,764	8,954
Decrease in book overdrafts	(22,474)	(8,250)
Increase in amounts due to CEI, net	—	32,871
Distributions paid on capital and preferred securities of subsidiary trusts	(47,764)	(58,769)
Other, net	—	23,970

Net cash used in financing activities	(575,402)	(422,249)

Net increase in cash	520,100	14,150
Cash at beginning of period	86,860	78,442

Cash at end of period	$606,960	$92,592

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended September 30, 2002

1. Basis of Presentation and Other Information

     The accompanying unaudited condensed consolidated financial statements of Cox Communications, Inc. (Cox), a 63.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

2. Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

     On January 1, 2002, Cox adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. The adoption of SFAS No. 142 did not result in an impairment charge. For a further discussion, see Note. 4, “Goodwill and Intangible Assets.”

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

     Also on January 1, 2002, Cox adopted the guidance prescribed in Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which specifies that the collection and payment of certain fees must be presented on a gross basis, as revenue and expense, rather than on a net basis. Retroactive application of this standard was required. Accordingly, collection and payment of fees by Cox, primarily franchise fees, have been reclassified on a gross basis for all periods presented herein to conform to this new guidance. Approximately $48.7 million and $145.4 million have been classified to revenues for the three and nine months ended September 30, 2002, respectively, and approximately $47.6 million and $137.3 million were reclassified from operating expenses to revenues for the three and nine months ended September 30, 2001, respectively.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Reclassifications

     Certain amounts in the 2001 condensed consolidated financial statements have been reclassified for comparative purposes.

3. Investments

	September 30	December 31
	2002	2001

	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$135,135	$2,903,062
Trading securities	38,220	475,995
Derivative instruments	3,430	90,494
Other	28,367	45,682

Total investments	$205,152	$3,515,233

Investments Stated at Fair Value

     The aggregate cost of Cox’s investments stated at fair value at September 30, 2002 and December 31, 2001 was $187.8 million and $2,326.0 million, respectively. Gross unrealized losses on investments were $3.8 million at September 30, 2002, and gross unrealized gains and losses on investments were $843.3 million and $76.6 million, respectively, at December 31, 2001. For the three and nine months ended September 30, 2002, gross realized gains and losses on investments stated at fair value were $27.1 million and $179.9 million, respectively, and $64.4 million and $1,418.8 million, respectively. For the three and nine months ended September 30, 2001, gross realized gains and losses on investments stated at fair value

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

were $502.1 million and $32.0 million, respectively, and $1,200.2 million and $120.4 million, respectively. Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in Note 6. “Derivative Instruments and Hedging Activities.”

     Sprint PCS. At September 30, 2002, the estimated fair value of Cox’s investment in Sprint Corporation’s PCS Group (Sprint PCS) was $169.8 million and comprised of 66.7 million shares of Sprint PCS common stock and warrants and convertible preferred stock, which are exercisable for or convertible into approximately 10.3 million shares of Sprint PCS common stock. At December 31, 2001, the estimated fair value of Cox’s investment in Sprint PCS was $2,444.3 million and comprised of 91.9 million shares of Sprint PCS common stock and warrants and convertible preferred stock, which are exercisable for or convertible into approximately 10.3 million shares of Sprint PCS common stock.

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

Other

     Discovery. In September 2002, Cox received a $27.1 million partial return on its investment from Discovery Communications, Inc. Since Cox’s cumulative proportionate share of equity in net losses exceeds the carrying amount of it’s investment in Discovery, this resulted in a pre-tax gain of $27.1 million.

     During the three and nine months ended September 30, 2002, Cox recorded aggregate pre-tax losses of $127.0 million and $804.4 million, respectively, on certain of its investments, primarily Sprint PCS, as a result of a decline in fair value that was considered other than temporary. For the three and nine months ended September 30, 2001, Cox recorded aggregate pre-tax losses of $1.6 million and $50.9 million, respectively, on certain investments as a result of a decline in fair value that was considered other than temporary. These losses are included in net gain (loss) on investments in the Condensed Consolidated Statement of Operations. Cox assesses the recoverability of all of its investments on an ongoing basis.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

     Cox has several other fair value, equity and cost method investments that were not, individually or in the aggregate, significant in relation to the Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001.

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

     Cox has certain intangible assets that have been determined to have indefinite useful lives. Accordingly, Cox discontinued the amortization of intangible assets with indefinite lives, which consist primarily of franchise value, effective January 1, 2002. Had Cox been accounting for intangible assets under SFAS No. 142 for all periods presented, Cox’s net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(Thousands of Dollars, excluding per share data)
Reported income (loss) before cumulative effect of change in accounting principle	$(73,060)	$142,963	$(453,682)	$143,148
Franchise value amortization, net of tax	—	61,675	—	187,929

Adjusted income (loss) before cumulative effect of change in accounting principle	(73,060)	204,638	(453,682)	331,077
Cumulative effect of change in accounting principle	—	—	—	717,090

Adjusted net income (loss)	$(73,060)	$204,638	$(453,682)	$1,048,167

Basic net income (loss) per share:
Reported income (loss) before cumulative effect of change in accounting principle	$(0.12)	$0.24	$(0.75)	$0.24
Add back franchise value amortization, net of tax	—	0.10	—	0.31

Adjusted income (loss) before cumulative effect of change in accounting principle	(0.12)	0.34	(0.75)	0.55
Cumulative effect of change in accounting principle	—	—	—	1.19

Adjusted basic net income (loss) per share	$(0.12)	$0.34	$(0.75)	$1.74

Diluted net income (loss) per share:
Reported income (loss) before cumulative effect of change in accounting principle	$(0.12)	$0.23	$(0.75)	$0.23
Add back franchise value amortization, net of tax	—	0.10	—	0.31

Adjusted income (loss) before cumulative effect of change in accounting principle	(0.12)	0.33	(0.75)	0.54
Cumulative effect of change in accounting principle	—	—	—	1.18

Adjusted diluted net income (loss) per share	$(0.12)	$0.33	$(0.75)	$1.72

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

5. Debt

	September 30	December 31
	2002	2001

	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	—	727,384
Medium-term notes	391,251	391,183
Notes and debentures	5,753,513	5,313,517
Exchangeable subordinated debentures	1,573,489	1,829,497
Capitalized lease obligations	233,464	140,866
Other	15,610	15,228

Total debt	$7,967,327	$8,417,675

     See Note 6. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivative instruments embedded in the exchangeable subordinated debentures and zero-coupon debt, which have been classified as a component of debt in the Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001.

Revolving Credit Facilities

     In June 2002, Cox amended and restated its 364-day facility to, among other things, extend the facility for another 364 days, which will now terminate on June 27, 2003. The size of the facility was also changed from $1.5 billion to $1.1 billion. As of September 30, 2002, Cox had no borrowings outstanding under this credit facility or its 5-year credit facility, which provides for up to $0.9 billion and terminates in 2005.

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

     In September 2002, Cox issued a series of 7.125% senior notes due October 1, 2012 with an aggregate principal amount of $1.0 billion, less offering costs and underwriting commissions of $13.9 million. The 7.125% senior notes are unsecured and rank equally with Cox’s other senior unsecured indebtedness. In addition, the 7.125% senior notes may be redeemed by Cox, in whole or in part, at any time prior to maturity at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Interest is payable on a semi-annual basis beginning April 1, 2003.

     On November 7, 2002, Cox’s $200.0 million aggregate principal amount of Floating Rate MOPPRS/CHEERS was subject to mandatory tender to the remarketing dealers. However, the remarketing dealers did not elect to remarket the MOPPRS/CHEERS, and Cox repurchased the MOPPRS/CHEERS on November 7, 2002. The total aggregate consideration paid to repurchase the MOPPRS/CHEERS was $227.2 million, which amount included the remarketing option value paid to the remarketing dealers and accrued interest paid to the holders.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

Exchangeable Subordinated Debentures

     Exchangeable subordinated debentures at September 30, 2002 are comprised of: $1.3 billion aggregate original principal amount of exchangeable subordinated debentures, referred to as PRIZES, which were issued in November 1999 and are due November 2029; $275.0 million aggregate original principal amount of exchangeable subordinated debentures, referred to as Premium PHONES, which were issued in March 2000 and are due March 2030; and $1.8 billion aggregate principal amount at maturity of exchangeable subordinated discount debentures, referred to as Discount Debentures, which were issued in April 2000 and are due April 2020. The Discount Debentures were issued at an aggregate original issue discount of $1.1 billion.

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

Interest Rate Swaps

     Cox utilizes four interest rate swap agreements to manage its exposure to changes in interest rates associated with certain of its fixed-rate debt obligations whereby these fixed-rate debt obligations are effectively converted into floating-rate debt obligations. The variable rates with respect to Cox’s interest rate swaps are adjusted quarterly or semi-annually based on London Interbank Offered Rates. The notional amounts with respect to the interest rate swaps do not quantify risk, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties; however, Cox does not anticipate nonperformance by the counterparties. For a further discussion regarding Cox’s accounting for interest rate swaps, see Note 6. “Derivative Instruments and Hedging Activities.”

     The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swap agreements at September 30, 2002 and December 31, 2001:

	September 30	December 31
	2002	2001

Notional amount (in thousands)	$1,150,000	$1,150,000
Weighted average fixed interest rate received (for the quarter ended)	7.38%	7.38%
Weighted average floating interest rate paid (for the quarter ended)	3.10%	4.10%
Maturity	2004-2006	2004-2006

     As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced by $12.1 million and $35.5 million, respectively, during the three and nine months ended September 30, 2002 and $5.5 million and $12.5 million, respectively, during the three and nine months ended September 30, 2001.

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

     Cox recorded pre-tax gains on derivative instruments of $102.7 million and $870.4 million during the three and nine months ended September 30, 2002, respectively, and pre-tax losses on derivative instruments of $90.3 million and $347.9 million during the three and nine months ended September 30, 2001, respectively. In addition, cumulative derivative adjustments made in accordance with SFAS No. 133, which are classified as a component of debt in the Condensed Consolidated Balance Sheets, reduced reported indebtedness by approximately $1.1 billion and $0.5 billion at September 30, 2002 and December 31, 2001, respectively. The following is a detail of Cox’s gain (loss) on derivative instruments for the three and nine months ended September 30, 2002 and 2001 followed by a summary of Cox’s derivative instruments.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(Millions of Dollars)
Equity collar arrangements	$—	$(16.1)	$268.8	$(59.2)
Zero-coupon debt	64.2	(11.0)	397.3	14.3
Exchangeable subordinated debentures	43.7	(61.8)	293.0	(346.5)
Stock purchase warrants	(5.2)	(1.4)	(88.7)	(2.7)
Other	—	—	—	46.2

Total derivative gain (loss)	$102.7	$(90.3)	$870.4	$(347.9)

Interest Rate Swap Agreements

     Cox has designated and accounted for its four interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Condensed Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $113.0 million and $53.4 million at September 30, 2002 and December 31, 2001, respectively.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

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

Zero-Coupon Debt

     In January 2001, Cox issued a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock with an aggregate fair value as of the respective trade dates of $502.0 million for aggregate proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. These contracts mature at various dates between 2004 and 2006, and at Cox’s election, may be settled in cash or shares of Sprint PCS common stock. These contracts meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derives its value, in part, based on the trading price of Sprint PCS common stock. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative asset of $438.0 million and $40.8 million at September 30, 2002 and December 31, 2001, respectively, and have been classified as a component of the zero-coupon debt instruments. Accordingly, the carrying value of the zero-coupon debt instruments, net of the embedded derivative assets, amounted to a net asset of $3.5 million and a net liability of $373.5 million at September 30, 2002 and December 31, 2001, respectively, and have been classified within debt in the Condensed Consolidated Balance Sheets.

Exchangeable Subordinated Debentures

     Cox has three series of exchangeable subordinated debentures outstanding, referred to as PRIZES, Premium PHONES and Discount Debentures, as further described in Note 5. “Debt.” The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives, in part, its value based on the trading price of Sprint PCS common stock. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $290.7 million and $583.7 million at September 30, 2002 and December 31, 2001, respectively, and have been classified as a component of the corresponding exchangeable subordinated debt instruments. Accordingly, the aggregate carrying value of the exchangeable subordinated debt instruments, including the embedded derivative obligations, amounted to $1,573.5 million and $1,829.5 million at September 30, 2002 and December 31, 2001, respectively, and have been classified within debt in the Condensed Consolidated Balance Sheets.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

Stock Purchase Warrants

     Cox holds strategic investments in warrants to purchase equity securities of certain publicly-traded and privately-held entities that meet the definition of a freestanding derivative instrument, as prescribed by SFAS No. 133, and have not been designated by Cox as hedging instruments. As a result, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $3.4 million and $90.5 million at September 30, 2002 and December 31, 2001, respectively, and have been classified as a component of investments in the Condensed Consolidated Balance Sheets.

7. Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts

FELINE PRIDES

     In August 1999, Cox Trust II issued 13.0 million FELINE PRIDES (which consisted of 11.7 million Income PRIDES and 1.3 million Growth PRIDES) and 1.3 million Trust capital securities for aggregate proceeds of $650.0 million. Cox Trust II was a subsidiary of Cox, and the sole assets of Cox Trust II were senior notes issued by Cox. On August 16, 2002, Cox issued approximately 18.7 million shares of Cox Class A common stock to holders of its Income PRIDES and Growth PRIDES in settlement of such holders’ underlying obligation to purchase Cox Class A common stock. Also on August 16, 2002, Cox retained approximately $590.4 million aggregate principal amount (out of the original $650.0 million aggregate principal amount) of debentures securing the purchase contract obligations of the Income PRIDES holders in full satisfaction of such holders’ obligations to purchase Cox Class A common stock. On September 3, 2002, Cox repurchased approximately $58.6 million of the remaining debentures, funded primarily with the proceeds from maturing Treasury securities received upon settlement of the Growth PRIDES. After such repurchase, approximately $1.0 million aggregate principal amount of the debentures remains outstanding. The reset interest rate, effective August 16, 2002, for the remaining debentures is 4.05%. As a result of the foregoing, approximately $650.0 million previously classified as Cox-obligated capital securities of subsidiary trusts attributable to the FELINE PRIDES has been settled with the issuance of Cox Class A common stock. Additionally, Cox wrote off approximately $7.9 million of unamortized issuance costs upon settlement.

RHINOS

     In October 1999, Cox RHINOS Trust issued 500,000 RHINOS in a private transaction for aggregate proceeds of $500.0 million. Cox RHINOS Trust was a subsidiary of Cox, and the sole assets of Cox RHINOS Trust were senior notes issued by Cox. On August 28, 2002, Cox, Cox RHINOS Trust and the holder of the RHINOS amended the terms of the RHINOS. As a result of these amendments, among other things, Cox obtained the discretionary right to redeem its senior notes held by Cox RHINOS Trust, in whole or in part, at any time from August 28, 2002 to and including October 1, 2002. On September 26, 2002, Cox redeemed its senior notes held by Cox RHINOS Trust, which, in turn, resulted in Cox RHINOS Trust repurchasing all of the outstanding RHINOS for $502.6 million, which amount included interest accrued to the redemption date. As a result of the RHINOS repurchase described above, Cox no longer has any Cox-obligated preferred securities of subsidiary trusts. Additionally, Cox wrote off approximately $10.2 million of unamortized issuance costs upon repurchase.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

8. Earnings Per Share

     For the three and nine months ended September 30, 2002, 28.8 million and 28.6 million Class A common shares, respectively, related to employee stock-based compensation plans, convertible senior notes and convertible preferred stock were not included in the computation of diluted EPS, because such effects would have been antidilutive for the periods.

     The following table reconciles the numerator and the denominator of the basic and diluted per share computations for income from operations for the three and nine months ended September 30, 2001:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001

	(Thousands of Dollars,
	excluding per share data)
Income before cumulative effect of change in accounting principle (A)	$142,963	$143,148

Basic weighted average shares outstanding (B)	600,439	600,295
Effect of dilutive securities:
Employee stock options	643	880
Employee stock purchase plan	555	557
Convertible preferred stock	6,894	6,894
Forward purchase contracts forming a part of the FELINE PRIDES	—	416

Diluted weighted average shares outstanding (C)	608,531	609,042

Earnings per share before cumulative effect of change in accounting principle
Basic earnings per share (A/B)	$0.24	$0.24

Diluted earnings per share (A/C)	$0.23	$0.23

     For the three and nine months ended September 30, 2001, 35.0 million and 17.2 million Class A common shares, respectively, related to convertible senior notes and the RHINOS were not included in the computation of diluted EPS, because such effects would have been antidilutive for the periods.

9. Transactions with Affiliated Companies

     Cash requirements are funded by internally generated funds, by various external financing transactions and, as needed, through intercompany loans from CEI. CEI performs day-to-day cash management services for Cox. Outstanding amounts due from CEI bear interest equal to CEI’s current commercial paper borrowing rate, which was 2.4% and 3.0% at September 30, 2002 and December 31, 2001, respectively.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

     Included in amounts due (to) from CEI are the following transactions:

(Thousands of Dollars)

Intercompany due from CEI, December 31, 2001	$13,245
Cash transferred to CEI	149,834
Net operating expense reimbursements	(142,927)

Intercompany due from CEI, September 30, 2002	$20,152

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

10. Supplemental Financial Information

	Nine Months Ended
	September 30

	2002	2001

	(Thousands of Dollars)
Significant non-cash transactions
Exercise of Excite@Home right	$—	$1,282,789
Settlement of FELINE PRIDES	650,000	—

Additional cash flow information
Cash paid for interest	$323,970	$379,839
Cash received for income tax refunds	126,306	273,161

11. Commitments and Contingencies

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

     Cox’s subsidiary Cox California Telcom, L.L.C. (Cox Telcom) is a defendant in two suits that were filed in state courts in California relating to the unauthorized publication of information pertaining to approximately 11,400 Cox Telcom telephone customers in the PacBell 2000 White Pages and 411 directory and in the Cox TelTrust information directory. The lawsuits assert various causes of action for breach of contract, invasion of privacy, negligence, commission of fraudulent or unfair business acts and practices in violation of California Business & Professions Code Section 17-200 and violation of California Public Utilities Code Sections 2891 and 2891.1. The suits seek damages and injunctive relief. The suits have been settled, and on October 2, 2002, were dismissed with prejudice.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

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

     On August 23, 2002, plaintiff Redefining Progress, on behalf of itself and all others similarly situated, sued Fax.com, Cox Business Services, L.L.C. and others in United States District Court for the Northern District of California, alleging that Fax.com has sent numerous unsolicited advertisements by facsimile in violation of federal law. The complaint alleges that Cox Business Services, which provides telecommunications services to Fax.com, is also liable for the facsimiles in violation of the Telephone Consumer Protection Act of 1991 (TCPA), Sections 206 and 207 of the Telecommunications Act of 1996 and certain state laws. The suit seeks an award of statutory damages in the amount of $500 for each violation of the TCPA, treble damages, injunctive relief, the establishment of a constructive trust and other relief. On October 11, 2002, Cox Business Services moved to dismiss for lack of subject matter jurisdiction, for failure to state a claim, and based on the primary jurisdiction of the FCC. In addition, on September 8, 2002, plaintiff Daniel David, on behalf of himself and all others similarly situated, filed a related case against Fax.com, Inc., Cox Business Services and others in the Superior Court of California, Alameda County. The complaint asserts various federal and state law causes of action including violation of the TCPA, trespass to chattels, violation of Section 17-200 of the California Business and Professions Code and unjust enrichment. The suit seeks damages and injunctive relief similar to that sought in the related federal suit. Cox Business Services intends to defend these actions vigorously. Their outcomes cannot be predicted at this time.

     Cox @Home, Inc., a wholly-owned subsidiary of Cox, is a shareholder of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. On September 24, 2002, a committee of bondholders of Excite@Home sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleges the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. Cox and Cox @Home intend to defend this action vigorously. The outcome cannot be predicted at this time.

     Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo on behalf of themselves and all other shareholders of Excite@Home as of March 28, 2000 seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. On February 26, 2001, the Court stayed both actions, which had been previously consolidated, on grounds of forum non-conveniens. A related suit

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001 in the same court. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/Yourman action, thereby also staying the Ward action. On June 18, 2002, the court granted plaintiffs’ motion to lift the stay and authorized discovery to proceed regarding Cox’s pending motion to dismiss for lack of personal jurisdiction. On September 10, 2002 the United States Bankruptcy Court for the Northern District of California in the Excite@Home bankruptcy proceeding held that the claims in the suits were derivative and, thus constituted the exclusive property of the Excite@Home bankruptcy estate. The Bankruptcy Court thereafter ordered the plaintiffs to dismiss the suits. Plaintiffs have appealed the Bankruptcy Court’s decision to the United States District Court for the Northern District of California. Cox intends to defend these actions vigorously. The outcome cannot be predicted at this time.

     On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers of Excite@Home, among others. Cox was served on May 10, 2002. This case has been consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in that case, naming Cox as a defendant, was filed and served on November 7, 2002. The putative class includes persons who purchased shares of Excite@Home common stock between the time period March 28, 2000 and September 28, 2001. The sole count against Cox asserts a claim against Cox as a “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. The time for Cox to answer or otherwise respond to the amended complaint has been extended until January 29, 2003. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001.

Overview

     Cox Communications, Inc., an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is one of the nation’s largest multi-service advanced communications providers. As of September 30, 2002, Cox served approximately 6.3 million basic video customers nationwide, making it the fifth largest cable television provider in the U.S.

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

Results of Operations

     Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

     Total revenues for the three months ended September 30, 2002 were $1,275.0 million, an 18% increase over revenues of $1,079.5 million for the three months ended September 30, 2001. This increase includes the effects of:

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

     Programming costs were $266.4 million for the third quarter of 2002, an increase of 11% over the same period in 2001, due to programming rate increases implemented over the past twelve months, basic and digital customer growth and channel additions. Selling, general and administrative expenses for the three months ended September 30, 2002 increased 25% to $555.2 million due to:

•	increased labor costs due to the transition from upgrade construction and new product launches to maintenance and related customer costs directly associated with the growth of new subscribers;

•	increased bad debt expense due to a $4.9 million reserve established as a result of the July 2002 bankruptcy filing of WorldCom, Inc.; and

•	costs associated with Cox’s high-speed Internet service, which had been netted against revenues in the prior period under a revenue sharing agreement with Excite@Home.

     Depreciation and amortization decreased to $343.1 million from $368.6 million in the third quarter of 2001 due to a reduction in amortization of approximately $86.7 million from intangible assets determined to have an indefinite life, offset by an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services.

     For the third quarter of 2002, Cox recorded a $102.7 million pre-tax gain on derivative instruments due to the following:

•	$43.7 million pre-tax gain resulting from the change in the fair value of certain derivative instruments embedded in Cox’s exchangeable subordinated debentures and indexed to shares of Sprint PCS common stock that Cox owns;

•	$64.2 million pre-tax gain resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt and indexed to shares of Sprint PCS common stock that Cox owns; and

•	$5.2 million pre-tax loss resulting from the change in the fair value of certain derivative instruments associated with Cox’s investments.

     Net loss on investments of $157.9 million is primarily due to a $48.9 million pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading and a $127.0 million decline in the fair value of certain investments, primarily Sprint PCS, considered to be other than temporary.

     Included in net gain on investments for the comparable period in 2001 were a pre-tax gain associated with Cox’s investment in Sprint PCS common stock classified as trading and a pre-tax gain related to the sale of Cox’s interests in Outdoor Life Network, L.L.C., Speedvision Network, L.L.C. and Cable Network Services, L.L.C.

     Minority interest of $12.5 million primarily represents distributions on Cox’s obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. Net loss for the current quarter was $73.1 million compared to net income of $143.0 million for the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

     Total revenues for the nine months ended September 30, 2002 were $3,697.7 million, a 19% increase over revenues of $3,119.0 million for the nine months ended September 30, 2001. This increase includes the effects of:

•	basic and digital video customer growth;

•	basic rate increases implemented over the past twelve months resulting from increased programming costs and increased channel availability;

•	residential and commercial high-speed Internet access and telephony customer growth;

•	the Tyson/Holyfield boxing event in the second quarter of 2002;

•	a continuing rebound in local and national advertising sales; and

•	costs associated with Cox’s high-speed Internet service, which had been netted against revenues in the prior period under a revenue sharing agreement with Excite@Home.

     Programming costs were $800.5 million for the nine months ended September 30, 2002, an increase of 12% over the same period in 2001, due to programming rate increases implemented over the past twelve months, basic and digital customer growth and channel additions. Selling, general and administrative expenses for the nine months ended September 30, 2002 increased 27% to $1,609.8 million due to:

•	increased labor costs due to the transition from upgrade construction and new product launches to maintenance and related customer costs directly associated with the growth of new subscribers;

•	increased marketing costs in the first half of 2002 as compared to the first half of 2001 aimed at enhancing customer awareness, the promotion of new services and bundling alternatives, and the acquisition of new customers;

•	increased bad debt expense due to the lagging effect of the general economic slowdown and a $4.9 million reserve for the bankruptcy filing of WorldCom;

•	a one-time non-recurring charge of $9.8 million related to the continuation of Excite@Home high-speed Internet service through February 2002; and

•	costs associated with Cox’s high-speed Internet service, which had been netted against revenues in the prior period under a revenue sharing agreement with Excite@Home.

     Depreciation and amortization decreased to $1,006.6 million from $1,076.6 million in the first nine months of 2001 due to a reduction in amortization of approximately $264.9 million from intangible assets determined to have an indefinite life, offset by an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services. During the second quarter of 2002, Cox sold certain cable systems and recognized a pre-tax loss of $3.9 million. Interest expense decreased to $397.8 million primarily due to decreased interest rates on floating rate debt, interest savings as a result of Cox’s interest rate swap agreements and repayment of all commercial paper borrowings.

     For the nine months ended September 30, 2002, Cox recorded an $870.4 million pre-tax gain on derivative instruments due to the following:

•	$293.0 million pre-tax gain resulting from the change in the fair value of certain derivative instruments embedded in Cox’s exchangeable subordinated debentures and indexed to shares of Sprint PCS common stock that Cox owns;

•	$397.3 million pre-tax gain resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt and indexed to shares of Sprint PCS common stock that Cox owns; and

•	$180.1 million pre-tax gain resulting from the change in the fair value of certain derivative instruments associated with Cox’s investments.

     Net loss on investments of $1.4 billion is primarily due to:

•	$170.4 million pre-tax loss related to the sale of 23.9 million shares of Sprint PCS common stock;

•	$437.7 million pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading; and

•	$804.4 million decline in the fair value of certain investments, primarily Sprint PCS, considered to be other than temporary.

     Included in net gain on investments for the comparable period in 2001 were pre-tax gains associated with Cox’s investment in Sprint PCS classified as trading, a pre-tax gain related to the sale of Cox’s interests in Outdoor Life, Speedvision and Cable Network Services and a pre-tax gain related to the exercise of Cox’s Excite@Home right.

     Minority interest of $36.1 million primarily represents distributions on the FELINE PRIDES and RHINOS. Net loss for nine months ended September 30, 2002 was $453.7 million compared to net income of $860.2 million for the comparable period in 2001, which included an after-tax cumulative effect of change in accounting principle from adoption of Statement of Financial Accounting Standards (SFAS) No. 133, which increased earnings by $717.1 million.

Liquidity and Capital Resources

Uses of Cash

     As part of Cox’s ongoing strategic plan, Cox has invested, and will continue to invest, capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services and to make investments in companies primarily focused on cable programming, telecommunications and technology.

     During the nine months ended September 30, 2002, Cox made capital expenditures of $1.4 billion. These expenditures were primarily directed at costs for electronic equipment located in customer houses, costs to upgrade and rebuild its broadband network to allow for the delivery of advanced broadband services and network costs associated with entering new service areas. Capital expenditures for the year ending December 31, 2002 are expected to be approximately $2.0 billion.

     Net commercial paper repayments during the nine months ended September 30, 2002 were $727.4 million. As a result, Cox had no outstanding commercial paper borrowings as of September 30, 2002. During the nine months ended September 30, 2002, Cox repaid $284.8 million of debt, which primarily consisted of the repurchase of convertible senior notes.

     In September 2002, Cox redeemed the senior notes held by the Cox RHINOS Trust for approximately $502.6 million. Distributions paid on capital and preferred securities of subsidiary trusts of $47.8 million consisted of quarterly interest payments on the FELINE PRIDES and RHINOS.

Sources of Cash

     During the nine months ended September 30, 2002, Cox generated $1.2 billion from operating activities. Proceeds from the sale of investments of $1.3 billion primarily include:

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

     For a more detailed description of investment monetizations in the first nine months of 2002, see Note 3. “Investments” in Part I, Item 1. “Condensed Consolidated Financial Statements.”

     Proceeds from the issuance of debt, net of debt issuance costs, underwriting commissions and discounts includes the issuance of 7.125% notes due 2012 in September 2002 for net proceeds of approximately $986.1 million. Cox used a portion of these net proceeds to redeem the RHINOS and to repurchase the MOPPRS/CHEERS, as described below under “—Other”. Cox will use the remaining proceeds to repay its 6.5% notes with an aggregate principal amount of $200.0 million upon their maturity on November 15, 2002 and for general corporate purposes.

Other

     At September 30, 2002, Cox had approximately $8.0 billion of outstanding indebtedness (net of cumulative derivative adjustments made in accordance with SFAS No. 133 which reduced reported indebtedness by approximately $1.1 billion).

     In June 2002, Cox amended and restated its 364-day credit facility. A more detailed description of this credit facility appears in Note 5. “Debt” in Part I, Item 1 “Condensed Consolidated Financial Statements.” As of September 30, 2002, Cox had no borrowings outstanding under this credit agreement or its existing 5-year credit facility, but may draw upon them for future funding needs. Cox and Cox Trust I, a wholly-owned consolidated subsidiary of Cox, have filed a universal shelf registration statement with the SEC for the offer and sale from time to time of up to $2.0 billion of various securities, which securities would be identified and described in a prospectus supplement. Cox expects to accelerate the effective date of this universal shelf registration statement in November 2002.

     On August 16, 2002, Cox issued approximately 18.7 million shares of Cox Class A common stock to holders of its Income PRIDES and Growth PRIDES in settlement of such holders’ underlying obligation to purchase Cox Class A common stock. Also on August 16, 2002, Cox retained the approximately $590.4 million aggregate principal amount (out of the original $650.0 million aggregate principal amount) of debentures securing the purchase contract obligations of the Income PRIDES holders in full satisfaction of such holders’ obligations to purchase Cox Class A common stock. On September 3, 2002, Cox repurchased approximately $58.6 million of the remaining debentures, funded primarily with the proceeds from maturing Treasury securities received upon settlement of the Growth PRIDES. After such repurchase, approximately $1.0 million aggregate principal amount of the debentures remain outstanding. The reset interest rate, effective August 16, 2002, for the remaining debentures is 4.05%.

     On August 28, 2002, Cox, Cox RHINOS Trust and the holder of the RHINOS amended the terms of the RHINOS. As a result of these amendments, among other things, Cox obtained the discretionary right to redeem its senior notes held by Cox RHINOS Trust, in whole or in part, at any time from August 28, 2002 to and including October 1, 2002. On September 26, 2002, Cox redeemed its senior notes held by Cox RHINOS Trust, which, in turn, resulted in Cox RHINOS Trust repurchasing all of the outstanding RHINOS for $502.6 million, which amount included interest accrued to the redemption date.

     As a result of the FELINE PRIDES settlement and the RHINOS repurchase discussed above, Cox no longer has any Cox-obligated capital or preferred securities of subsidiary trusts outstanding.

     On November 1, 2002, Moody’s Investor Service confirmed Cox’s senior unsecured debt rating of Baa2. The confirmation of the Baa2 rating with a negative outlook concludes Moody’s review of Cox’s credit rating, which had commenced in February 2002, as disclosed in Cox’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

     On November 7, 2002, Cox’s $200.0 million aggregate principal amount of Floating Rate MOPPRS/CHEERS was subject to mandatory tender to the remarketing dealers. However, the remarketing dealers did not elect to remarket the MOPPRS/CHEERS, and Cox repurchased the MOPPRS/CHEERS on November 7, 2002. The total aggregate consideration paid to repurchase the MOPPRS/CHEERS was $227.2 million, which amount included the remarketing option value paid to the remarketing dealers and accrued interest paid to the holders.

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

     Also on January 1, 2002, Cox adopted the guidance prescribed in Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which specifies that the collection and payment of certain fees must be presented on a gross basis, as revenue and expense, rather than on a net basis. Retroactive application of this standard is required. Accordingly, collection and payment of fees by Cox, primarily franchise fees, have been reclassified on a gross basis for all periods presented herein to conform to this new guidance. Approximately $48.7 million and $145.4 million have been classified as revenues for the three and nine months ended September 30, 2002, respectively, and approximately $47.6 million and $137.3 million were reclassified from operating expenses to revenues for the three and nine months ended September 30, 2001, respectively.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. For a more detailed discussion of these policies, see the “Critical Accounting Policies” section of Cox’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended. In addition to those discussed in Cox’s annual report, the following policy has been added due to the adoption of SFAS No. 142.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Cox has estimated the fair value of its financial instruments as of September 30, 2002 and December 31, 2001 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

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

     The fair value of interest rate swaps used for hedging purposes was approximately $113.0 million and $53.4 million at September 30, 2002 and December 31, 2001, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

     Cox’s outstanding commercial paper, revolving credit facilities, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximate fair value at September 30, 2002 and December 31, 2001. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

     The estimated fair value of Cox’s fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at September 30, 2002 and December 31, 2001 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at September 30, 2002 and December 31, 2001 is as follows:

	September 30, 2002			December 31, 2001

			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)

	(Millions of Dollars)
Fixed-rate notes and debentures	$6,192.0	$6,234.5	$6,484.3	$5,280.7	$5,258.0	$5,522.9
FELINE PRIDES	—	—	—	652.3	717.0	719.0
Exchangeable subordinated debentures	1,573.5	1,264.3	1,431.8	1,829.5	1,762.6	1,888.2

Item 4.  Disclosure Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer of Cox (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Form 10-Q, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no significant changes in Cox’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Part II — Other Information

Item 1.  Legal Proceedings

     For a description of certain legal matters, refer to Note 11. “Commitments and Contingencies” in Part I, Item 1. “Condensed Consolidated Financial Statements.”

     Cox is also a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	—	Amended Certificate of Incorporation of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)
3.2	—	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)
10.1	—	Joinder Agreement and Acknowledgement of Rights and Obligations, dated as of August 31, 2002, by and among Cox Communications, Inc., G.C. Investments, A Limited Liability Company, Barbara J. Greenspun, as Trustee of the Unified Credit Trust created under a Declaration of Trust dated December 6, 1988, Greenspun Legacy Limited Partnership and 3G Capital, LLC.
21	—	Subsidiaries of Cox Communications, Inc. (Incorporated by reference to Exhibit 21 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2002.)
99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2002:

Form 8-K dated August 12, 2002 (filed August 12, 2002) filing under Item 7 the Statements Under Oath Regarding Facts and Circumstances Relating to Securities Exchange Act Filings of James O. Robbins, Principal Executive Officer, and Jimmy W. Hayes, Principal Financial Officer, of Cox Communications, Inc., and reporting under Item 9 the signing of such statements under oath as required by the Commission’s June 27, 2002 Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

Form 8-K dated August 16, 2002 (filed September 3, 2002) reporting under Item 5 each of the following: (1) the issuance by Cox of approximately 18.7 million shares of Cox Class A common stock to holders of its Income PRIDES and Growth PRIDES in settlement of such holders’ underlying obligation to purchase Cox Class A common stock; (2) the repurchase by Cox of approximately $58.6 million of Cox’s Senior Debentures due 2004, which were tendered by the holders thereof pursuant to their right to require Cox to repurchase their debentures following an unsuccessful remarketing of the FELINE PRIDES; and (3) that Cox, Cox RHINOS Trust and the holder of the RHINOS amended the terms of the RHINOS, and filing under Item 7 the Fifth Supplemental Indenture and the First Amendment to the Remarketing Agreement associated with the amendment of the RHINOS.

Form 8-K dated July 10, 2002 (filed September 17, 2002) reporting under Item 5 both (1) that Cox Communications and Cox Enterprises, Inc. amended their Tax Allocation Agreement and (2) providing certain updated information regarding legal proceedings, and reporting under Item 9 Cox’s announcement that it expects to be free cash flow positive for the entire year 2003.

Form 8-K/A dated July 10, 2002 (filed September 20, 2002) reporting under Item 5 each of the following: (1) the issuance and sale of $1.0 billion aggregate principal amount of Cox’s 7.125% Notes due 2012; (2) that Cox Communications and Cox Enterprises, Inc. amended their Tax Allocation Agreement; and (3) providing certain updated information regarding legal proceedings and filing under

Item 7 the underwriting agreement, the form of global 7.125% Note due 2012, statements setting forth the computation of ratio of earnings to fixed charges and a Form T-1 (Statement of Eligibility of Trustee) all related to the issuance and sale of Cox’s 7.125% Notes due 2012. Cox also reported under Item 9 its announcement that it expects to be free cash flow positive for the entire year 2003.

Form 8-K dated September 24, 2002 (filed September 26, 2002) reporting under Item 5 certain updated information concerning legal proceedings and Cox’s redemption of the senior notes held by Cox RHINOS Trust, which, in turn, resulted in Cox RHINOS Trust repurchasing all of the outstanding RHINOS.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.

Date: November 12, 2002	/s/ Jimmy W. Hayes

Jimmy W. Hayes Executive Vice President, Finance and Chief Financial Officer (principal financial officer and duly authorized officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14 OF THE
SECURITIES EXCHANGE ACT OF 1934

I, James O. Robbins, Chief Executive Officer of Cox Communications, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Cox Communications, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

      /s/ James O. Robbins
James O. Robbins
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE
SECURITIES EXCHANGE ACT OF 1934

I, Jimmy W. Hayes, Chief Financial Officer of Cox Communications, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Cox Communications, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

  /s/ Jimmy W. Hayes
Jimmy W. Hayes
Chief Financial Officer