Form 10-K
period 2002-12-31
COX COMMUNICATIONS INC /DE/
filed 2003-03-31
CIK 25305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒         No ☐

     As of February 28, 2003, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $6.315 billion based on the closing price on the New York Stock Exchange on such date.

     There were 592,612,071 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2002 Summary Annual Report are incorporated by reference into Part II, and portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

COX COMMUNICATIONS, INC.

2002 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	28
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	28
Item 6.	Selected Consolidated Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 8.	Consolidated Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
PART III
Item 10.	Directors and Executive Officers of the Registrant	94
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management	94
Item 13.	Certain Relationships and Related Transactions	94
Item 14.	Disclosure Controls and Procedures	94
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	95
Signatures		99
Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of
1934		101
Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of
1934		102

PRELIMINARY NOTE

      This Annual Report on Form10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows Cox to “incorporate by reference” information that Cox files with it, which means that Cox can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that Cox files with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise.

PART I

ITEM 1.     BUSINESS

Overview

      Cox Communications, Inc. is a multi-service broadband communications company serving approximately 6.5 million customers nationwide. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone.

      Cox is an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc. CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest diversified media companies in the U.S. with consolidated revenues in 2002 of approximately $9.9 billion. CEI, which has a 105-year history in the media and communications industry, also publishes 17 daily newspapers and owns or operates 15 television stations. Through its indirect majority-owned subsidiary, Cox Radio, Inc., CEI owns, operates or provides sales and marketing services for 78 radio stations clustered in 18 markets. CEI is also an operator of wholesale auto auctions through Manheim Auctions, Inc., an indirect wholly-owned subsidiary.

Business Strategy

      Cox’s strategy is to leverage the capacity and capability of its broadband network to deliver multiple services to consumers and businesses while creating multiple revenue streams for Cox. Cox believes that aggressive investment in the technological capabilities of its broadband network, the long-term advantages of clustering, the competitive value of bundled services and its commitment to customer and community service will enhance its ability to continue to grow its cable operations and offer new services to existing and new customers.

      Technology and Network Infrastructure. Cox strives to maintain the highest technological standards in the industry. Available service offerings depend on bandwidth capacity. The greater the bandwidth, the greater the capacity of the system. Cox’s cable systems have bandwidth capacities ranging from 400 to 750 megahertz or greater. At the end of 2002, Cox had upgraded 90% of its networks to a bandwidth capacity of 750 megahertz or greater and anticipates that approximately 91% of its networks will have a bandwidth capacity of 750 megahertz or greater by the end of 2003. At the end of 2002, digital cable was available to 97% of the homes passed by Cox’s broadband network, high-speed Internet was available to 96% of homes passed and telephone was available to 40% of homes passed.

      Clustering. As an integral part of its broadband communications strategy, Cox has continually sought the advantages and efficiencies of operating large local and regional cable system clusters. As of December 31, 2002, approximately 70% of Cox’s customers were served by Cox’s 12 largest clusters, which averaged approximately 368,000 customers each. These clusters, represented by location, are:

Baton Rouge	New England	Orange County
Hampton Roads	New Orleans	Phoenix
Kansas	Northern Virginia	San Diego
Las Vegas	Oklahoma	West Texas

      Locally and regionally clustered cable systems enable Cox to reduce expenses through the consolidation of marketing and support functions and to place more experienced management teams who are better equipped to meet the new competitive and regulatory challenges of today’s communications industry at the system level. Local and regional clusters also increase the speed and effectiveness of Cox’s new product and services deployment, enhancing its ability to increase both customers and revenues.

      Bundling. Bundling is a fundamental business strategy for Cox. A bundled customer is one who subscribes to two or more of Cox’s primary services (video, high-speed Internet access and telephone). Cox offers the full bundle of services supported by a single, integrated back-office platform. That means customers can make one call regarding any and all of their services, can receive a single bill for all services and can receive multiple services at a discount. Cox believes that the bundle increases penetration and operating efficiencies, reduces customer churn and provides a competitive advantage. In 2002, the number of bundled customers grew by 53% to 1.7 million, and 25% of Cox’s total customers now subscribe to more than one service.

      Customer Service. Strong customer service is a key element of Cox’s business strategy to deliver advanced communications services to its customers. Cox has always been committed to customer service and has been recognized by several industry groups as a leader in providing excellent customer service. Cox believes that its high level of customer satisfaction helps it compete more effectively as it delivers its wide range of broadband communications services, including digital video, high-speed Internet access and local and long-distance telephone, as well as future services. Cox places special emphasis on training its customer contact employees and has developed customer service standards and programs that exceed national customer service standards developed by the National Cable and Telecommunications Association and the Federal Communications Commission (FCC).

      Community Service. A key element of Cox’s community service is enhancing education through the use of cable technology and programming. Cox participates in a wide range of education and community service initiatives in its communities nationwide. Cox’s major company-wide programs include:

•	“Cox Cable in the Classroom,” which provides more than 5,900 schools and 3.5 million students with complimentary basic cable service and more than 540 hours of commercial-free educational cable programming on a monthly basis.

•	“Cox Line to Learning,” which provides complimentary high-speed Internet access, exclusive curricula and distance-learning experiences to students in accredited public and private schools in communities where high-speed digital services are available. The program is part of Cox’s participation in “Cable’s High-Speed Connection,” a National Cable and Telecommunications Association initiative in which major broadband communications companies are providing high-speed Internet access to schools free of charge.

•	“Cox Model Technology Schools,” established by Cox in Chula Vista, California; Omaha; Norfolk; Phoenix; New Orleans; Las Vegas; Rhode Island; and Pensacola. These schools test future broadband services, such as interactive fiber optic links to local colleges, to determine their value in the classroom.

Products and Services

      Cox has one operating segment, broadband communications, and offers video and high-speed Internet access in almost all of its markets, telephone service in a growing number of markets and new advanced services in select markets.

Video

      Cox’s cable operations represent the primary element of its integrated broadband communications strategy. Video revenues represented 68% of total revenues in 2002. Cox offers customers a full range of video services and packages. Customers generally pay initial connection charges and fixed monthly fees for video service. As of December 31, 2002, Cox’s cable systems provided video service to approximately 6.3 million customers.

      Cox’s video service offerings consist of the following:

•	Basic Cable. Basic cable includes, for a monthly fee, local broadcast signals available off-air, a limited number of broadcast signals from so-called “superstations,” and public, governmental and educational access channels.

•	Expanded Basic. Expanded service includes, for an additional monthly fee, numerous satellite-delivered non-broadcast programming (such as CNN, MTV, USA, ESPN, A&E, TNT, The Discovery Channel, The Learning Channel and Nickelodeon).

•	Premium Services. Premium services include, for an additional monthly fee, satellite-delivered programming that consists principally of feature motion pictures presented without commercial interruption, sports events, concerts and other entertainment programming (such as Home Box Office, Showtime, Starz and Cinemax).

•	Pay-Per-View. Pay-per-view service allows customers to order, for a fee, a single showing of a recently released movie, sporting event or music concert on a commercial-free basis.

•	Cox Digital Cable. Digital compression technology currently allows up to 12 digital channels to be inserted into the space of only one traditional analog channel. A set-top video terminal converts the digital signal into analog signals that can be viewed on a television set. A Cox Digital Cable customer can currently receive up to approximately 250 channels, including enhanced pay-per-view service, digital music channels, new networks grouped by genre and an interactive program guide. Customers pay a monthly fee for digital cable, which varies based on level of service and number of digital converters selected by the customer.

      In addition, Cox has introduced new video services to enhance its competitive position and generate additional revenues.

•	Entertainment On Demand. Entertainment On Demand is an interactive service that provides access to hundreds of movies and other programming with full VCR like functionality, including the ability to pause, rewind and fast forward programs. Customers can also start a program whenever they like, stop the selection before it is completed and view a program repeatedly during the 24 hour rental period. Customers generally pay on a per-selection basis. Cox has already launched Entertainment On Demand in some areas, and is working with technology vendors and others to make Entertainment On Demand as widely available as possible.

•	High-Definition Television. High definition television is high-resolution digital television. A high definition television signal has twice the color resolution, provides a picture that is six times sharper than that provided by a traditional analog television set and provides enhanced audio, such as Dolby Digital. Cox provides high definition television service in seven markets: Omaha, Las Vegas, Phoenix, Northern Virginia, San Diego, Oklahoma City and Cleveland. Altogether, Cox’s high definition service is now available to more than 50% of Cox’s homes passed.

•	Digital Video Recorders. A digital video recorder is a device that allows you to store television programming on a hard disk drive so that you can access this programming at any time. The digital video recorder functions like a VCR, except that there is no videotape and it offers more sophisticated recording options and playback features. Cox launched its first deployment of digital video recorder in its Gainesville, Florida market in the first quarter of 2003 and plans additional deployments of digital video recorder service in 2003.

High-Speed Internet Access

      Cox offers high-speed Internet access services under the Cox High Speed Internet and Cox Express brand names. These services deliver access to the Internet at speeds of up to 100 times faster than traditional phone modems and provide unique online content that capitalizes on the substantial capacity of Cox’s broadband network. Cox uses its own nationwide Internet Protocol network to deliver high-speed data and Internet services to its subscribers. This network utilizes Cox’s coaxial cable infrastructure to connect subscribers to the Internet and other online services and includes standard Internet service provider functionality, such as web page hosting for subscribers, access to Internet news groups, multiple e-mail accounts and remote access. Cox believes that control of its network and service will result in better customer service, reduced operating costs and enhanced future services.

      Cox is also offering home networking as part of its high-speed Internet product. A home network is a group of personal computers and other devices that communicate with each other through a common wired or wireless technology. Cox High Speed Internet customers can purchase a home networking solution that includes the necessary wired or wireless equipment, a professional installation and 24-hour technical support.

There is a one-time installation charge and a monthly fee for ongoing technical support. Cox is currently offering home networking service in the following markets: Baton Rouge, Greater Oklahoma, Hampton Roads, Humboldt, New England, Oklahoma City, Omaha, Orange County, San Diego, Tulsa and West Texas, and is in the process of launching the service to all Cox High Speed Internet customers in 2003.

Cox Digital Telephone

      Cox utilizes the capacity and reliability of its advanced broadband network by providing local telephone services and reselling long-distance services. Cox provides traditional circuit-based telephony, but is exploring technologies using Internet protocol technology to transmit digital voice signals over its systems.

Cox Business Services

      Through both its dedicated fiber optic networks and its hybrid fiber coaxial cable networks, Cox Business Services provides a range of advanced communications services, including high-speed Internet access, local and long distance telephone and advanced voice and data transport solutions for companies of all sizes.

Advertising Revenue

      Cox also derives revenues from the sale of advertising time on satellite-delivered networks such as ESPN, MTV and CNN through its advertising sales division, Cox Media. Currently, Cox inserts advertising on up to 49 analog channels in each of its cable systems and inserts advertising on digital channels in its major markets. In addition to advertising sales in Cox markets, Cox Media represents the advertising sales efforts of other cable operators.

      Viewership to cable networks has continued to increase over the past 15 years showing the gaining popularity of the medium. Cox expects continued growth of this revenue source as a result of this audience shift. In addition, Cox participates in the regional and national cable advertising market through its investment in National Cable Communications, L.L.C., a partnership that represents cable companies in connection with the sale of advertising space to advertisers. National Cable Communications is the largest representation firm in spot cable advertising sales.

Customer Data

      The following table presents operating statistics for Cox’s primary services as of December 31, 2002 and 2001:

	December 31

	2002	2001

Customer relationships
Basic video customers(a)(b)	6,280,849	6,237,888
Non-video customers(c)	199,519	117,754

Total customer relationships(d)	6,480,368	6,355,642
Revenue generating units
Basic video customers(a)(b)	6,280,849	6,237,888
Advanced services(e)	3,923,734	2,723,173

Total revenue generating units(f)	10,204,583	8,961,061
Video homes passed(b)(g)	10,210,091	9,979,207
Basic video penetration(h)	61.5%	62.5%

Cox Digital Cable
Digital cable ready homes passed	9,890,211	9,258,310
Customers(b)	1,797,364	1,386,039
Penetration of customers to basic video customers	28.6%	22.2%

High-Speed Internet Access
High-speed Internet access ready homes passed	9,759,194	9,057,020
Customers	1,407,950	883,562
Penetration of customers to high-speed Internet access ready homes passed	14.4%	9.8%

Cox Digital Telephone
Telephone ready homes passed	4,101,158	3,338,097
Customers	718,420	453,572
Penetration of customers to telephone ready homes passed	17.5%	13.6%

Bundled Customers
Customers subscribing to two or more services	1,650,709	1,079,421
Penetration of bundled customers to basic video customers	26.3%	17.3%

(a)	A home with one or more television sets connected to a cable system is counted as one basic customer.

(b)	Cox sold certain cable systems in 2002. After adjusting for such sales, basic video customers and Cox Digital Cable customers at December 31, 2001 were 6,221,235 and 1,384,023, respectively, and video homes passed at December 31, 2001 was 9,947,664.

(c)	A non-video customer receives high-speed Internet or telephone service, but does not subscribe to video service.

(d)	Total customer relationships represent the number of customers who receive at least one level of service, encompassing video, high-speed Internet and telephony services, without regard to which service(s) customers purchase.

(e)	Advanced services include Cox Digital Cable, high-speed Internet access and Cox Digital Telephone.

(f)	Each basic video customer and each advanced service is a revenue generating unit. In certain locations, a household may purchase more than one advanced service, each of which is counted as a separate revenue generating unit.

(g)	A home is deemed to be “passed” if it can be connected to the distribution system without any further extension of the distribution plant.

(h)	Basic video customers as a percentage of video homes passed.

Franchises

      Cable systems are constructed and operated under non-exclusive franchises granted by local governmental authorities that may choose to award additional franchises to competing companies at any time. Franchise agreements typically contain many requirements, such as time limitations on commencement and completion of system construction, service standards, including number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. Local regulation of cable television operations and franchising matters is subject to federal regulation under the Communications Act of 1934, as amended (the Communications Act) and the corresponding regulations of the FCC. See “Legislation and Regulation — Cable Franchising Matters.”

      As of March 2003, Cox held approximately 850 cable television franchises. These franchises generally provide for the payment of fees to the issuing authority. The Communications Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of “gross revenues” derived from the provision of cable services and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

      Cox has never had a franchise revoked, and it has never been denied a franchise renewal. Although franchises historically have been renewed, renewals may include less favorable terms and conditions than the existing franchise. The Communications Act provides for an orderly franchise renewal process and establishes comprehensive renewal procedures designed to protect cable operators against arbitrary denials of renewal. A franchising authority may not unreasonably withhold the renewal of a franchise. If a franchise renewal is denied, and the franchise authority or a third party acquires the system, then the franchise authority must pay the operator the “fair market value” for the system covered by the franchise, but with no value allocated to the franchise itself. Cox believes that it has satisfactory relationships with its franchising authorities.

Programming Suppliers

      Cox has various contracts to obtain basic and premium programming from program suppliers whose compensation is typically based on a fixed fee per customer or a percentage of Cox’s gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to Cox. Cox’s programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Cox’s programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to Cox’s customers, increased costs to produce or purchase programming, inflationary increases and other factors. Increases in the cost of programming services have been offset in part by additional volume discounts as a result of the growth of Cox and its success in selling such services to its customers.

Investments

      Cox has certain investments in businesses focused on cable programming, telecommunications and technology. The following summarizes Cox’s significant investments at December 31, 2002.

      Discovery Communications, Inc. Discovery provides nature, science and technology, exploration and adventure programming, and is distributed to customers in virtually all homes receiving cable television in the U.S. The principal businesses of Discovery are the advertiser-supported networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe, and the retail businesses of Discovery.com. In addition, Discovery is building a documentary programming library. During 2002, Cox received a $27.1 million partial return on its investment from Discovery. Since Cox’s cumulative proportionate share of equity in net losses attributable to Discovery exceeded the carrying amount of its investment in Discovery, this resulted in a pre-tax gain of $27.1 million. At December 31, 2002, Cox owned a 24.9% interest in Discovery.

      Sprint PCS. Sprint Corporation offers personal communications services through its PCS Group. In February and March 2002, Cox terminated its series of costless equity collar arrangements, which managed its exposure to market price fluctuations of 15.8 million shares of Sprint PCS common stock, for aggregate proceeds of approximately $151.6 million and recognized an aggregate pre-tax derivative gain of approximately $168.9 million. In connection with the terminations, Cox also sold the 15.8 million shares of Sprint PCS common stock covered by the collar arrangements for aggregate net proceeds of approximately $155.9 million. In addition, Cox sold 9.4 million shares of Sprint PCS common stock that were not covered by the collar arrangements for aggregate net proceeds of approximately $82.8 million. Cox recognized an aggregate pre-tax gain of $32.8 million on the sale of these shares.

      At December 31, 2002, Cox’s investment in Sprint PCS was comprised of 66.7 million shares of Sprint PCS common stock, and warrants and convertible preferred stock that are exercisable for, or convertible into, approximately 10.3 million shares of Sprint PCS common stock. Of the shares of Sprint PCS common stock owned by Cox, approximately 47.2 million shares are identified with Cox’s exchangeable subordinated debentures, the PRIZES, Premium PHONES and Discount Debentures, and 19.5 million are pledged in connection with Cox’s prepaid forward contracts to sell up to 19.5 million shares of Sprint PCS common stock. The estimated fair value of Cox’s investment in Sprint PCS was $349.2 million and $2,444.3 million at December 31, 2002 and December 31, 2001, respectively. Cox recognized an aggregate pre-tax investment loss of $390.6 million during 2002 and an aggregate pre-tax investment gain of $77.4 million during 2001 as a result of the change in market value of its investment in Sprint PCS common stock classified as trading. In addition, during 2002, Cox recorded an aggregate pre-tax impairment charge of approximately $795.7 million on its investment in Sprint PCS common stock classified as available-for-sale as a result of a decline in market value that was considered other than temporary.

      Other. Cox also has ownership interests in Liberate Technologies, In Demand, L.L.C. and National Cable Communications, L.L.C., as well as certain other public and private companies in the cable programming, telecommunications and technology businesses.

      The following summarizes Cox’s significant dispositions and sales of investments in 2002.

      AT&T Corp. and AT&T Wireless Services, Inc. AT&T provides voice, video and data communications to businesses, consumers and government agencies. AT&T Wireless provides wireless voice and data services to consumers and businesses. In February and March 2002, Cox terminated its costless equity collar arrangements which managed its exposure to market price fluctuations of 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock for aggregate proceeds of approximately $112.8 million and recognized an aggregate pre-tax derivative gain of $99.9 million. In connection with the terminations, Cox also sold the 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock covered by these collar arrangements for aggregate net proceeds of approximately $527.0 million. In addition, Cox sold 12.5 million shares of AT&T common stock and 6.7 million shares of AT&T Wireless common stock that were not covered by collar arrangements for aggregate net proceeds of approximately $263.8 million. Cox recognized an aggregate pre-tax loss of $170.1 million on the sale of these shares. As a result of these transactions, Cox no longer holds any shares of AT&T common stock or AT&T Wireless common stock.

      Cox Interactive Media Joint Ventures. From 1997 through 2002, Cox entered into a series of local joint ventures with Cox Interactive Media, Inc., an indirect wholly owned subsidiary of CEI, to develop, operate and promote advertising supported local Internet content, or “City Sites”, in the markets where Cox operates cable television systems featuring high-speed Internet access. During 2002, Cox and Cox Interactive Media agreed to terminate the relationship and entered into a transition services agreement under which Cox paid Cox Interactive Media approximately $7.0 million to continue to operate Cox’s city sites during a transition period. The joint venture entities were dissolved as of December 31, 2002, and pursuant to a separate agreement dated December 31, 2002, Cox purchased certain assets used in the operation of the City Sites for insignificant cash consideration. Cox will use those assets to develop the City Sites as part of Cox High Speed Internet service.

      Motorola, Inc. Motorola provides integrated communications solutions and embedded electronic solutions, including end-to-end systems for the delivery of interactive digital video, voice and high-speed data solutions for broadband operators. In June 2002, Cox sold its remaining 1.7 million shares of Motorola common stock for aggregate net proceeds of approximately $24.5 million and recognized an aggregate pre-tax loss of $1.5 million. Cox acquired the shares of Motorola common stock through the exercise of warrants in June 2000 and June 2001.

Competition

      Based on reported subscriber numbers of other providers of multi-channel video services, Cox is the sixth largest provider of multi-channel video services in the county. The following providers report higher subscriber numbers than Cox: Comcast Corporation, EchoStar Communications Corporation, DirecTV (a subsidiary of Hughes Electronics), AOL-Time Warner and Charter Communications.

      Each of Cox’s broadband services operates in a competitive environment. Certain facilities-based competitors, including local telephone companies and satellite program distributors, offer cable and/or other communications services in various areas where Cox operates its cable systems. Cox anticipates that facilities-based competitors will develop in other areas that Cox serves. Cox’s services will likely face competition in the future from other competitors using additional spectrum the FCC makes available from time to time in spectrum auctions.

      Cable and Internet Access Competition. Cox’s cable systems compete with a variety of news, information and entertainment providers. Cox’s cable systems also face competition from all media for advertising dollars. In the communities in which Cox operates its cable systems, Cox may compete with one or more of the following businesses:

•	direct broadcast satellite (commonly known as DBS) and direct-to-home satellite program distributors that transmit video programming, data and other information by satellite to customers’ receiving dishes;

•	multichannel multipoint distribution service (also known as MMDS or wireless cable) that uses low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers’ receiving dishes;

•	local television broadcast stations providing free off-air programming that can be received using a roof-top antenna and television set;

•	satellite master antenna television systems (also known as SMATV or private cable systems) that serve condominiums, apartments, office complexes and private residential developments;

•	competitive cable systems that have been franchised by local governments to provide cable television services in areas where Cox operates (commonly known as overbuilders);

•	distributors of home video products;

•	interactive online computer and Internet services;

•	movie theaters;

•	live concerts and sporting events; and

•	books, newspapers and magazines.

      In order to compete effectively, Cox strives to provide, at a reasonable price to its subscribers:

•	new products and services, including digital video and audio programming, high definition video programming, high-speed Internet access and telephone services;

•	a greater variety of optional video programming packages;

•	superior technical performance; and

•	superior customer service.

      In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include direct broadcast satellite service, among others. Direct broadcast satellite services are available throughout the country through the installation of a small roof top or side-mounted antenna. Direct broadcast satellite operators are among the cable industry’s largest competitors. The two largest direct broadcast satellite companies, EchoStar Communications Corporation and DirecTV, a subsidiary of Hughes Electronics which is controlled by General Motors, are currently offering nationwide high-power direct broadcast satellite services and are each among the four largest providers of multichannel video programming services on the basis of reported subscriber numbers. Recently published articles report that SBC Communications, the second largest local telephone company in the United States, and Cablevision Systems Corp., which provides cable to about three million subscribers and also owns the New York Rangers hockey team and the New York Knicks basketball team and stakes in cable networks, are each in preliminary discussions to acquire DirecTV; and other news reports indicate that News Corp, which currently controls direct satellite broadcast operations in Europe, Asia and Latin America, continues to be interested in acquiring DirecTV. The acquisition of DirecTV by any of those companies could significantly enhance DirecTV’s ability to compete with Cox.

      Direct broadcast satellite service subscribership continues to grow. According to recent government reports, conventional, medium and high-powered satellites provide video programming to over 18.7 million subscribers in the U.S., which represents an approximate 21% share of the national multichannel video program distributor market. Direct broadcast satellite providers with high-power satellites typically offer more than 300 channels of programming, including local television broadcast stations and other programming services substantially similar to those provided by Cox’s cable systems. Direct broadcast satellite systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Direct broadcast satellite systems have limited ability to offer locally produced programming in each community and do not have a significant local presence in most communities like cable operators. Cox’s video service packages, including its digital cable services, are competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by direct broadcast satellite systems.

      The direct broadcast satellite industry also provides advanced communications services. Direct broadcast satellite providers currently offer one-way high-speed Internet access services using a telephone return path; however, DirecTV is now providing two-way high-speed Internet access services. Another satellite company called WildBlue (formerly iSKY) reports that it plans to deliver two-way high-speed Internet access to residential and small business markets in the contiguous U.S. and portions of Canada in 2004 using the Ka-band and spot beam technology. EchoStar, according to a recent press report, is planning to offer its video programming services with the Internet services provided by EarthLink, an Internet service provider, using digital subscriber line technology. Many of Cox’s cable systems offer high-speed Internet services that compete with the Internet services offered by these direct broadcast satellite providers and by existing Internet service providers (also known as ISPs) and local and long-distance telephone companies.

      Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with Cox’s cable television services, including video and Internet services, within and outside their telephone service areas. Telephone companies and other businesses construct and operate communications facilities using various technologies, including fixed wireless technology, that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. Many Internet service providers offer access to the Internet with dial-up services over ordinary telephone lines. The deployment of Digital Subscriber Line technology, also known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Monthly service fees for digital subscriber line services are comparable to charges for high-speed Internet services offered over cable systems, and dial-up Internet services often have a pricing advantage. Numerous companies, including telephone companies, have introduced digital subscriber line service, and certain telephone companies are seeking regulatory changes in order to provide high-speed broadband services without regard to present service boundaries and other regulatory restrictions. In Phoenix, Arizona and Omaha, Nebraska, where Cox operates cable systems, Qwest uses very high-speed digital subscriber line (also known as VDSL) technology to distribute video, high-speed Internet access and telephone service over existing copper phone lines. In March 2003, BellSouth and Earthlink expanded their agreement to provide high-speed digital subscriber line technology to additional markets, including Baton Rouge and New Orleans. Congress is expected to consider legislation that, if enacted into law, will eliminate or reduce significantly many of the regulatory restrictions on the offering of high-speed broadband services by local telephone companies. The FCC also has several rulemaking proceedings pending that may lead to a reduction or elimination of certain regulatory restrictions currently imposed on the offering of high-speed broadband services by local telephone companies. See “Legislation and Regulation — Cable Television.” Cox is unable to predict the outcome of these legislative or regulatory initiatives or the likelihood of success of competing video or cable service ventures by telephone companies or other businesses. Although Cox’s high-speed Internet services are very competitive with the Internet services delivered by telephone companies, Cox cannot predict the impact these competitive ventures might have on its business and operations.

      Real-time (i.e., streaming) and downloadable video accessible over the Internet continue to improve in quality and are becoming more widely available, although streaming Internet video has yet to become a significant competitor to traditional video services. As high-speed Internet services over cable systems become more ubiquitous, programming suppliers, such as the major movie studios, may bypass cable operators and market their services directly to consumers through video streaming over the Internet. In March 2003, Yahoo Inc. introduced a video subscription service that offers entertainment and sports content. Cox is unable to predict the impact on its business and operations from companies providing Internet services or companies using the Internet to gain direct access to Cox’s subscribers.

      Cox’s cable systems also compete for subscribers with satellite master antenna television systems that receive signals transmitted by satellite at receiving facilities located on private property such as condominiums, apartments, office complexes and other private residential developments. These systems also are developing and/or offering high-speed Internet access and other broadband services along with video service. Satellite master antenna television systems, which normally are free of many regulatory burdens imposed on franchised cable systems, often enter into exclusive agreements with property owners or managers that may preclude franchised cable systems from serving their residents, although some states have enacted laws prohibiting such exclusive arrangements. Courts reviewing challenges to these laws have reached varying results. The FCC has ruled that private cable systems can distribute cable programming services across public rights-of-way to subscribers in multiple buildings over leased video distribution capacity acquired from local telephone companies without obtaining a franchise from the local governmental authorities. Cox is unable to predict the extent to which additional competition from these services will materialize in the future or the impact such competition would have on its operations. However, Cox is continuing to develop competitive packages of services to offer residential and commercial developments.

      Cable systems also compete with multichannel multipoint distribution service systems (also known as MMDS or wireless cable systems), which are licensed by the FCC to serve specific areas using low-power microwave frequencies. The FCC amended its regulations in 1998 to provide wireless cable systems the flexibility to employ digital technology in delivering two-way communications services, including high-speed Internet access. This development, along with the use of digital compression technology, has enabled wireless cable systems to deliver more channels and additional services, such as Internet service. One such system in

Phoenix, Arizona has over 10,000 customers subscribing to its Internet service and is competing with Cox’s cable system. A wireless cable operator also is authorized or has commenced service in several California communities where Cox operates. In addition, the FCC has awarded licenses in the 28 gigahertz band for a new multichannel wireless video service called Local Multipoint Distribution Service (also known as LMDS), which, like other wireless cable systems, is capable of transmitting voice and high-speed Internet access as well as video transmissions. Generally, wireless cable operators are now focusing on data transmission rather than video service. Several years ago the FCC authorized a new terrestrial wireless service to provide video, voice, and data transmission services over spectrum previously allocated for direct broadcast satellite system use. The FCC decision, which is being contested, requires that the new terrestrial service operate on a “non-harmful interference” basis with the incumbent spectrum user. Cox is unable to predict whether these wireless communications services will have a material impact on its business and operations.

      Cox operates its cable systems pursuant to non-exclusive franchises that are issued by a community’s governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which Cox’s cables are attached) may also obtain cable franchises and may provide competing communications services. To date, the number of competing cable systems in Cox’s service areas has been relatively slight, and fewer than 2% of Cox’s total homes passed are overbuilt by other cable operators at this time. While Cox believes that the current level of overbuilding has not had a material impact on its operations, it is unable to predict the extent to which adverse effects may occur in the future as a result of overbuilds. See “Legislation and Regulation — Cable Franchising Matters.”

      Other new technologies also compete with Cox’s cable-delivered services. The FCC has issued digital television (also known as DTV) licenses to incumbent television broadcast licensees. Digital television stations are capable of delivering high-definition television pictures, multiple digital program streams, as well as CD-quality audio programming and advanced digital services such as data transfer or subscription video. Digital television stations are now operating in many of Cox’s cable television markets. In the five markets where Cox is now offering high definition (HD) digital services, Cox has reached agreements with many of these stations to carry at least their primary digital broadcast signal on Cox’s cable systems.

      Telephony Competition. Cox’s telephone services compete with various providers of both landline and wireless communications services, including cellular, personal communications services (also known as PCS), specialized mobile radio (also known as SMR) systems and satellite communications services. The switched voice and data telecommunications market currently is dominated by incumbent local telephone companies (also known as incumbent local exchange carriers or ILECs); however, wireless communications service providers also offer competition to Cox in the delivery of both voice and Internet services. Resellers of the incumbent local telephone company’s voice and Internet services also compete with Cox’s communications services. Resellers are typically low-cost aggregators that serve price conscious market segments; and value-added resellers target customers with special communications needs. Companies offering telephone service via the Internet (also know as IP telephony) also compete with Cox’s telephone services, although the availability and quality of such services are not significant at this time.

      Pursuant to changes in federal law in 1996, and subject to certain limitations for rural telephone companies, the FCC may preempt any state or local law or regulation that prohibits or has the effect of prohibiting any entity from providing telecommunications services. The changes to federal law in 1996 were intended to open local exchange markets to competition, which has resulted in a substantial increase in Cox’s business opportunities to deliver telecommunications services over its cable broadband networks.

      Advances in communications technology, marketplace developments and regulatory and legislative changes will occur in the future. For further information concerning legislative and regulatory matters, please see “— Legislation and Regulation.” New technologies and services may develop and may compete with services offered by Cox over its communications facilities. Consequently, Cox is unable to predict the effect that ongoing or future developments might have on its business and operations.

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

      The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984 (the 1984 Cable Act), the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), and the Telecommunications Act of 1996 (the 1996 Telecommunications Act), establishes comprehensive national standards and guidelines for the regulation of cable television systems and allocates responsibility for enforcing federal regulatory policies among the FCC, state and local governmental authorities. The courts, especially the federal courts, have an important oversight role as the statutory and regulatory provisions and policies are interpreted and enforced by various governmental units. Court actions and regulatory proceedings will continue to refine the rights and obligations of cable operators and governmental authorities under this federal law. The results of these judicial and administrative proceedings may materially impact Cox’s business and operations.

     The Communications Act and FCC Regulations

      The Communications Act and the regulations and policies of the FCC affect significant aspects of Cox’s cable system operations, including:

•	subscriber rates;

•	the content of programming Cox offers to subscribers, as well as the manner in which Cox markets its program packages to subscribers;

•	the use of Cox’s cable system facilities by local franchising authorities, the public and unrelated companies;

•	the use of utility poles and conduits;

•	cable system and program ownership limitations; and

•	franchise agreements with local governmental authorities.

      Rate Regulation. The Communications Act and FCC regulations authorize certified local franchising authorities to regulate rates for basic tier cable services and associated customer equipment and installations in communities where the cable system is not subject to “effective competition,” as defined by federal law. The FCC has detailed rate regulations, guidelines and rate forms that franchising authorities must use in connection with their regulation of Cox’s basic service and equipment rates. Where its cable system is regulated, Cox may modify its rates on a quarterly or annual basis to account for changes in the number of regulated channels, inflation and certain “external” costs such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. Additionally, Cox may modify its rates to account for significant network upgrades. If the franchising authority determines that Cox’s basic service or equipment rates are not in compliance with the FCC’s regulations, it may require Cox to reduce those rates and to refund any overcharges to subscribers with interest. Cox may appeal adverse rate decisions to the FCC and the FCC may reverse any rate decision made by a local franchising authority if the decision is inconsistent with the FCC’s rules and policies.

      The Communications Act and the FCC’s regulations also:

•	prohibit regulation of rates for non-basic multi-channel video service packages and video programming offered on a per channel or per program basis, as well as regulation of rates by local franchising authorities for other non-basic services provided over the cable system;

•	require operators to establish a uniform rate structure for cable services throughout each franchise area that is not subject to effective competition, subject to certain exceptions allowing operators to establish reasonable categories of customers and services;

•	permit operators to offer non-predatory bulk discount rates for subscribers in commercial and residential developments and to offer discounted rates to senior citizens and other economically disadvantaged groups; and

•	permit regulated basic equipment and installation rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

      Approximately 220 communities served by Cox’s cable systems currently regulate Cox’s basic service and equipment rates. These communities represent approximately 26% of total communities served by Cox and approximately 21% of the total number of equivalent basic subscribers served by Cox’s cable systems. Cox does not believe that the regulation of its basic service and equipment rates in these communities will materially impact its business and operations.

      Content Requirements and Restrictions. The Communications Act and FCC regulations permit a local commercial television broadcast station to elect once every three years to require a cable operator in the station’s designated market area either:

•	to carry the station on certain designated channel positions on the operator’s cable system (subject to certain exceptions); or

•	to negotiate an agreement for the station’s “retransmission consent” that permits the operator to carry the station on the cable system.

      The Communications Act requires a cable operator to devote as much as one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Cable systems must negotiate retransmission consent for any additional “distant” commercial television stations (except for certain commercial satellite-delivered independent “superstations” such as WGN), commercial radio stations and certain low-power television stations.

      The FCC has a pending administrative proceeding in which it is considering various proposals for mandatory carriage of digital television signals. In the first phase of this proceeding, the FCC:

•	declined to order the carriage of both the analog and digital signals of television stations;

•	implemented technical and operational standards for the carriage of digital television signals;

•	determined that a television broadcast station licensee that is operating only on its authorized digital channel and/or that has surrendered its analog broadcast channel has mandatory carriage rights for its digital broadcast channel on cable systems in its local service area;

•	authorized the digital-only broadcast station to elect whether the operator’s cable system will carry the station’s signal in a digital or converted analog format; and

•	authorized broadcasters with both analog and digital signals to tie the carriage of their digital signals with the carriage of their analog signals as a retransmission consent condition.

      The FCC continues to evaluate additional modifications to its digital broadcast signal carriage requirements. Cox cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems.

      Except in areas where Cox is subject to effective competition, the Communications Act requires Cox’s cable systems to permit subscribers to purchase video programming offered by Cox on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than basic service. Like many other cable operators, however, Cox was not required to comply with this requirement until October 2002 for any of its cable systems that did not have addressable converters or that had other substantial technological limitations. All of Cox’s systems are in compliance with this requirement.

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

      The statutory prohibition on exclusive programming distribution contracts between cable operators and affiliated satellite program distributors expired in October 2002; however, as permitted by statute, the FCC extended the prohibition for five years after determining that it was necessary to protect competition and diversity in the distribution of video programming.

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

      The FCC actively regulates other aspects of a cable operator’s programming, including:

•	use of syndicated and network programs and local sports broadcast programming;

•	advertising in children’s programming;

•	political advertising;

•	programming created or controlled by the cable operator (i.e., origination cablecasting);

•	sponsorship identification; and

•	closed captioning of video programming.

      The FCC has also initiated a regulatory proceeding to evaluate its jurisdiction and regulatory authority over the distribution of interactive television services, including advanced instant messaging and interactive menu services. A federal appellate court recently vacated the FCC’s decision to require video programmers, including cable operators, to provide simultaneous audio description of video activity occurring on certain programming to assist visually impaired persons.

      Use of Cox’s Cable Systems by the Government and Unrelated Third Parties. The Communications Act allows local franchising authorities and unrelated third parties to have access to cable systems’ channel capacity for their own use. For example, the Communications Act:

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

      Various consumer groups and companies, including telephone companies and Internet service providers, have lobbied vigorously for local, state and federal governments to mandate that cable operators provide capacity on their systems so that these companies and others may deliver high-speed Internet and interactive television services directly to subscribers over cable systems. Municipal efforts to impose unilaterally so-called “open access” requirements on cable operators have not generally been successful and have been rejected by several federal courts, although the rationale for each decision has varied. The FCC, in connection with its review of the AOL-Time Warner merger, imposed, together with the Federal Trade Commission, limited multiple access, technical performance and other requirements related to the merged company’s Internet and Instant Messaging platforms.

      In March 2002, the FCC decided that the provision of broadband Internet services over cable systems is an interstate “information service,” and not a “cable service” or “telecommunications service.” The FCC confirmed that cable operators offering integrated high-speed Internet services are not subject to common carrier requirements to offer the transport functions underlying their Internet services on a stand-alone basis to unaffiliated Internet service providers. This decision is the subject of a pending appeal in the U.S. Court of Appeals for the Ninth Circuit. The FCC has a separate rulemaking pending to assess issues concerning the regulation of broadband Internet services provided over cable systems, including whether the FCC can and should exercise authority to develop a new regulatory framework for Internet service provided over cable systems as a facilities-based interstate information service and the role, if any, of state and local governmental authorities in regulating such services. Similarly, in a rulemaking proceeding involving regulation of incumbent local exchange carriers’ broadband services, the FCC has proposed to classify broadband Internet services provided by local telephone companies over their own wireline facilities as “information services.” The outcome of the pending appeal of the FCC’s regulatory classification of high-speed Internet services provided over cable systems and the pending FCC broadband rulemaking proceedings may affect significantly Cox’s regulatory obligations, including whether Cox will be required to obtain additional local authority to use the local rights-of-way for the delivery of high-speed Internet services or to pay local governmental franchise fees and/or federal and state universal service fees on high-speed Internet service revenues. Cox cannot predict the ultimate outcome of these judicial and administrative proceedings or the impact of any new regulatory requirements on Cox’s business and operations.

      In June 2000, the federal appellate court for the Ninth Circuit, which has jurisdiction over California, Nevada and Arizona (among other states), decided in a dispute between AT&T Broadband and the City of Portland that the Internet service offered by AT&T Broadband was not a cable service. As a result, Cox determined that it could incur liability in those states if it continued to collect and remit franchise fees on revenue derived from its high-speed Internet services. Additionally, because the FCC ruled in March 2002 that high-speed Internet services provided over cable systems are not cable services, Cox notified all of its local franchising authorities that it no longer could collect and remit franchise fees on its high-speed Internet service revenues. For a discussion of certain related matters, see Item 3. “Legal Proceedings.” Although various local franchising authorities have objected to the termination of franchise fee payments on the revenues from Cox’s high-speed Internet services, the only franchising authorities that have taken any formal action against Cox are the City of Los Angeles, California and Jefferson Parish, Louisiana. Los Angeles has given Cox and other cable operators doing business in the City of Los Angeles a formal notice of default of their franchise obligations for failure to pay franchise fees on high-speed Internet service revenues. Jefferson Parish has filed a lawsuit claiming, among other things, that Cox is obligated to pay franchise fees on its high-speed Internet services. Cox cannot predict the outcome of these franchise fee disputes, or the impact of any adverse results in such disputes on its business and operations.

      Legislation has been introduced previously in Congress, which, among other things, would have required cable operators to offer interconnection to unaffiliated Internet service providers on terms and conditions regulated by the FCC. Although the legislation was not enacted, Cox cannot predict if similar proposals will be introduced or adopted in the future or whether such proposals, administrative proceedings or litigation will have a material impact on its business and operations.

      Pole Attachments. The Communications Act requires utilities to provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility.

The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by public utilities for use of utility poles and conduit space unless state authorities have certified to the FCC that they adequately regulate pole attachment rates, as is the case in certain states where Cox operates. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC’s original rate formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing cable services and other non-telecommunications services. The FCC also adopted a second rate formula that became effective in February 2001 and that governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Any resulting increase in attachment rates due to the FCC’s new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001.

      The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are simultaneously used to provide high-speed Internet access and cable services, and a federal appellate court recently confirmed that the FCC’s rate formulas, as applied in a specific case, provide “just compensation” under the Federal Constitution. Several other recent federal appellate court decisions have also upheld various aspects of the FCC’s pole attachment regulations and policies adopted pursuant to the 1996 Telecommunications Act, which decisions will provide more certainty for Cox in its negotiations with various utilities for the use of space on poles and in underground conduits.

      Cox is involved in several pending complaints filed at the FCC by various state cable associations challenging certain utilities’ rate increases and the unilateral imposition of new contract terms. The utilities in these cases have challenged, among other things, the constitutionality of the FCC’s pole attachment rate formulas. Cox is unable to predict the outcome of the legal challenges to the FCC’s regulations or the ultimate impact any revised FCC rate formula, any new pole attachment regulations or any modification of the FCC’s regulatory authority might have on Cox’s business and operations

      Ownership Limitations. The Communications Act authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programmers in which the cable operator has an attributable ownership interest. The FCC adopted cable ownership regulations and established:

•	subscriber ownership information reporting requirements; and

•	attribution rules that identify when the ownership or management by Cox or third parties of other communications businesses, including cable systems, television broadcast stations and local telephone companies, may be imputed to Cox for purposes of determining Cox’s compliance with the FCC’s ownership restrictions.

      The federal courts have rejected constitutional challenges to the statutory ownership limitations; but a federal appellate court recently concluded that the FCC’s nationwide cable subscriber ownership limit and its cap on the number of affiliated programming channels an operator may carry on its cable systems were unconstitutional and that certain of its ownership attribution rules were unreasonable. The FCC has initiated a rulemaking proceeding to evaluate the feasibility of new horizontal and vertical cable ownership limitations and revised attribution standards. Cox is unable to predict the outcome of this FCC proceeding or the impact any new FCC ownership restrictions or attribution rules might have on its business and operations.

      The 1996 Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. The FCC eliminated its regulations precluding the cross-ownership of a national broadcasting network and a cable system, and its regulations prohibiting the common ownership of other broadcasting interests and cable systems in the same geographical areas. This broadcast-cable cross-ownership rule prohibited Cox from owning or operating a cable system in the same area in which CEI or one of CEI’s subsidiaries owns or operates a television broadcast station. Although the FCC is currently reevaluating many of its media ownership restrictions, it has not proposed to implement a new broadcast-cable cross-ownership prohibition. With the elimination of this FCC cross-ownership restriction, Cox may obtain an enhanced degree of flexibility in structuring its cable operations.

      Local Telephone Company Ownership of Cable Systems. Prior to the 1996 Telecommunications Act, federal cross-ownership restrictions limited entry into the cable business by potentially strong competitors such as telephone companies. The 1996 Telecommunications Act modified the regulatory relationship between local telephone companies and cable television operators by:

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

      Under the 1996 Telecommunications Act, local telephone companies and other entities may provide video programming services as traditional cable operators or, among other things, as open video system (also known as OVS) operators, subject to certain conditions, including setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. Open video system operators are exempt from several of the regulatory obligations that currently apply to cable operators. However, certain restrictions and requirements remain applicable to open video system operators, including, without limitation, the obligation to obtain FCC certification for open video system operations and any necessary local operating authority, and the obligation to comply with the FCC’s sports blackout, network non-duplication, syndicated exclusivity and mandatory carriage rules.

      Under the 1996 Telecommunications Act, local telephone companies providing cable service through cable systems or open video systems are not bound by common carrier obligations, which otherwise would require a telephone company to make capacity available on its network on a nondiscriminatory basis for the provision of cable service directly to subscribers by unaffiliated third parties. In addition, telephone companies are not required to obtain a certification under Section 214 of the Communications Act to establish or operate a video programming delivery system. The FCC has ruled that cable operators may elect to operate open video systems, but only if they are subject to effective competition as defined in the 1992 Cable Act and corresponding FCC regulations. The FCC’s rules prohibit a cable operator from terminating an existing franchise agreement to become an open video system operator. Cox does not operate any open video systems, and no open video systems operate in any of Cox’s franchise areas.

      General Ownership Limitations. The Communications Act generally prohibits Cox, with certain limited exceptions, from owning and/or operating a satellite master antenna television system or a wireless cable system in any area where Cox provides franchised cable television service. The FCC’s rules, however, permit a cable operator to offer service through satellite master antenna television systems in the operator’s existing franchise area so long as the service is offered according to the terms and conditions of the cable operator’s local franchise agreement.

      In 1998, the FCC initiated a rulemaking proceeding, which, among other things, sought comments on whether the FCC should implement cross-ownership restrictions between direct broadcast satellite operators and cable operators. That proceeding remains pending, and no FCC rule currently prohibits cross-ownership between direct broadcast satellite providers and cable system operators. The FCC has stated that it would evaluate cross-ownership issues case-by-case in the context of FCC license transfer proceedings.

      Other Regulatory Requirements of the Communications Act and the FCC. The Communications Act and the FCC’s rules also include provisions concerning, among other things:

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

      The FCC adopted cable inside wiring rules to provide specific procedures for the disposition of residential home wiring and internal building wiring where a subscriber terminates service or where an incumbent cable operator is forced by a building owner to terminate service in a multiple dwelling unit building. Recent clarifications by the FCC of its inside wiring rules are intended to facilitate the ability of competitors to access incumbent cable operators’ internal building distribution plant.

      The FCC also adopted regulations regarding compatibility between cable systems and consumer electronics equipment. The FCC’s rules assure the competitive availability of customer premises equipment, such as set-top converters or other navigation devices, which are used to access services offered by cable systems and other multichannel video programming distributors. Cable operators are required to separate security from non-security functions in certain customer premises equipment by making available modular security components that would function in set-top converters purchased or leased by subscribers from retail outlets. Effective January 1, 2005, Cox will be prohibited from selling or leasing new navigation devices or set-top converters that integrate both security and non-security functions. Cox, however, will not be required to discontinue the leasing of older set-top converters that include integrated security functions if those converters are provided to subscribers before January 1, 2005.

      The FCC also actively regulates other aspects of Cox’s cable operations and has adopted regulations implementing its authority and jurisdiction under the Communications Act. The FCC may enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and the imposition of other administrative sanctions such as the revocation of FCC licenses needed to operate certain transmission facilities often used in cable operations. Local franchising authorities are also permitted to enforce the FCC’s technical and consumer protection standards. Pending FCC proceedings may change existing rules or lead to new regulations. Cox is unable to predict the impact that any further FCC rule changes may have on its business and operations.

     Cable Copyright Matters

      Cox’s cable systems utilize local and distant television and radio broadcast signals in their channel line-ups. This programming is protected by federal copyright law. Cox, however, generally does not obtain licenses to display this programming directly from its owner or owners. Consequently, Cox must comply with a federal compulsory licensing process that covers television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of its revenues to a federal copyright royalty pool, Cox obtains blanket permission to retransmit the copyrighted material carried on broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time. Increases in such payments may be passed through to subscribers as external costs under the FCC’s cable rate regulations.

      The Copyright Office has recommended that Congress revise both the cable and satellite compulsory copyright licenses. Congress modified the satellite compulsory license in a manner that permits direct broadcast satellite operators to be more competitive with cable operators such as Cox. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect Cox’s ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to Cox’s subscribers. Cox cannot predict the outcome of this legislative activity.

      Cox distributes to subscribers programming that contains music, including local advertising, local origination programs, access channels and pay-per-view events. The right to utilize this music is often controlled by music rights organizations that negotiate on behalf of their members for the payment of license fees covering each performance. The cable industry previously reached an agreement with one of these organizations for a standard license covering the performance of music in programs and advertising originated by cable operators and in pay-per-view events. Cable industry representatives negotiated standard license agreements with the two remaining sizable music performing rights organizations covering locally originated programming, including advertising inserted by the cable operator in programming produced by other parties, and Cox recently executed music performance license agreements with these organizations. Although each of these agreements will require the payment of music license fees for earlier time periods and for future periods, Cox does not believe such license fees will have a significant impact on its business and operations.

     Cable Franchising Matters

      Because cable systems use local streets and rights-of-way, they are subject to state and local regulation, which typically is implemented through the franchising process. Consistent with the Communications Act, state and/or local officials are usually involved in franchisee selection and in establishing requirements for system capabilities and construction, insurance, basic service rates, consumer relations, billing practices and community-related programming and services. Upon receipt of a franchise, the cable system owner usually assumes a broad range of obligations to the issuing authority that directly affect the system’s business. Franchise terms and conditions vary materially from jurisdiction to jurisdiction, and even from city to city within the same state. Although franchising matters normally are resolved at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides certain guidelines and requirements that govern a cable operator’s relationship with its local franchising authority. For example, the Communications Act:

•	generally prohibits a cable operator from operating without a franchise;

•	encourages competition with existing cable systems by:

—	allowing municipalities to operate their own cable systems without franchises; and

—	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area;

•	permits local authorities, when granting or renewing franchises, to establish requirements for cable-related facilities and equipment;

•	permits local authorities, in granting or reviewing a cable franchise, to require the provision of channel capacity for public, educational and governmental channels, and to require the construction of institutional networks;

•	prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;

•	permits a cable operator to seek modification of franchise requirements from the franchising authority or by judicial action if changed circumstances warrant the modification;

•	generally prohibits franchising authorities from:

—	imposing requirements in the grant or renewal of a cable franchise that require, prohibit or restrict the provision of telecommunications services;

—	imposing cable franchise fees on revenues derived from providing telecommunications services over the cable system; or

—	restricting the use of any type of subscriber equipment or transmission technology;

•	limits franchise fees to 5% of gross revenues derived from providing cable services over the cable system;

•	establishes formal and informal procedures for renewal of cable franchises that are designed to protect cable operators from arbitrary denials of renewal; and

•	permits state or local franchising authorities to adopt certain additional conditions regarding the transfer of cable system ownership.

      Cox’s franchises typically require the periodic payment of fees to franchising authorities of up to 5% of “gross revenues,” as defined by each franchise agreement. Under the Communications Act and FCC rules, these franchise fees may be passed on to subscribers and separately itemized on subscriber bills. The FCC has ruled that franchise fees paid by cable operators on non-subscriber related revenue generated from such things as cable advertising and home shopping commissions may be passed through to subscribers and itemized on subscriber bills regardless of the source of the revenues on which they were assessed. Local franchising authorities have appealed this FCC decision to a federal appellate court. In connection with its March 2002 decision classifying high-speed Internet services provided over a cable system as interstate information services, the FCC stated that revenues derived from cable operators’ Internet services should not be included in the revenue base from which franchise fees are calculated. That FCC decision has also been challenged in a federal appellate court by local governmental and consumer groups. Because of the FCC’s decision, Cox notified all of its local franchising authorities that it no longer could collect and remit franchise fees on its high-speed Internet service revenues. For a discussion of this and other related matters, see “Legislation and Regulation — Cable Television — Use of Cox’s Cable Systems by the Government and Unrelated Third Parties.” Cox is unable to predict the ultimate resolution of these matters, but does not expect that any additional franchise fees it may be required to pay will be material to Cox’s business and operations.

      The Communications Act contains franchise renewal procedures designed to protect cable operators against arbitrary denials of renewal. Even if a franchise is renewed, however, the franchising authority may seek to impose as a condition of renewal new requirements, such as upgrades in facilities and services or increased franchise fees. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable system or franchise, the franchising authority may attempt to impose additional franchise requirements as a condition for such consent.

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

      The Communications Act places certain limitations on a franchising authority’s ability to control cable system operation, and courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. Federal law immunizes franchising authorities from monetary damage awards arising from their regulation of cable systems or decisions regarding franchise grants, renewals, transfers and amendments.

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

Telecommunications

      The telecommunications services currently offered by Cox affiliates are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all aspects of interstate and international telecommunications services and the facilities used to provide those services. The 1996 Telecommunications Act established a national policy of promoting local exchange competition and set standards to govern relationships among telecommunications providers, including, among others, the intercon-

nection of competitive carriers and the unbundling of monopoly incumbent local telephone company services. The statute expressly preempts legal barriers to telecommunications competition under state and local laws. The 1996 Telecommunications Act also establishes new requirements for the maintenance of universal telephone service and imposes obligations on telecommunications providers to maintain customer privacy. Cox’s ability to offer telephone services in competition with incumbent local telephone companies and others will be affected by the degree and form of regulatory flexibility ultimately afforded by the FCC to incumbent local telephone companies, and will depend, in part, upon FCC determinations regarding telecommunications markets generally.

      Local Telephone Competition Rules. While the current switched voice and data market is dominated by incumbent local telephone companies, the 1996 Telecommunications Act presents unprecedented opportunities for new entrants into these markets, such as Cox. Because incumbent local telephone companies historically had exclusive state franchises to provide telephone services, they established monopoly relationships with their customers. Under the 1996 Telecommunications Act, and subject to certain limited exemptions for rural telephone companies, the FCC may preempt any state law or regulation that prohibits or has the effect of prohibiting any entity from providing telecommunications services.

      The 1996 Telecommunications Act also imposes access and interconnection requirements on incumbent local telephone companies to open their networks to competitors. State regulators generally are responsible for arbitrating interconnection disputes that arise between incumbent local telephone companies and new entrants. In addition, the 1996 Telecommunications Act specifies procedures for state commissions to review and approve interconnection agreements entered into between new entrants and incumbent local telephone companies. The FCC adopted pricing standards and negotiation and arbitration guidelines that the states must follow in reviewing interconnection agreements between incumbent local telephone companies and their competitors. In 1997, a federal appellate court vacated certain portions of the FCC’s rules, but in January 1999, the U.S. Supreme Court reversed the lower court and upheld, for the most part, the FCC’s interconnection rules. The Supreme Court, however, instructed the FCC to reconsider its determination regarding the extent to which incumbent local telephone companies must provide unbundled elements of their networks to competitors. In response to the Supreme Court’s decision, the FCC eliminated several items from its previous list of unbundled network elements and provided a framework for the phase-out of other network elements. The FCC’s revised unbundling rules were designed to advance the development of facilities-based competition and to provide incentives for incumbent and competitive carriers to invest in their own facilities and to innovate.

      In February 2003, the FCC adopted modified unbundling rules. These rules will:

•	limit the access of competitive carriers to new broadband facilities constructed by incumbent telephone companies;

•	phase out “line sharing,” a mechanism that permits competitive providers of broadband services to purchase only a portion of the capacity on a telephone line; and

•	give state regulators new authority to determine whether incumbent telephone company switching facilities should continue to be unbundled.

It is expected that both incumbent telephone companies and competitive carriers will appeal aspects of this decision. The new rules are expected to disadvantage competitive carriers, such as AT&T, WorldCom and Covad, that make significant use of unbundled elements to provide local telephone services.

      In July 2000, a federal appellate court vacated the FCC’s pricing rules for incumbent local telephone companies pricing of unbundled network elements and interconnection, but in May 2002, the U.S. Supreme Court reversed the appeals court and upheld the FCC rules. Although its current rules were upheld by the Supreme Court, the FCC is considering modifying its rules governing intercarrier competition. If the FCC modifies these rules, Cox’s costs for interconnection could decrease, but Cox also may lose revenues it now receives for providing interconnection to other local telephone companies, including incumbent local telephone companies.

      The terms of intercarrier compensation for local calls to Internet service providers have been the subject of ongoing disputes between competitive local exchange carriers (known as CLECs) and incumbent local exchange carriers (also known as ILECs and incumbent local telephone companies) at state commissions and the FCC. Although most states have ruled otherwise, the FCC has twice held that such traffic is not subject to the standard compensation for termination of local calls. The FCC’s initial determination was vacated and remanded to the FCC by a federal appellate court and the FCC’s second order is the subject of a pending appeal in that court. If the FCC’s rules are upheld, Cox may receive significantly reduced reciprocal compensation payments in the future. In addition, Cox has had repeated disputes with incumbent local telephone companies concerning their refusal to pay reciprocal compensation for Internet-bound traffic. Cox cannot be assured that it will recover reciprocal compensation for traffic delivered to Internet service providers to which Cox believes it is entitled under its existing interconnection agreements.

      Under the 1996 Telecommunications Act, new wireline entrants such as Cox are subject to federal regulatory requirements for the provision of local exchange service in any market. Specifically, the 1996 Telecommunications Act required the FCC to implement rules under which all local telephone companies must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale, and access to rights-of-way. These requirements also place burdens on new entrants that may benefit their competitors. In particular, the resale requirement means that a company could seek to resell services using the facilities of a new entrant such as Cox without making a similar investment in facilities. In addition to incumbent local telephone companies and existing competitive access providers, new entrants potentially capable of offering telecommunications services include cable companies, electric utilities, long-distance carriers, microwave carriers, terrestrial and satellite wireless service providers, resellers and private networks built by large end-users or groups of these entities in combination.

      The 1996 Telecommunications Act also requires state commissions to review and approve voluntarily negotiated interconnection agreements and to arbitrate unresolved compulsory interconnection negotiations between new entrants and incumbent local telephone companies. The Communications Act permits carriers to appeal state commission decisions concerning interconnection agreements to United States district courts. Several state commissions challenged this provision based on the Eleventh Amendment, which gives states immunity from suits in federal court. On May 20, 2002, the U.S. Supreme Court held that a carriers’ right to appeal state commission decisions concerning interconnection agreements to United States district courts did not violate the Eleventh Amendment, preserving the appeal rights of Cox and other carriers.

      Access Charges. On April 27, 2001, the FCC adopted an order to prevent competitive local telephone companies from using the FCC’s tariff rules to impose excessive access charges on long distance carriers. The FCC implemented a regime designed to cause the access charge rates of competitive local telephone companies to decrease over time until they reach the rates charged by incumbent local telephone companies. At the same time, the FCC held that a long distance carrier’s refusal to serve the customers of a competitive local telephone company whose access charges comply with the FCC’s benchmarks generally would constitute a violation of the duty of all common carriers to provide service upon reasonable request. Consequently, while the access charges collected by competitive local telephone companies, including Cox, could decline under the FCC’s order, the order also will ensure that the competitive local telephone company’s customers have access to a fully interconnected telecommunications network.

      Bell Company Long Distance Service. Prior to the passage of the 1996 Telecommunications Act, the Bell telephone companies, such as BellSouth, were prohibited from providing long distance service in their local service territories. The 1996 Telecommunications Act included provisions that allow a Bell company to provide long distance service after it meets a series of statutory tests, including a “competitive checklist” of compliance with the market-opening requirements of the Communications Act. Obtaining long distance authority in a state improves a Bell company’s competitive position with respect to other providers of local telephone service and may reduce its incentive to continue to comply with its obligations to open its market to local competition. As of the end of 2002, the Bell companies had obtained long distance authority in 35 of the 48 states and in the District of Columbia where they had been subject to the prohibition on providing long distance service, including the states of California, Connecticut, Iowa, Louisiana, Nebraska, Oklahoma, Rhode Island and Virginia where Cox provides local telephone service.

      Universal Service. One of the goals of the Communications Act is to extend telephone service to all citizens of the United States, that is, to provide universal service. This goal was achieved primarily by state commissions maintaining the rates for basic local exchange service at an affordable level. Prior to AT&T’s divestiture of its local exchange affiliates pursuant to the AT&T Modified Final Judgment, most observers accepted that incumbent local telephone companies were able to maintain relatively low local rates by subsidizing them with revenues from business and long-distance toll services, and by subsidizing rural service at the expense of urban customers. The extent of these subsidies has been widely disputed and the incumbent local telephone companies that possess this information generally have not made it available for review and verification.

      The 1996 Telecommunications Act continues the goal of preserving and advancing universal service by requiring the FCC to establish an explicit mechanism for subsidizing service to those who might otherwise drop local telephone service. The rules adopted by the FCC in its Universal Service orders require telecommunications carriers (subject to limited exemptions) to contribute to funding existing universal service programs for high-cost carriers and low income customers and to new universal service programs for schools, libraries and rural health care providers. The FCC has adopted a program to fund high-cost service areas that preserves many of the existing subsidies. The FCC is currently considering recommendations of the Rural Task Force, as submitted by the Federal-State Joint Board on Universal Service, for implementing a rural universal service program. Among other recommendations, the proposal calls for an expansion of the services covered by the Universal Service Fund. If adopted, this recommendation could substantially increase carrier contributions to the Universal Service Fund. Moreover, the FCC’s recent tentative conclusion that broadband Internet services provided by telephone companies should be classified as information services under the Communications Act has led to questions regarding whether similar services provided by cable operators should be subject to universal service fund contributions.

      Under the contribution factors for 2002, Cox contributed approximately $7.0 million of its interstate telecommunications revenues to the federal Universal Service Fund. In addition to the federal universal service plan, most or all states likely will adopt their own universal service support mechanisms.

      Depending upon how the FCC completes the implementation of its statutory mandate to preserve and promote universal service and how states adjust their existing programs or create new programs, this subsidy mechanism may provide an additional source of revenue to those local telephone companies or other carriers (e.g., wireless providers) willing and able to provide service to markets that are less financially desirable either due to the high cost of providing service or the limited revenues that might be available from serving a particular subset of customers in an area, such as residential customers.

      Another goal of the 1996 Telecommunications Act is to increase competition in the telecommunications services market, thereby reducing the need for continuing regulation of these services. To this end, the 1996 Telecommunications Act requires the FCC to streamline its regulation of incumbent local telephone companies and permits the FCC to refrain from regulating particular classes of telecommunications services or providers. The FCC has established a framework for granting certain local telephone companies relief from the FCC’s rate level, rate structure and tariffing rules once these local telephone companies satisfy certain competitive criteria. To obtain relief, an incumbent must demonstrate that sufficient competition has developed in the incumbent’s market for high-speed dedicated connections and certain related services to warrant relaxation of the FCC rules for that market. There continues to be activity at the FCC, state public service commissions and the courts by incumbent local telephone companies requesting increased pricing flexibility, local exchange service, special access and high-capacity transport service. While the FCC has granted requests for regulatory forbearance from competitive local telephone companies, it has not granted such requests from incumbent local telephone companies.

      Telephone Numbers. Local telephone companies must have telephone numbers to provide service to their customers. In a series of proceedings over the past six years, the FCC has adopted rules that affect Cox’s access to and use of telephone numbers. The most significant FCC rules are intended to promote the efficient use of telephone numbers by all telecommunications carriers. In orders released in March and December 2000 and in December 2001, the FCC adopted rules that require carriers to meet specified number usage thresholds before they can obtain additional telephone numbers; to share blocks of telephone numbers, a requirement known as “number pooling”; and to provide detailed reports on their number usage, which will be subject to third-party audits. The FCC also has adopted rules and orders that delegate to certain states a larger role in number conservation, including expanded rights to ration access to telephone numbers. Several states served by Cox, including California, Connecticut, Louisiana and Oklahoma, have sought number conservation authority from the FCC.

      State Telecommunications Regulation. In addition to federal rules and regulations that apply to Cox’s telephony operations, state commissions regulate, to varying degrees, the intrastate services of telecommunications providers including those of Cox’s affiliates. New entrants providing local exchange services typically must apply for and receive state certification and operate in accordance with state commission pricing, terms and quality-of-service regulations. Under the 1996 Telecommunications Act, state commissions also must review interconnection agreements entered into between incumbent local telephone companies and new entrants, as well as enforce the terms of disputed agreements. If a state commission refuses to fulfill these responsibilities, carriers may seek relief from the FCC. Cox and several other carriers have been required to seek such relief for matters arising in Virginia because the Virginia State Corporation Commission had determined that it will not consider matters brought under the 1996 Telecommunications Act. The Virginia-related matters now pending before the FCC include the arbitration of the terms of interconnection agreements between Verizon and three competitive local telephone companies, including Cox. The Virginia legislature has passed legislation that requires the State Corporation Commission to consider matters brought before it pursuant to the 1996 Telecommunications Act.

      State commissions also may choose to assess universal service funding contributions from new carriers provided that a state’s program is consistent with the FCC’s universal service rules. State commissions also are playing an increasing role in telephone number assignment and number conservation policies.

      The foregoing summary does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the cable or telephony industries. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could alter, in varying degrees, the manner in which cable or telephony systems operate. Cox cannot predict at this time the outcome of these proceedings or their impact upon the cable or telecommunications industries or upon Cox’s business and operations.

Employees

      At December 31, 2002, Cox had approximately 21,600 full-time-equivalent employees. Cox considers its relations with its employees to be satisfactory.

Available Information

      Cox’s website address is http://www.cox.com. You may obtain on or through this website, free of charge, copies of Cox’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available on Cox’s website as soon as reasonably possible after they are electronically filed with the SEC.

ITEM 2.     PROPERTIES

      Cox’s principal physical assets consist of cable operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment for each of its cable systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Cox’s distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of decoding converters, cable modems and telephone network interface units. The physical components of cable systems require maintenance and periodic upgrading to keep pace with technological advances.

      Cox’s cable distribution plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Cox owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of its markets and leases most of its service vehicles. Cox believes that its properties, both owned and leased, taken as a whole, are in good operating condition and are suitable and adequate for Cox’s business operations.

ITEM 3.     LEGAL PROCEEDINGS

      Cox’s subsidiary Cox Communications Louisiana L.L.C. (Cox Louisiana) is a defendant in a putative subscriber class action suit in Louisiana state court filed on November 5, 1997. The suit challenges the propriety of late fees charged by Cox Louisiana in the greater New Orleans area to customers who fail to pay for services in a timely manner. The suit seeks injunctive relief and damages under certain claimed state law causes of action. The action is being defended vigorously. The outcome of this matter cannot be predicted at this time. A related suit filed in Texas was voluntarily dismissed on September 19, 2002.

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

      On August 23, 2002, plaintiff Redefining Progress, on behalf of itself and all others similarly situated, sued Fax.com, Inc., Cox Business Services, L.L.C. and others in United States District Court for the Northern District of California, alleging that Fax.com has sent numerous unsolicited advertisements by facsimile in violation of a federal statute. The complaint alleges that Cox Business Services, which provides telecommunications services to Fax.com, is also liable for the facsimiles in violation of the Telephone Consumer Protection Act of 1991 (TCPA), Sections 206 and 207 of the Telecommunications Act of 1996 and certain state laws. The suit seeks an award of statutory damages in the amount of $500 for each violation of the TCPA, treble damages, injunctive relief, the establishment of a constructive trust and other relief. On October 11, 2002, Cox Business Services moved to dismiss for lack of subject matter jurisdiction, for failure to state a claim, and based on the primary jurisdiction of the FCC. On March 3, 2003, the court granted Cox Business Services’ motion to dismiss for lack of subject matter jurisdiction. The time for appeal has not expired. A nearly identical federal court suit was filed in the United States District Court for the Northern District of California on September 4, 2002 by plaintiff Daniel David, on behalf of himself and all others similarly situated, against Fax.com, Cox Business Services and others, but was not served until December 4, 2002. The David suit was reassigned to the same judge presiding over the suit filed by Redefining Progress, and it asserts substantially the same claims and seeks substantially the same relief. The David suit was stayed pending the outcome of Cox Business Services’ motion to dismiss the Redefining Progress suit. Cox Business Services intends to defend these actions vigorously. Their outcomes cannot be predicted at this time.

      In addition, on September 8, 2002, plaintiff Daniel David, on behalf of himself and all others similarly situated, filed a nearly identical case against Fax.com, Cox Business Services and others in the Superior Court of California, Alameda County. The complaint asserts various causes of action including violation of the TCPA, trespass to chattels, violation of Section 17-200 of the California Business and Professions Code and unjust enrichment. The suit seeks damages and injunctive relief similar to that sought in the related federal suits. This action has been stayed until July 8, 2003 pending FCC action on its on-going TCPA rule-making. Cox Business Services intends to defend this action vigorously. The outcome cannot be predicted at this time.

      Cox @Home, Inc., a wholly-owned subsidiary of Cox, is a stockholder of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. On September 24, 2002, a committee of bondholders of Excite@Home sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleges the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox@Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. Briefing is completed. The Court has not yet decided the motion. Cox and Cox @Home intend to defend this action vigorously. The outcome cannot be predicted at this time.

      Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo, on behalf of themselves and all other stockholders of Excite@Home as of March 28, 2000, seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. On February 26, 2001, the Court stayed both actions, which had been previously consolidated, on grounds of forum non-conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001 in the same court. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/Yourman action, thereby also staying the Ward action. On June 18, 2002, the court granted plaintiffs’ motion to lift the stay and authorized discovery to proceed regarding Cox’s pending motion to dismiss for lack of personal jurisdiction. On September 10, 2002 the United States Bankruptcy Court for the Northern District of California in the Excite@Home bankruptcy proceeding held that the claims in the suits were derivative and, thus constituted the exclusive property of the Excite@Home bankruptcy estate. The Bankruptcy Court thereafter ordered the plaintiffs to dismiss the suits. Plaintiffs have appealed the Bankruptcy Court’s decision to the United States District Court for the Northern District of California. Cox intends to defend these actions vigorously. The outcome cannot be predicted at this time.

      On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers of Excite@Home, among others. Cox was served on May 10, 2002. This case has been consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in that case, naming Cox as a defendant, was filed and served on November 7, 2002. The putative class includes persons who purchased shares of Excite@Home common stock between the time period March 28, 2000 and September 28, 2001. The sole count against Cox asserts a claim against Cox as a “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

      Cox and its subsidiaries are parties to various other legal proceedings that are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox’s consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is incorporated by reference to the section entitled “Shareholder Information” of Cox’s 2002 Summary Annual Report. See Exhibit 13. “Portions of the 2002 Summary Annual Report.”

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. for a discussion of events that affect the comparability of the information reflected in the selected consolidated financial data for each of the years in the three-year period ended December 31, 2002.

	Year Ended December 31

	2002	2001	2000	1999	1998

	(Millions of Dollars, excluding per share data)
Statement of Operations Data
Revenues	$5,038.6	$4,253.2	$3,673.7	$2,427.4	$1,797.8
Operating income (loss)	417.4	(118.3)	140.8	262.9	201.4
Interest expense	550.6	565.9	550.8	305.7	223.3
Gain (loss) on derivative instruments, net	1,125.6	(212.0)	—	—	—
Gain (loss) on investments, net	(1,317.2)	1,151.2	3,282.0	1,569.4	2,484.2
Equity in net losses of affiliated companies	32.2	40.0	7.3	90.5	547.2
Income (loss) before cumulative effect of change in accounting principle	(274.0)	37.9	1,925.3	881.9	1,270.7
Cumulative effect of change in accounting principle, net of tax	—	717.1	—	—	—
Net income (loss)	(274.0)	755.0	1,925.3	881.9	1,270.7
Basic net income (loss) per share(a)
Income (loss) before cumulative effect of change in accounting principle	$(0.45)	$.06	$3.20	$1.54	$2.33
Cumulative effect of change in accounting principle, net of tax	—	1.20	—	—	—

Basic net income (loss) per share	$(0.45)	$1.26	$3.20	$1.54	$2.33

Diluted net income (loss) per share(a)
Income (loss) before cumulative effect of change in accounting principle	$(0.45)	$.06	$3.16	$1.51	$2.30
Cumulative effect of change in accounting principle, net of tax	—	1.18	—	—	—

Diluted net income (loss) per share	$(0.45)	$1.24	$3.16	$1.51	$2.30

	Year Ended December 31

	2002	2001	2000	1999	1998

	(Millions of Dollars, excluding per share data)
Balance Sheet Data
As of December 31
Total assets	$25,005.1	$25,061.4	$24,720.8	$26,614.5	$12,878.1
Debt (including amounts due to CEI)	7,316.0	8,417.7	8,543.8	6,375.8	4,090.8
Cox-obligated capital and preferred securities of subsidiary trusts	—	1,155.7	1,155.4	1,150.6	—

Cash Flow Data
Cash flows provided by operating activities	$1,772.8	$798.8	$306.2	$402.0	$667.2
Cash flows used in investing activities	(608.2)	(953.3)	(2,077.0)	(3,849.6)	(1,600.4)
Cash flows provided by (used in) financing activities	(1,022.8)	163.0	1,815.9	3,450.3	935.6

	As of December 31

	2002	2001(c)	2000(c)	1999	1998

Customer Data
Basic video customers(b)	6,280,849	6,237,888	6,193,317	5,136,184	3,753,608
Advanced services(d)	3,923,734	2,723,173	1,568,424	554,025	169,731

Revenue generating units(e)	10,204,583	8,961,061	7,761,741	5,690,209	3,923,339
Video homes passed(f)	10,210,091	9,979,207	9,710,963	8,031,340	5,923,428
Basic video penetration(g)	61.5%	62.5%	63.8%	64.0%	63.4%

(a)	All historical per share amounts have been restated to reflect Cox’s two-for-one stock split which was effective on May 21, 1999.

(b)	A home with one or more television sets connected to a cable system is counted as one basic customer.

(c)	Cox sold certain cable systems in 2002. After adjusting for such sales, basic video customers were 6,221,235 and 6,175,340, respectively, at December 31, 2001 and 2000; customers for advanced services were 2,721,157 and 1,567,212, respectively, at December 31, 2001 and 2000; and video homes passed was 9,947,664 and 9,680,644, respectively, at December 31, 2001 and 2000.

(d)	Advanced services include Cox Digital Cable, high-speed Internet access and Cox Digital Telephone.

(e)	Each basic video customer and each advanced service is a revenue generating unit. In certain locations, a household may purchase more than one advanced service, each of which is counted as a separate revenue generating unit.

(f)	A home is deemed to be “passed” if it can be connected to the distribution system without any further extension of the distribution plant.

(g)	Basic video customers as a percentage of video homes passed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Consolidated Financial Statements and Supplementary Data” in Item 8.

Overview

      Cox Communications, Inc., an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc., is a multi-service broadband communications company serving approximately 6.5 million customers nationwide. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone.

      Cox’s business strategy is to leverage the capacity and capability of its broadband network to deliver multiple services to consumers and businesses while creating multiple revenue streams for Cox. Cox believes that aggressive investment in the technological capabilities of its broadband network, the long-term advantages of clustering, the competitive value of bundled services and its commitment to customer and community service will enhance its ability to continue to grow its cable operations and offer new services to existing and new customers.

Investments

      See “Investments” in Part I, Item 1. “Business” and Note 6. “Investments” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

Results of Operations

2002 compared with 2001

      The following table sets forth summarized consolidated financial information for the two years ended December 31, 2002.

	Year Ended December 31

	2002	2001	$ Change	% Change

	(Thousands of Dollars)
Revenues	$5,038,598	$4,253,203	$785,395	18%
Costs and expenses	3,259,359	2,832,245	427,114	15%
Depreciation and amortization	1,357,906	1,539,211	(181,305)	(12)%
Loss on sale of cable systems	3,916	—	3,916	100%

Operating income (loss)	417,417	(118,253)	535,670	NM
Interest expense	(550,645)	(565,934)	15,289	(3)%
Gain (loss) on derivative instruments, net	1,125,588	(211,963)	1,337,551	NM
Gain (loss) on investments, net	(1,317,158)	1,151,172	(2,468,330)	NM
Equity in net losses of affiliated companies	(32,175)	(40,043)	7,868	(20)%
Other, net	(5,080)	(11,882)	6,802	57%
Income tax (expense) benefit	125,286	(94,039)	(219,325)	NM
Minority interest, net of tax	(37,272)	(71,147)	33,875	(48)%
Cumulative effect of change in accounting principal, net of tax	—	717,090	(717,090)	(100)%

Net income (loss)	$(274,039)	$755,001	$(1,029,040)	(136)%

NM denotes percentage is not meaningful

Revenues

      The following table sets forth summarized revenue information for the two years ended December 31, 2002.

	Year Ended December 31

		% of		% of
	2002	Total	2001	Total	$ Change	% Change

	(Thousands of Dollars)
Residential
Video	$3,439,755	68%	$3,184,786	75%	$254,969	8%
Data	575,231	11%	277,921	7%	297,310	107%
Telephony	344,171	7%	211,404	5%	132,767	63%
Other	82,547	2%	97,234	2%	(14,687)	(15)%

Total residential revenue	4,441,704	88%	3,771,345	89%	670,359	18%
Commercial	218,830	4%	144,279	3%	74,551	52%
Advertising	378,064	8%	337,579	8%	40,485	12%

Total revenues	$5,038,598	100%	$4,253,203	100%	$785,395	18%

      The 18% increase in total revenues is primarily attributable to:

•	a 44% increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	a 6% increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability;

•	an increase in commercial broadband customers;

•	a continuing rebound in local and national advertising sales; and

•	an increase due to costs associated with Cox’s high-speed Internet service of approximately $91.6 million, which had been netted against revenues in 2001 under a revenue sharing agreement with Excite@Home, and were included in cost of services in 2002 as Cox no longer has a revenue sharing agreement with Excite@Home.

      Cox has experienced solid growth in digital cable, residential data and telephony customers. Cox expects this trend to continue and anticipates continued consumer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking and high-definition television. However, actual growth and demand may not meet Cox’s expectations due to increased competition, reduced demand and other risks and uncertainties.

Costs and expenses

      The following table sets forth summarized operating expenses for the two years ended December 31, 2002.

	Year Ended December 31

	2002	2001	$ Change	% Change

	(Thousands of Dollars)
Cost of services
Programming costs	$1,055,304	$944,422	$110,882	12%
Other cost of services	1,075,603	938,413	137,190	15%

Total cost of services	2,130,907	1,882,835	248,072	13%
Selling, general and administrative
Marketing	265,900	219,281	46,619	21%
General and administrative	862,552	730,129	132,423	18%

Total selling, general and administrative	1,128,452	949,410	179,042	19%

Total costs and expenses	$3,259,359	$2,832,245	$427,114	15%

      Cost of services includes cable programming costs, other direct costs and field service costs. Other direct costs include costs that Cox incurs in conjunction with providing its residential, commercial and advertising services. Field service costs include costs associated with providing and maintaining Cox’s broadband network and customer care costs necessary to maintain its customer base.

      Cost of services increased 13% over 2001 primarily due to a 12% increase in programming costs reflecting programming rate increases and customer growth. Approximately 9% of the increase in programming costs was attributable to programming rate increases, and 3% was related to digital customer growth. Other cost of services increased 15%, primarily due to:

•	increased labor costs due to the transition from upgrade construction and new product launches to maintenance and related customer costs directly associated with the growth of new subscribers;

•	costs associated with Cox’s high-speed Internet service of approximately $91.6 million, which had been netted against revenues in 2001 under a revenue sharing agreement with Excite@Home, and were included in cost of services in 2002 as Cox no longer has a revenue sharing agreement with Excite@Home; and

•	a one-time non-recurring charge of approximately $9.8 million associated with the continuation of Excite@Home high-speed Internet service, as described below; partially offset by

•	a one-time non-recurring net charge in 2001 of approximately $150.2 million associated with the continuation of Excite@Home high-speed Internet service and the transition to Cox High Speed Internet service following the bankruptcy of Excite@Home, as described below.

      In September 2001, Excite@Home, Cox’s primary high-speed Internet provider at that time, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequently, Cox and Excite@Home entered into two separate agreements so that Cox would continue to receive high-speed Internet access services from Excite@Home for existing and new customers through February 28, 2002 and so that Excite@Home would provide minimal services to Cox related to the transition of Cox’s customers to Cox High Speed Internet service. Pursuant to one of these agreements, Cox paid Excite@Home $160.0 million. Of this amount, approximately $9.8 million was attributable to services provided in 2002, and approximately $150.2 million was attributable to services provided in 2001. In February 2002, Cox completed the transition of its customers from Excite@Home’s high-speed Internet service to Cox High Speed Internet service.

      Selling, general and administrative expenses include marketing, salaries and benefits, maintenance and support, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased 19% primarily due to:

•	a 21% increase in marketing expense relating to the promotion of new services and bundling alternatives; and

•	an 18% increase in general and administrative expenses relating to increased salaries and benefits resulting from an increase in headcount, and increased property taxes resulting from capital expenditures.

      Cox expects continued increases in programming costs and will continue to pass through some portion of these increases to its customers. In addition, Cox expects to have continued growth in advanced services, which include digital cable, high-speed Internet access and telephony, both as a result of increased penetration where these services were available in 2002 and continued roll-out of these services in new areas. As a result of these trends, Cox expects its cost of services and, to a lesser degree, selling, general and administrative expenses to increase.

Depreciation and amortization

      Depreciation and amortization for the year ended December 31, 2002 decreased to $1.4 billion from $1.5 billion for the comparable period in 2001 due to a reduction of approximately $352.6 in amortization of intangible assets determined to have an indefinite life upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, offset by an increase in depreciation from Cox’s continuing investment in its broadband network in order to deliver additional programming and services. Cox will continue to invest in its broadband network and new services, which management expects will result in increased revenues to offset increased depreciation expense.

Operating income (loss)

      Operating income for the year ended December 31, 2002 was $417.4 million compared to operating loss of $118.3 million for the year ended December 31, 2001. The operating loss in 2001 was primarily due to a one-time non-recurring net charge of approximately $150.2 million in the fourth quarter of 2001 associated with the continuation of Excite@Home high-speed Internet service and the transition to Cox High Speed Internet service following the bankruptcy of Excite@Home. The increase in operating income, after adjusting for the one-time charge, was primarily attributable to the reduction in amortization of intangible assets determined to have an indefinite life.

Interest expense

      Interest expense decreased 3% to $550.6 million primarily due to interest savings as a result of Cox’s interest rate swap agreements, repayment of all commercial paper borrowings and a decrease in the interest rate on Cox’s exchangeable subordinated debentures, known as the PRIZES, from 7.75% to 2% in November 2002 in accordance with the terms of the PRIZES.

Gain on derivative instruments, net

      Cox does not hold or issue derivative instruments for trading purposes and is not a party to leveraged instruments. From time to time, however, Cox uses derivative instruments to manage its exposure to changes in the fair value of certain of its assets or liabilities or to manage its exposure to changes in interest rates or equity prices. These derivative instruments are designated and accounted for by Cox as hedges of the underlying exposure being managed, as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. During 2002 and 2001, Cox used the following derivative instruments in its hedging activities:

•	four interest rate swap agreements with an aggregate principal amount of $1.2 billion that are designated and accounted for as fair value hedges. These interest rate swaps are designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. These interest rate swaps derive their value primarily based on changes in interest rates. Cox’s expectations with respect to its hedging strategy underlying these interest rate swaps have been met since the swap agreements have resulted in Cox increasing its proportion of floating rate debt; and

•	a series of costless equity collar arrangements that were designated and accounted for as fair value hedges to manage Cox’s exposure to changes in the fair value of 15.8 million shares of Sprint PCS common stock, 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock held by Cox. These equity collar arrangements derived their value primarily based on changes in the fair value of the underlying equity security. As described in Note 6. “Investments” in Part II, Item 8. Consolidated Financial Statements and Supplementary Data,” Cox terminated all of these equity collar arrangements and sold the underlying shares of common stock during the first quarter of 2002. Hence, there were no active hedging activities with respect to Cox’s investments at December 31, 2002.

      In addition to the foregoing derivatives, upon adoption of SFAS No. 133, certain of Cox’s debt instruments and investments contained embedded or freestanding derivatives, as defined. Cox has not designated these embedded and freestanding derivatives as hedges under SFAS No. 133 and, as such, changes in their fair value are being recognized in earnings as derivative gains or losses. During 2002 and 2001, Cox had the following embedded derivatives or freestanding derivatives outstanding that have not been designated as hedges:

•	embedded derivatives contained in Cox’s outstanding series of three exchangeable subordinated debentures known as the PRIZES, the Premium PHONES and the Discount Debentures. These debentures are indexed to the trading price of Sprint PCS common stock. These embedded derivatives derive their value primarily based on changes in the fair value of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads;

•	embedded derivatives contained in Cox’s series of prepaid variable forward contracts covering 19.5 million shares of Sprint PCS common stock, which Cox accounts for as zero-coupon debt. These embedded derivatives also derive their value primarily based on changes in the fair value of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads; and

•	stock purchase warrants to purchase equity securities of certain publicly-traded or privately-held companies that can be exercised and settled by delivery of net shares, such that Cox pays no cash upon exercise. These warrants meet the definition of a freestanding derivative, as prescribed by SFAS No. 133, and derive their value primarily based on the change in the fair value of the underlying equity security.

      For a more detailed description of the exchangeable subordinated debentures, zero-coupon debt and their corresponding embedded derivatives, please refer to Note 8. “Debt” and Note 10. “Derivative Instruments and Hedging Activities” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

      During the year ended December 31, 2002, Cox recorded a $1.1 billion pre-tax gain on derivative instruments, which was comprised of the following:

•	a $268.8 million pre-tax gain due to the termination of Cox’s series of costless equity collar arrangements referred to above;

•	a $583.1 million pre-tax gain due to a decrease in the fair value of the embedded derivatives contained in Cox’s exchangeable subordinated debentures. The decrease in fair value of these embedded derivatives was primarily attributed to the decrease in the trading price of Sprint PCS and the change in U.S. Treasury rates and Cox’s credit spreads during the year; and

•	a $359.3 million pre-tax gain due to a decrease in the fair value of the embedded derivatives contained in Cox’s zero-coupon debt. The decrease in fair value of these embedded derivatives was primarily attributed to the decrease in the trading price of Sprint PCS and the change in U.S. Treasury rates and Cox’s credit spreads during the year; partially offset by

•	an $85.6 million pre-tax loss due to a decrease in the fair value of Cox’s stock purchase warrants. The decrease in fair value of these warrants was primarily attributed to the decrease in the fair value of the underlying equity security during the year.

Loss on investments, net

      Net loss on investments for the year ended December 31, 2002 of $1.3 billion includes:

•	$170.4 million pre-tax loss related to the sale of 23.9 million shares of AT&T Wireless common stock;

•	$390.6 million pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading; and

•	$807.9 million decline in the fair value of certain investments, primarily Sprint PCS, considered to be other than temporary.

      In determining whether a decline in the fair value of Cox’s investments is other than temporary, Cox considers the factors prescribed by SEC Staff Accounting Bulletin Topic 5-M, Accounting for Noncurrent Marketable Equity Securities. These factors include the length of time and extent to which the fair market value has been less than cost, the financial condition and near term prospects of the investee and Cox’s intent and ability to retain its investment.

Equity in net losses of affiliated companies

      Equity in net losses decreased 20% to $32.2 million, primarily due to a $23.9 million loss in 2001 related to Cox’s investment in Discovery. Partially offsetting the decrease was increased equity in net losses in 2002 due to additional equity investments. Generally, these losses are attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Minority interest, net of tax

      Minority interest, net of tax, of $37.3 million primarily represents distributions on Cox’s obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. During 2002, Cox settled the FELINE PRIDES primarily with the issuance of Class A common stock and redeemed the RHINOS with cash. Please refer to Note 9. “Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” for a more detailed description of the FELINE PRIDES and RHINOS.

Net income (loss)

      Net loss for the year ended December 31, 2002 was $274.0 million compared to net income of $755.0 million for the comparable period in 2001, which included an after-tax cumulative effect of change in accounting principle from adoption of SFAS No. 133, which increased earnings by $717.1 million.

2001 compared with 2000

      The following table sets forth summarized consolidated financial information for the two years ended December 31, 2001.

	Year Ended December 31

	2001	2000	$ Change	% Change

	(Thousands of Dollars)
Revenues	$4,253,203	$3,673,748	$579,455	16%
Costs and expenses	2,832,245	2,296,426	535,819	23%
Depreciation and amortization	1,539,211	1,236,487	302,724	24%

Operating income (loss)	(118,253)	140,835	(259,088)	(184)%
Interest expense	(565,934)	(550,824)	(15,110)	3%
Loss on derivative instruments, net	(211,963)	—	(211,963)	100%
Gain on investments, net	1,151,172	3,281,986	(2,130,814)	(65)%
Equity in net losses of affiliated companies	(40,043)	(7,294)	(32,749)	NM
Other, net	(11,882)	7,411	(19,293)	NM
Income tax expense	(94,039)	(877,031)	(782,992)	(89)%
Minority interest, net of tax	(71,147)	(69,828)	(1,319)	2%
Cumulative effect of change in accounting principal, net of tax	717,090	—	717,090	100%

Net income	$755,001	$1,925,255	$(1,170,254)	(61)%

NM denotes percentage is not meaningful

      In 2000, Cox completed an acquisition of cable systems from Multimedia Cablevision, Inc., a subsidiary of Gannett Co., Inc. and an exchange transaction with AT&T Corp. The results of operations for 2000 include the effects of these transactions as of their respective acquisition dates, which are briefly described below:

•	In January 2000, Cox completed the acquisition of cable systems serving approximately 522,000 customers in Kansas, Oklahoma and North Carolina from Multimedia for $2.7 billion.

•	In March 2000, Cox and AT&T exchanged 50.3 million shares of AT&T common stock previously held by Cox for the stock of AT&T subsidiaries that own certain cable systems serving approximately 495,000 customers and certain other assets and liabilities, including cash. Cox received: cable systems serving Oklahoma and Louisiana; the remaining 20% ownership interest in a partnership in which Cox acquired an 80% interest through its merger with TCA Cable TV, Inc.; Peak Cablevision LLC, which has customers in Oklahoma, Arkansas, Utah and Nevada; and approximately $798.0 million in other assets and liabilities, including cash.

Revenues

      The following table sets forth summarized revenue information for the two years ended December 31, 2001.

	Year Ended December 31

		% of		% of
	2001	Total	2000	Total	$ Change	% Change

	(Thousands of Dollars)
Residential
Video	$3,184,786	75%	$2,902,128	79%	$282,658	10%
Data	277,921	7%	137,532	4%	140,389	102%
Telephony	211,404	5%	106,254	3%	105,150	99%
Other	97,234	2%	82,256	2%	14,978	18%

Total residential revenue	3,771,345	89%	3,228,170	88%	543,175	17%
Commercial	144,279	3%	97,807	3%	46,472	48%
Advertising	337,579	8%	347,771	9%	(10,192)	(3)%

Total revenues	$4,253,203	100%	$3,673,748	100%	$579,455	16%

      The 16% increase in total revenues is primarily due to:

•	a 65% increase in residential digital video customers;

•	a 5% increase in basic cable rates implemented primarily in the first quarter of 2001 resulting from increased programming costs and inflation, as well as increased channel availability; and

•	an 83% and 85% increase in residential high-speed Internet access and telephony customers, respectively;

•	growth in commercial high-speed Internet access and telephony customers; partially offset by

•	a decrease in local and national advertising sales resulting from a general economic slowdown.

Costs and expenses

      The following table sets forth summarized operating expenses for the two years ended December 31, 2001.

	Year Ended December 31

	2001	2000	$ Change	% Change

	(Thousands of Dollars)
Cost of services
Programming costs	$944,422	$835,258	$109,164	13%
Other cost of services	938,413	675,072	263,341	39%

Total cost of services	1,882,835	1,510,330	372,505	25%
Selling, general and administrative
Marketing	219,281	172,822	46,459	27%
General and administrative	730,129	613,274	116,855	19%

Total selling, general and administrative	949,410	786,096	163,314	21%

Total costs and expenses	$2,832,245	$2,296,426	$535,819	23%

      Cost of services increased 25% over 2000 due to a 13% increase in programming costs reflecting programming rate increases, channel additions and customer growth. Approximately 10% of the increase in programming costs was attributable to programming rate increases, and 3% was related to digital customer growth. Other cost of services increased 39%, primarily due to:

•	increased labor costs due to the transition from upgrade construction and new product launches to maintenance and related customer costs directly associated with the growth of new subscribers; and

•	a one-time non-recurring net charge in 2001 of approximately $150.2 million associated with the continuation of Excite@Home high-speed Internet service and the transition to Cox High Speed Internet service following the bankruptcy of Excite@Home.

      Selling, general and administrative expenses increased 21% primarily due to:

•	a 27% increase in marketing expense related to campaigns aimed at enhancing customer awareness of new services and bundling alternatives; and

•	a 19% increase in general and administrative expenses relating to costs, including increased employee headcount, associated with the continued rollout of residential and commercial digital video, high-speed Internet access and telephony services.

Depreciation and amortization

      Depreciation and amortization for the year ended December 31, 2001 increased to $1.5 billion from $1.2 billion for the comparable period in 2000 due to Cox continuing to invest significantly in its broadband network in order to deliver additional programming and services.

Operating income (loss)

      Operating loss for the year ended December 31, 2001 was $118.3 million, compared to operating income of $140.8 million for the comparable period in 2000. Cox’s operating loss in 2001 was attributable to increased depreciation and amortization expense, as well as the one-time transition-related charge described above. Cox’s decrease in operating income from 2000 to 2001 was also attributable to an increase in depreciation and amortization expense during that period that resulted from capital expenditures incurred to upgrade Cox’s broadband network and from Cox’s acquisition of certain cable systems.

Interest expense

      Interest expense increased 3% to $565.9 million primarily due to a net increase in notes and debentures that were used principally to fund capital expenditures. This net increase is described in further detail under “2001 Uses and Sources of Cash.”

Loss on derivative instruments, net

      During the year ended December 31, 2001, Cox recorded a $212.0 million pre-tax loss on derivative instruments, which was comprised of the following:

•	a $239.0 million pre-tax loss due to an increase in the fair value of the embedded derivatives contained in Cox’s exchangeable subordinated debentures and zero-coupon debt. The increase in fair value of these embedded derivatives was primarily attributed to the increase in the trading price of Sprint PCS and the change in U.S. Treasury rates and Cox’s credit spreads during the year; and

•	a $19.3 million pre-tax loss due to a decrease in the fair value of Cox’s series of costless equity collar arrangements and stock purchase warrants. The decrease in fair value of these warrants and collar arrangements was primarily attributed to the decrease in the respective underlying equity security prices during the year; partially offset by

•	a $46.3 million pre-tax gain due to an increase in the fair value of Cox’s right to sell its shares of Excite@Home common stock pursuant to an agreement that met the definition of a freestanding derivative instrument and was not designated or accounted for by Cox as a hedge. This derivative instrument derived its value primarily based on changes in the fair value of Excite@Home common stock. A more detailed description of this agreement is further described below.

      In August 2000, Cox consummated an agreement with Excite@Home and AT&T pursuant to which the ownership, voting control and management of Excite@Home were restructured. In connection with these transactions, Cox received the right, under certain circumstances, to sell its shares in Excite@Home to AT&T, with a maximum amount payable to Cox of approximately $1.4 billion in cash or shares of AT&T common stock, as elected by Cox. In January 2001, Cox exercised its right to sell its shares in Excite@Home to AT&T. Following further discussion, in May 2001 AT&T issued 75.0 million shares of AT&T common stock to Cox, Cox retained its common stock and Cox’s right to sell its Excite@Home shares to AT&T was deemed satisfied in full. Cox recognized a $307.4 million pre-tax gain in the second quarter of 2001 associated with the deemed satisfaction of the right-to-sell agreement.

Gain on investments, net

      Net gain on investments for the year ended December 31, 2001 of $1.2 billion includes:

•	$239.3 million pre-tax gain associated with a one-time reclassification of 19.5 million shares of Cox’s investment in Sprint PCS common stock from available-for-sale securities to trading securities upon adoption of SFAS No. 133;

•	$77.4 million pre-tax gain on these shares as a result of the change in market value of Sprint PCS common stock for the year ended December 31, 2001;

•	$307.4 million pre-tax gain associated with the deemed satisfaction of Cox’s Excite@Home right, as described above;

•	$213.5 million pre-tax gain related to the sale of 12.8 million shares of Sprint PCS common stock; and

•	$436.1 million pre-tax gain related to the sale of Cox’s interests in Outdoor Life Network L.L.C., Speedvision Network, L.L.C. and Cable Network Services, L.L.C. to Fox Sports, L.L.C. and Fox Sports CNS, L.L.C.; partially offset by a

•	$73.5 million decline in the fair value of certain other investments considered to be other than temporary.

Equity in net losses of affiliated companies

      Equity in net losses increased to $40.0 million in 2001 from $7.3 million in 2000, primarily due to a $23.9 million loss related to Cox’s investment in Discovery. Generally, these losses were attributable to Cox’s proportionate share of the investee’s income or loss.

Minority interest

      Minority interest, net of tax, of $71.1 million primarily represents distributions on the FELINE PRIDES and RHINOS.

Net income

      On January 1, 2001, Cox adopted SFAS No. 133, which resulted in an after-tax cumulative effect of change in accounting principle which increased earnings by $717.1 million and reduced accumulated other comprehensive income by $194.0 million. Net income for the year ended December 31, 2001 was $755.0 million as compared to $1,925.3 million for the year ended December 31, 2000. The decrease in net income, after adjusting for the cumulative effect of adopting SFAS No. 133, was primarily attributable to a $3.3 billion net gain on investments in 2000.

Liquidity and Capital Resources

2002 Uses and Sources of Cash

      As part of Cox’s ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services and to make investments in companies primarily focused on cable programming, technology and telecommunications. Cox believes it will be able to meet its capital needs for the next twelve months and beyond with amounts available under existing revolving credit facilities and its commercial paper program.

      During 2002, Cox made capital expenditures of $1.9 billion. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises, costs to upgrade and rebuild Cox’s broadband network to allow for the delivery of advanced broadband services and costs associated with network equipment used to enter new service areas.

      Capital expenditures for 2003 are expected to be approximately $1.6 billion. Cox expects depreciation expense to increase due to its continued investment in its broadband network. However, management expects increased revenues to offset increased depreciation expense. Cox does not expect to make any material acquisitions or cable systems exchanges in 2003, although management continuously reviews industry and economic conditions to identify opportunities.

      In addition to improvement of its own networks, Cox made strategic investments in businesses focused on cable programming, technology and telecommunications. Investments in affiliated companies of $18.8 million in 2002 included debt and equity funding. Future funding requirements are expected to total approximately $20.0 million over the next two years. These capital requirements may vary significantly from the amounts stated above and will depend on numerous factors as many of these affiliates are growing businesses and specific financing requirements will change depending on the evolution of these businesses.

      Net commercial paper repayments during 2002 were $727.4 million. As a result, Cox had no outstanding commercial paper borrowings at December 31, 2002. During 2002, Cox repaid $705.0 million of other debt, which primarily consisted of the repurchase of a portion of its convertible senior notes, the repurchase of its Floating Rate MOPPRS/CHEERS and the repayment of its 6.5% senior notes upon their maturity.

      During 2002, Cox redeemed the senior notes held by the Cox RHINOS Trust for approximately $502.6 million, and the Cox RHINOS Trust, in turn, redeemed its preferred securities, the RHINOS. Distributions paid on capital and preferred securities of subsidiary trusts of $47.8 million consisted of quarterly interest payments on the FELINE PRIDES and RHINOS.

      During 2002, Cox generated $1.8 billion from operations. Proceeds from the sale and exchange of investments of $1.3 billion primarily included:

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

      Proceeds from the issuance of debt, net of debt issuance costs, underwriting commissions and discounts included the issuance of 7.125% notes due 2012 for net proceeds of approximately $986.1 million. The proceeds from this offering were primarily used to redeem the senior notes held by the Cox RHINOS Trust, repurchase the Floating Rate MOPPRS/CHEERS and repay the 6.5% senior notes.

2001 Uses and Sources of Cash

      During 2001, Cox made capital expenditures of $2.2 billion. These expenditures were primarily directed at upgrading and rebuilding its broadband network to allow for the delivery of advanced broadband services, including digital video, high-speed Internet access, telephony and video-on-demand. Investments in affiliated companies of $54.0 million included debt and equity funding.

      Net revolving credit and commercial paper borrowings decreased $801.4 million for the year ended December 31, 2001 due to net repayments on Cox’s commercial paper program. During 2001, Cox repaid approximately $386.7 million of other debt, which primarily consisted of $300.0 million aggregate principal amount of 7.0% notes due August 2001 and $33.0 million aggregate principal amount of 6.94% notes due October 2001.

      Distributions paid on capital and preferred securities of subsidiary trusts of $76.0 million consisted of quarterly payments on the FELINE PRIDES and RHINOS.

      During 2001, Cox generated $798.8 million from operations. Proceeds from the sale and exchange of investments of $1.3 billion primarily included:

•	the sale of 12.8 million shares of Sprint PCS common stock for aggregate net proceeds of approximately $318.2 million;

•	the sale of 25.0 million shares of AT&T common stock for aggregate net proceeds of approximately $525.5 million;

•	the sale of 5.0 million shares of AT&T Wireless common stock for aggregate net proceeds of approximately $83.1 million; and

•	the sale of Cox’s interests in Outdoor Life, Speedvision, and Cable Network Services to Fox Sports and Fox Sports CNS for aggregate net proceeds of approximately $439.7 million.

      Proceeds from the issuance of debt, net of debt issuance costs, underwriting commissions, discounts and premiums, of $1.4 billion primarily included:

•	the issuance of a series of prepaid forward contracts (accounted for as zero coupon debt) with maturity dates between 2004 and 2006 to sell up to 19.5 million shares of Cox’s Sprint PCS common stock for net proceeds of approximately $389.4 million; and

•	the issuances of convertible senior notes, which mature in February 2021 and are convertible into shares of Cox’s Class A common stock or, at Cox’s option, cash, and 6.75% senior notes, which mature in March 2011, for aggregate net proceeds of approximately $1.0 billion.

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

      During 2000, Cox repurchased 5.5 million shares of its Class A common stock for an aggregate cost of $211.9 million in connection with Cox’s stock repurchase program, which was announced in April 2000 and authorized Cox to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions.

      Distributions paid on capital and preferred securities of subsidiary trusts of $82.3 million consisted of quarterly payments on the FELINE PRIDES and RHINOS.

      During 2000, Cox generated $306.2 million from operations. Proceeds from the sale and exchange of investments of $2.9 billion primarily included:

•	the sale of 28.1 million shares of Sprint PCS common stock for net proceeds of approximately $1.4 billion;

•	the sale of Cox’s entire interest in Flextech for proceeds of approximately $522.3 million; and

•	the exchange of AT&T common stock held by Cox for AT&T subsidiaries and approximately $798.0 million in cash.

      Net revolving credit and commercial paper borrowings increased $1.0 billion for the year ended December 31, 2000 due to net borrowings on Cox’s commercial paper program. Proceeds from the issuance of debt, net of debt issuance costs, underwriting commissions, discounts and premiums of $2.5 billion, primarily included:

•	the issuance of a floating rate bridge loan for aggregate proceeds of $500.0 million;

•	the issuance of the Premium PHONES for net proceeds of $269.5 million;

•	the issuance of the Discount Debentures for net proceeds of $764.0 million;

•	the issuance of 7.75% notes due November 2010 for net proceeds of $792.5 million; and

•	the issuance of the Floating Rate MOPPRS/CHEERS for net proceeds of $206.3 million.

Contractual Obligations and Commitments

      The following table contains information relating to Cox’s contractual obligations and commitments for the five years subsequent to December 31, 2002 and thereafter. The amounts represent the maximum future contractual obligations (some of which may be settled by delivering equity securities) and are reported without giving effect to any related discounts, premiums and other adjustments necessary to comply with accounting principles generally accepted in the U.S. In addition, Cox has unused letters of credit outstanding totaling $4.1 million at December 31, 2002.

	Payments Due by Period

		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years

	(Millions of dollars)
Debt	$9,557.8	$331.2(a )	$1,184.7	$632.3	$7,409.6(b	)(c)(d)
Capital leases	219.2	61.8	88.3	34.9	34.2
Operating leases	69.8	20.9	28.0	13.8	7.1
Nonbinding purchase and other commitments	570.7	280.3	89.0	76.9	124.5

Total contractual cash obligations	$10,417.5	$694.2	$1,390.0	$757.9	$7,575.4

(a)	In February 2003, Cox repurchased $422.7 million aggregate principal amount at maturity of its convertible notes due 2021 for aggregate cash consideration of $304.2 million, which represented the accreted value of the repurchased notes. As a result, $19.0 million aggregate principal amount at maturity of Cox’s convertible notes remain outstanding. The $304.2 million repurchased on February 24, 2003 is included in payments due in less than one year, while the $19.0 million outstanding is included in payments due after five years. The holders of the remaining convertible senior notes have the right to require Cox to repurchase their notes on February 24, 2004, February 23, 2005, February 23, 2006, February 23, 2011 and February 23, 2016. Cox may choose to repurchase tendered notes with cash or shares of its Class A common stock. If all of the holders of outstanding convertible notes were to exercise their right to require Cox to repurchase their convertible notes on February 24, 2004, the aggregate purchase price would be $13.9 million.

(b)	Includes a series of debt securities due 2033, representing $250.0 million aggregate principal amount, that is subject to remarketing in 2003. If the remarketing occurs, the maturity date will remain August 1, 2033. If the remarketing does not occur, Cox will be required to redeem such securities, and may pay a premium to the remarketing dealer. Cox has the positive intent and ability to refinance these securities in the event of a failed remarketing by using available capacity under existing credit facilities.

(c)	Includes Cox’s Discount Debentures due in 2020 representing $1.8 billion aggregate principal amount at maturity. The holders have the right to require Cox to repurchase their discount debentures on April 19, 2005, April 19, 2010 and April 19, 2015 at a purchase price equal to the adjusted principal amount of the discount debentures, plus any accrued but unpaid cash interest. Cox may choose to repurchase the discount debentures with cash or shares of PCS common stock of Sprint Corporation. If all of the holders of the discount debentures were to exercise their right to require Cox to repurchase their discount debentures on April 19, 2005, the aggregate purchase price would be $958.1 million.

(d)	The holders of Cox’s $200.0 million aggregate principal amount 6.53% debentures due 2028, which were issued by TCA Cable TV prior to Cox’s acquisition of TCA, have the right to require the Cox subsidiary that assumed TCA’s obligations under the debentures to repurchase the debentures on February 1, 2008 at a purchase price equal to 100% of the principal amount of such debentures, plus any accrued but unpaid cash interest.

Other

      At December 31, 2002, Cox had approximately $7.3 billion of outstanding indebtedness. The debt balance is net of certain derivative adjustments made in accordance with SFAS No. 133 which have reduced the reported debt balance by approximately $1.4 billion. In addition, Cox had approximately $2.0 billion of total available financing capacity under its revolving credit facilities and commercial paper program at December 31, 2002.

      In February 2002, Cox was notified by Moody’s Investor Services that Cox’s debt was being evaluated for a potential credit rating downgrade. In November 2002, Moody’s confirmed Cox’s senior unsecured debt rating of Baa2 with a negative outlook, which concluded Moody’s evaluation. Separately, in March 2002, Fitch Investor Services, Inc. downgraded Cox’s credit rating from BBB+ to BBB, which is comparable to Cox’s current rating from Moody’s and from Standard and Poor’s. Cox believes that the Fitch downgrade did not have a material adverse impact on its liquidity.

      Certain of Cox’s debt instruments and credit agreements contain covenants which, among other provisions, contain certain restrictions on the payment of dividends and the repurchase of capital stock. Certain of these agreements contain financial covenants that require certain leverage ratios and interest coverage (as defined in the covenants) be maintained. Compliance with these ratios limits Cox’s ability to incur unlimited indebtedness; however, these covenants have not posed a significant limitation on Cox’s ability to finance its capital requirements in the past. Cox was in compliance with all financial covenants for all periods presented. Historically, Cox has not paid dividends nor does Cox intend to pay dividends in the foreseeable future. Cox intends to reinvest future earnings, consistent with its business strategy.

Transactions with Affiliated Companies

      Cox receives certain services from, and has entered into certain transactions with, CEI. Costs of the services that are allocated to Cox are based on actual direct costs incurred or on CEI’s estimate of expenses relative to the services provided to other subsidiaries of CEI. Cox believes that these allocations were made on a reasonable basis, and that receiving these services from CEI creates cost efficiencies; however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been.

•	Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. Outstanding amounts due from CEI bear interest equal to CEI’s current commercial paper borrowing rate and outstanding amounts due to CEI bear interest at 50 basis points above CEI’s current commercial borrowing rate as payment for the services provided. Amounts due from CEI to Cox were approximately $21.1 million and $13.2 million at December 31, 2002 and 2001, respectively, and the interest rate was 1.8% and 3.0% at December 31, 2002 and 2001, respectively.

•	Cox receives certain management services from CEI including legal, corporate secretarial, tax, internal audit, risk management, employee benefit (including pension plan) administration, fleet and other support services. Cox was allocated expenses for the year ended December 31, 2002, 2001 and 2000 of approximately $6.2 million, $5.3 million and $3.9 million, respectively, related to these services.

•	In connection with these management services, Cox reimburses CEI for payments made to third-party vendors for certain goods and services provided to Cox under arrangements made by CEI on behalf of CEI and its affiliates, including Cox. Cox believes such arrangements result in Cox receiving such goods and services at more attractive pricing than Cox would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through the CEI insurance program, which provides coverage for all of its affiliates, including Cox. Rather than self-insuring these risks, CEI purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of CEI, including James C. Kennedy, Chairman of Cox’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and reinsurer on various insurance policies purchased by CEI, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox’s loss experience, consistent with insurance industry practice. Cox’s portion of these insurance costs was approximately $27.2 million, $23.7 million and $19.7 million for 2002, 2001 and 2000, respectively.

•	Cox’s employees participate in certain CEI employee benefit plans, and Cox made payments to CEI in 2002, 2001 and 2000 for the costs incurred by reason of such participation, including self-insured employee medical insurance costs of approximately $77.5 million, $48.2 million and $28.0 million, respectively; retiree medical payments of approximately $3.9 million, $3.0 million and $2.6 million, respectively and executive pension plan payments of approximately $2.8 million, $5.1 million and $3.1 million, respectively.

•	Cox and CEI share resources relating to aircraft owned by each company. Depending on need, each occasionally uses aircraft owned by the other, paying a cost-based hourly rate. CEI also operates and maintains two airplanes owned by Cox. Cox pays CEI on a quarterly basis for fixed and variable operations and maintenance costs relating to these two airplanes. During 2002, 2001 and 2000, Cox paid approximately $0.7 million, $0.9 million and $0.8 million, respectively, for use of CEI’s aircraft and maintenance of Cox’s aircraft by CEI, net of aircraft costs paid by CEI to Cox for use of Cox’s aircraft.

•	Cox pays rent and certain other occupancy costs to CEI for its corporate headquarters building. CEI holds the long-term lease of the Cox headquarters building and prior to 2002, Cox and CEI and its other affiliates shared occupancy of the headquarters building. During 2002, CEI and its other affiliates moved to a new facility and Cox purchased from CEI business equipment located in that building at its depreciated net book value of approximately $7.2 million, which is believed to approximate fair value. Cox is now the sole occupant of its headquarters building. Related rent and occupancy expense is allocated based on occupied space and for the year ended December 31, 2002, 2001 and 2000 was approximately $7.4 million, $7.2 million and $6.1 million, respectively.

•	From 1997 through 2002, Cox entered into a series of local joint ventures with Cox Interactive Media, Inc., an indirect wholly owned subsidiary of CEI, to develop, operate and promote advertising supported local Internet content, or “City Sites”, in the markets where Cox operates cable television systems featuring high-speed Internet access. Cox contributed approximately $41.1 million in the aggregate to the joint ventures for the period from inception through May 31, 2002 to fund its share of operating costs. During 2002, Cox and Cox Interactive Media agreed to terminate the relationship and entered into a transition services agreement under which Cox paid Cox Interactive Media approxi-

mately $7.0 million to continue to operate Cox’s city sites during a transition period. The joint venture entities were dissolved as of December 31, 2002, and pursuant to a separate agreement dated December 31, 2002, Cox purchased certain assets used in the operation of the City Sites for insignificant cash consideration. Cox will use those assets to develop the City Sites as part of Cox High Speed Internet service. Cox Interactive Media agreed to reimburse Cox approximately $0.2 million for certain expenses incurred in connection with obtaining certain software licenses related to the City Sites.

•	In connection with CEI’s sale of shares of Cox Class A common stock to two private investors in 2001, Cox entered into agreements providing the two private investors with certain demand and piggyback registration rights. CEI has agreed to pay all fees and expenses associated with Cox’s performance under these registration rights agreements.

•	In September 2002, Cox and CEI amended their tax allocation agreement to provide that if one of CEI or Cox has overpaid its taxes and the other has underpaid, the underpaid taxpayer may apply the overpayment to its taxes if such credit is permitted by the respective tax authority. The underpaid party will be obligated to immediately repay the borrowed amount to the overpaid party, to pay interest from the effective date of the credit until repayment, and to bear any other expenses incurred. The underpaid party will indemnify the overpaid party if subsequent tax adjustments cause any detriment to the overpaid party as a result of use of the credit by the underpaid party. For the tax year 2001, Cox overpaid, and CEI underpaid, its estimated federal income taxes. Pursuant to the amended agreement, on September 3, 2002, $20.0 million of Cox’s overpayment of its 2001 federal income taxes was applied to CEI’s 2001 federal income taxes, and CEI contemporaneously paid Cox $20.0 million, plus interest, in cash.

Recent Developments

      In accordance with the terms of the indenture governing Cox’s convertible senior notes due 2021, Cox became obligated to purchase for cash convertible notes tendered and not withdrawn before the close of business on February 24, 2003. Cox repurchased $422.7 million aggregate principal amount at maturity of the convertible notes that had been properly tendered and not withdrawn, for aggregate cash consideration of $304.2 million, which represented the accreted value of the repurchased notes. As a result, $19.0 million aggregate principal amount at maturity of Cox’s convertible notes remains outstanding. To partially fund the repurchase of the tendered convertible notes, Cox borrowed $149.4 million under its commercial paper program.

      In March 2003, Cox entered into two new interest rate swap agreements expiring on August 1, 2008 with a notional amount of $100.0 million each to convert $200.0 million of fixed rate senior debt securities to a floating rate. The swaps have been designated as fair value hedges, as defined in SFAS No. 133, of the underlying debt securities.

Critical Accounting Policies and Estimates

      The accompanying consolidated financial statements and notes to consolidated financial statements contain information that is pertinent to management’s discussion and analysis of financial condition and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Estimates are evaluated based on available information and experience. Actual results could differ from those estimates under different assumptions or conditions. Cox believes that the critical accounting policies and estimates discussed below involve additional management judgment due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. For a detailed description of Cox’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies and Other Items” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

Plant and equipment

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

Derivative Instruments

      Cox accounts for derivative financial instruments in accordance with SFAS No. 133, which requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. From time to time, Cox uses derivative instruments, such as interest rate swaps and equity collar arrangements, to manage its exposure to changes in the fair value of certain of its assets or liabilities or to manage its exposure to changes in interest rates or equity prices. In addition, upon adoption of SFAS No. 133, certain of Cox’s debt instruments and investments contained embedded or freestanding derivatives, as defined. Assumptions are made regarding the valuation of derivative instruments, including U.S. Treasury rates, Cox’s credit spreads, volatility rates and other market indices. Should actual rates differ from Cox’s estimates, revisions to the fair value of Cox’s derivative financial instruments may be required.

Intangible Assets

      On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets with indefinite useful lies no longer be amortized, but instead be tested for impairment at least annually. Cox’s indefinite lived intangible assets are comprised of cable franchise value, which Cox obtained through acquisitions of cable systems. The standard also requires the completion of a transitional impairment test with any resulting impairment identified treated as a cumulative effect of a change in accounting principle.

      Prior to the adoption of SFAS No. 142, Cox described the excess purchase price over the fair value of the identified net assets acquired associated with its acquisitions as either goodwill or franchise value and amortized these assets over 40 years. Cox believes that the franchises, although contractually non-exclusive, provide economic exclusivity for broadband video services to an incumbent cable operator. Accordingly, Cox does not believe it has any goodwill separate and distinct from the value of its cable franchises, and, as such, the nature of the recorded excess purchase price associated with Cox’s acquisitions is more appropriately characterized as franchise value. Therefore, in connection with the adoption of SFAS No. 142, Cox reclassified the net carrying value of its goodwill of $3.7 billion to franchise value in order to eliminate the distinction between these two assets. In connection with this reclassification, Cox recorded an additional deferred tax liability and a corresponding increase to franchise value of $2.2 billion, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, related to the difference in the tax basis compared to the book basis of franchise value. This reclassification, including the related deferred taxes, was not reflected in Cox’s consolidated balance sheet until December 31, 2002. Accordingly, the previous quarterly amounts in 2002 related to these items are not comparable. The reclassification and the related deferred tax effects had no impact on Cox’s consolidated statements of operations.

      In connection with the adoption of SFAS No. 142, Cox completed a transitional impairment test of its franchise value as of January 1, 2002. Based on the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, Cox determined that the unit of accounting for testing franchise value for impairment resides at the cable system cluster level, consistent with Cox’s management of its business as geographic clusters. Cox assesses franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measures the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. Upon adoption of SFAS No. 142, Cox determined that no impairment of franchise value intangible assets existed as of January 1, 2002. When Cox completes its next annual impairment test as of January 1, 2003, Cox will, when measuring the fair value of the cable system cluster’s other net assets, consider the guidance contained in EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002. Cox anticipates that consideration of the guidance in EITF Issue No. 02-17, whereby Cox will consider assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets will result in a non-cash impairment charge as of January 1, 2003, and such charge may be significant.

      In determining the fair value of each cable system cluster, Cox performs discounted cash flow analyses, which require the use of assumptions and estimates. Cox believes that its assumptions and estimates are consistent with those that marketplace participants would use in their estimates of fair value. The determination of fair value is critical to assessing impairment of intangible assets with indefinite useful lives under SFAS No. 142. If these estimates or their related assumptions change in the future, significant impairment in value, and hence impairment charges, may result.

Income Tax Estimates

      Cox evaluates its effective tax rates regularly and adjusts rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which Cox operates, among other factors. Certain of Cox’s deferred tax assets are comprised of loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income Cox will ultimately generate in the future, as well as other factors. Based on Cox’s estimate of future taxable income there are no potential limitations to the utilization of these deferred tax assets, and therefore, no valuation allowance has been recorded. Tax liabilities are recorded based on Cox’s assessment of the risk of loss in accordance with SFAS No. 5 to address potential exposures involving tax positions it has taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Cox believes its estimate of tax liabilities is a critical accounting estimate as it contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that Cox has currently accrued.

Pension and Postretirement Benefits

      Cox follows the guidance of SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions, which are reviewed annually by Cox, include the discount rate, expected return on plan assets, rate of compensation increase and the rate of increase in the per capita cost of covered health care benefits.

      During 2002, Cox made changes to its assumptions related to the discount rate, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered health care benefits. Cox consults with its independent actuaries when selecting each of these assumptions.

      In selecting the discount rate, Cox considers fixed-income security yields, specifically AA rated corporate bonds. At December 31, 2002 Cox decreased the discount rate for its plans from 7.25% to 6.75% as a result of decreased yields for AA rated corporate bonds.

      In estimating the expected return on plan assets, Cox considers past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2002 Cox made no change in the expected 9.0% return on plan assets.

      In projecting the rate of compensation increase, Cox considers past experience in light of movements in inflation rates. At December 31, 2002 Cox decreased the rate of compensation increase from 5.0% to 4.5% for its plans.

      In selecting the rate of increase in the per capita cost of covered health care benefits, the Company considers past performance and forecasts of future health care cost trends. At December 31, 2002 Cox increased its previously assumed rate of increase in the per capita cost of covered health care benefits. The weighted-average annual assumed rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) for retirees is 10.0% in 2003, gradually decreasing to 5.0% by the year 2008, and remaining level thereafter.

      A variance in the assumptions listed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. For additional information regarding pension and other postretirement benefits see Note 12. “Retirement Plans” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

Recently Issued Accounting Pronouncements

      On January 1, 2002, Cox adopted the guidance prescribed in EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which specifies that the collection and payment of certain fees must be presented on a gross basis, as revenue and expense, rather than on a net basis. Retroactive application of this standard was required. Accordingly, collection and payment of fees by Cox, primarily franchise fees, have been reclassified on a gross basis for all periods presented in this report to conform to this new guidance. Approximately $196.2 million, $186.2 million and $166.8 million have been classified to revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

      On January 1, 2003, Cox adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on Cox’s financial position or results of operations.

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. Cox adopted SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on Cox’s financial position and results of operations.

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

      In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. Cox is currently assessing the impact of initial recognition and measurement provisions of this interpretation on its consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. The interpretation is effective for the first interim or annual reporting period beginning after June 15, 2003. Cox has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN No. 46.

Inflation

      Cox believes its operations are not materially affected by inflation.

Caution Concerning Forward-Looking Statements

      This Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning Cox’s outlook for the future and information about Cox’s strategic plans and objectives, expectations as to subscriber and revenue growth, anticipated rates of subscriber penetration, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from those in the forward-looking statements, and may be affected by known and unknown risks, uncertainties and other factors. Many of these risks and uncertainties have been discussed in Cox’s prior filings with the SEC. Factors to consider in connection with any of Cox’s forward-looking statements include, but are not limited to:

•	Cox’s ability to implement successfully Cox’s growth strategies and the level of success of Cox’s operating initiatives, including integration and upgrades of recently acquired cable properties, future expenditures on capital projects, terms and availability of capital, the actual level of revenue growth, adverse changes in the price of telephony interconnection or cable programming and disruptions in the supply of services and equipment. In addition, material changes in the cost of equipment or significant unanticipated capital expenditures could disrupt Cox’s business plan and adversely affect Cox’s business operations.

•	Trends in Cox’s businesses, particularly trends in the market for existing and new communications services and changes in Cox’s business strategy and development plans.

•	Cox’s ability to increase penetration in existing markets, as well as those Cox enters through acquisitions or other business combinations, including Cox’s ability to control costs and maintain high standards of customer service, the extent to which consumer demand for voice, video and data services increases, subscriber availability, retention and growth, subscriber demand and competition.

•	Cox’s ability to generate sufficient cash flow to meet its debt service obligations and to finance ongoing operations. Cox operates with a significant level of indebtedness. Cash generated from operating activities and borrowing has been sufficient to fund Cox’s debt service, working capital obligations and capital expenditure requirements. Cox believes that it will continue to generate cash and obtain financing sufficient to meet these requirements. However, if Cox were unable to meet these requirements, Cox would have to consider refinancing its indebtedness or obtaining new financing. Although in the past Cox has been able to refinance its indebtedness and obtain new financing, there can be no assurance that Cox will be able to do so in the future or that, if Cox were able to do so, the terms available would be acceptable to Cox. In addition, Cox must manage exposure to interest rate risk due to variable rate debt instruments.

•	Cox’s ability to obtain financing on attractive terms.

•	Changes in Cox’s relationship with, the performance of, and the market value of companies in which Cox has significant investments, especially investments in telecommunications and technology companies, including Sprint PCS.

•	Competition from alternative methods of receiving and distributing signals and from other sources of news, information and entertainment, such as newspapers, movie theaters, online computer services and home video products. Because Cox’s franchises are generally non-exclusive, there is potential for competition from other operators of cable systems and other distribution systems capable of delivering programming to homes or businesses, including direct broadcast satellite systems and multichannel multipoint distribution services. In addition, Cox faces general competitive factors, such as the introduction of new technologies (such as Internet-based services), changes in prices or demand for Cox’s products as a result of competitive actions or economic factors and competitive pressures within the broadband communications industry.

•	Cox’s ability to obtain the necessary FCC, as well as state and local, authorizations for new services, and Cox’s response to adverse regulatory changes. The cable industry is subject to extensive regulation by federal, local and, in some instances, state governmental agencies. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. As a result, it is not possible to predict the effect that ongoing developments might have on the broadband communications industry or on Cox’s operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Cox has estimated the fair value of its financial instruments as of December 31, 2002 and 2001 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange. Please refer to Note 2. “Summary of Significant Accounting Policies” and Note 10. “Derivative Instruments and Hedging Activities” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” for detailed disclosures regarding Cox’s objectives, general strategy and the nature of derivative financial instruments that Cox uses to manage its exposure to market risk.

      The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox’s investments stated at fair value are estimated and recorded based on quoted market prices. The fair value of Cox’s equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities. Additional information pertinent to the value of the foregoing investments is discussed in Note 6. “Investments” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

      The fair value of interest rate swaps used for hedging purposes was approximately $112.1 million and $53.4 million at December 31, 2002 and 2001, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements on those respective dates.

      Cox did not have any variable rate debt instruments outstanding at December 31, 2002. Cox’s outstanding commercial paper, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximated fair value at December 31, 2001. Cox is exposed to interest rate volatility with respect to these variable-rate instruments when they are issued and outstanding.

      The estimated fair value of Cox’s fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at December 31, 2002 and 2001 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at December 31, 2002 and 2001 is as follows:

	December 31, 2002			December 31, 2001

			Fair Value (1%			Fair Value (1%
	Carrying		Decrease in	Carrying		Decrease in
	Value	Fair Value	Interest Rates)	Value	Fair Value	Interest Rates)

	(Millions of Dollars)
Fixed-rate notes and debentures	$5,978.6	$6,386.5	$6,432.8	$5,280.7	$5,258.0	$5,522.9
FELINE PRIDES	—	—	—	652.3	717.0	719.0
Exchangeable subordinated debentures	1,296.1	1,409.1	1,637.6	1,829.5	1,762.6	1,888.2

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COX COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(Thousands of Dollars)
Assets
Current assets
Cash	$228,704	$86,860
Accounts and notes receivable, less allowance for doubtful accounts of $33,607 and $33,514	354,928	421,111
Amounts due from Cox Enterprises, Inc. (CEI)	21,109	13,245
Other current assets	267,341	211,460

Total current assets	872,082	732,676

Net plant and equipment	7,793,178	7,127,908
Investments	397,435	3,515,233
Intangible assets	15,724,288	13,510,894
Other noncurrent assets	218,166	174,725

Total assets	$25,005,149	$25,061,436

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$727,877	$674,426
Other current liabilities	216,235	298,408
Current portion of long-term debt	393,040	43,741

Total current liabilities	1,337,152	1,016,575

Deferred income taxes	6,750,635	4,540,061
Other noncurrent liabilities	175,912	170,216
Long-term debt, less current portion	6,922,957	8,373,934

Total liabilities	15,186,656	14,100,786

Commitments and contingencies (Note 18)
Minority interest in equity of consolidated subsidiaries	133,403	129,121
Cox-obligated capital and preferred securities of subsidiary trusts	—	1,155,738
Shareholders’ equity
Series A preferred stock — liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 4,836,372	4,836	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 598,076,894 and 578,493,107; shares outstanding: 592,567,757 and 572,994,707	598,077	578,493
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	4,549,029	3,891,157
Retained earnings	4,638,422	4,912,461
Accumulated other comprehensive income	79,465	473,135
Class A common stock in treasury, at cost: 5,509,137 and 5,498,400 shares	(212,337)	(211,889)

Total shareholders’ equity	9,685,090	9,675,791

Total liabilities and shareholders’ equity	$25,005,149	$25,061,436

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2002	2001	2000

	(Thousands of Dollars, excluding share data)
Revenues
Residential
Video	$3,439,755	$3,184,786	$2,902,128
Data	575,231	277,921	137,532
Telephony	344,171	211,404	106,254
Other	82,547	97,234	82,256

Total residential revenues	4,441,704	3,771,345	3,228,170
Commercial	218,830	144,279	97,807
Advertising	378,064	337,579	347,771

Total revenues	5,038,598	4,253,203	3,673,748
Costs and expenses
Cost of services (excluding depreciation)	2,130,907	1,882,835	1,510,330
Selling, general and administrative expenses	1,128,452	949,410	786,096
Depreciation and amortization	1,357,906	1,539,211	1,236,487
Loss on sale and exchange of cable systems	3,916	—	—

Operating income (loss)	417,417	(118,253)	140,835
Interest expense	(550,645)	(565,934)	(550,824)
Gain (loss) on derivative instruments, net	1,125,588	(211,963)	—
Gain (loss) on investments, net	(1,317,158)	1,151,172	3,281,986
Equity in net losses of affiliated companies	(32,175)	(40,043)	(7,294)
Other, net	(5,080)	(11,882)	7,411

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(362,053)	203,097	2,872,114
Income tax expense (benefit)	(125,286)	94,039	877,031

Income (loss) before minority interest and cumulative effect of change in accounting principle	(236,767)	109,058	1,995,083
Minority interest, net of tax	(37,272)	(71,147)	(69,828)

Income (loss) before cumulative effect of change in accounting principle	(274,039)	37,911	1,925,255
Cumulative effect of change in accounting principle, net of tax	—	717,090	—

Net income (loss)	$(274,039)	$755,001	$1,925,255

Share data
Basic net income (loss) per share
Basic weighted-average shares outstanding	608,293,490	600,365,787	601,951,744
Income (loss) before cumulative effect of change in accounting principle	$(0.45)	$0.06	$3.20
Cumulative effect of change in accounting principle, net of tax	—	1.20	—

Basic net income (loss) per share	$(0.45)	$1.26	$3.20

Diluted net income (loss) per share
Diluted weighted-average shares outstanding	608,293,490	608,816,689	608,548,749
Income (loss) before cumulative effect of change in accounting principle	$(0.45)	$0.06	$3.16
Cumulative effect of change in accounting principle, net of tax	—	1.18	—

Diluted net income (loss) per share	$(0.45)	$1.24	$3.16

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Class A
						Accumulated	Common
	Series A	Common Stock		Additional		Other	Stock in
	Preferred			Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income	at Cost	Total	Income (Loss)

	(Thousands of Dollars)
December 31, 1999	$4,836	$576,169	$27,598	$3,835,639	$2,232,205	$4,859,137	$—	$11,535,584
Net income					1,925,255			1,925,255	$1,925,255

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		1,557		30,713				32,270
Purchase of 5,498,400 shares of Class A common stock for treasury, at cost							(211,889)	(211,889)
Proceeds from issuance of put options				6,374				6,374
Change in net accumulated unrealized gain on securities, net of tax									(4,071,321)

Other comprehensive loss						(4,071,321)		(4,071,321)	(4,071,321)

Comprehensive loss									$(2,146,066)

December 31, 2000	4,836	577,726	27,598	3,872,726	4,157,460	787,816	(211,889)	9,216,273
Net income					755,001			755,001	$755,001

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		767		18,431				19,198
Change in net accumulated unrealized gain on securities, net of tax									(120,721)
Cumulative effect of change in accounting principle, net of tax									(193,960)

Other comprehensive loss						(314,681)		(314,681)	(314,681)

Comprehensive income									$440,320

December 31, 2001	4,836	578,493	27,598	3,891,157	4,912,461	473,135	(211,889)	9,675,791
Net loss					(274,039)			(274,039)	$(274,039)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		846		26,611				27,457
Issuance of stock for settlement of FELINE PRIDES		18,738		631,261				649,999
Shares surrendered in connection with vesting of restricted stock							(448)	(448)
Change in net accumulated unrealized gain on securities, net of tax						(393,670)		(393,670)	(393,670)

Other comprehensive loss									(393,670)

Comprehensive loss									$(667,709)

December 31, 2002	$4,836	$598,077	$27,598	$4,549,029	$4,638,422	$79,465	$(212,337)	$9,685,090

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2002	2001	2000

	(Thousands of Dollars)
Cash flows from operating activities
Net income (loss)	$(274,039)	$755,001	$1,925,255
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,357,906	1,539,211	1,236,487
Loss on sale of cable systems	3,916	—	—
(Gain) loss on derivative instruments, net	(1,125,588)	211,963	—
Deferred income taxes	194,370	(306,814)	451,004
(Gain) loss on investments, net	1,317,158	(1,151,172)	(3,281,986)
Equity in net losses of affiliated companies	32,175	40,043	7,294
Minority interest, net of tax	37,272	71,147	63,227
Cumulative effect of change in accounting principle, net of tax	—	(717,090)	—
(Increase) decrease in accounts and notes receivable	52,918	848	(156,278)
(Increase) decrease in other assets	60,502	(40,324)	28,629
Increase (decrease) in accounts payable and accrued liabilities	99,805	(30,363)	204,009
Increase (decrease) in taxes payable	(161,197)	328,541	(231,631)
Other, net	177,641	97,777	60,237

Net cash provided by operating activities	1,772,839	798,768	306,247

Cash flows from investing activities
Capital expenditures	(1,932,416)	(2,205,451)	(2,188,168)
Investments in affiliated companies	(18,800)	(53,991)	(83,252)
Proceeds from the sale and exchange of investments	1,345,952	1,316,192	2,859,872
(Increase) decrease in amounts due from CEI	(7,864)	(7,437)	109,013
Proceeds (payments) for the sale (purchase) of cable systems	12,574	(1,495)	(2,777,717)
Other, net	(7,616)	(1,160)	3,235

Net cash used in investing activities	(608,170)	(953,342)	(2,077,017)

Cash flows from financing activities
Revolving credit and commercial paper borrowings (repayments), net	(727,384)	(801,385)	1,013,672
Proceeds from issuance of debt, net of debt issuance costs	985,546	1,405,887	2,539,747
Repayment of debt	(704,951)	(386,728)	(1,504,010)
Redemption of preferred securities of subsidiary trust	(502,610)	—	—
Proceeds from the exercise of stock options	24,291	10,595	21,954
Distributions paid on capital and preferred securities of subsidiary trusts	(47,764)	(75,955)	(82,260)
Repurchase of Class A common stock	—	—	(211,889)
Premium paid on repurchase of MOPPRS/CHEERS	(25,951)	—	—
Other, net	(24,002)	10,578	38,685

Net cash provided by (used in) financing activities	(1,022,825)	162,992	1,815,899

Net increase in cash	141,844	8,418	45,129
Cash at beginning of period	86,860	78,442	33,313

Cash at end of period	$228,704	$86,860	$78,442

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

      Cox Communications, Inc., an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc., is a multi-service broadband communications company serving approximately 6.5 million customers nationwide. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.

2.     Summary of Significant Accounting Policies and Other Items

Basis of Consolidation

      The consolidated financial statements include the accounts of Cox and all wholly-owned, majority-owned or controlled subsidiaries. All intercompany accounts and transactions among consolidated entities have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Plant and Equipment

      Plant and equipment are stated at cost less accumulated depreciation. Additions to cable plant generally include material, labor and indirect costs. Depreciation is computed using the straight-line method over estimated useful lives as follows: 20 years for buildings and building improvements; three to 12 years for cable systems; and three to 10 years for other plant and equipment. Depreciation expense was $1,357.2 million and $1,185.8 million for the years ended December 31, 2002 and 2001, respectively. Cox evaluates the depreciation periods of plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

      The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include all direct labor and materials as well as certain indirect costs. The amount of indirect costs that are capitalized, which include employee benefits, warehousing and transportation costs, are estimated based on historical construction costs. Cox performs semi-annual evaluations of these estimates and any changes to the estimates, which may be significant, are included prospectively in the period in which the evaluations are completed. Costs associated with subsequent installations of additional services are capitalized to the extent that they are incremental and directly attributable to the installation of expanded services; costs associated with subsequent disconnection and reconnecting services to existing customers are expensed as incurred.

      Expenditures for maintenance and repairs are charged to operating expense as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are presented as a component of depreciation expense.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

      Investments in affiliated entities are accounted for either under the equity method or are stated at cost depending on Cox’s ability to exercise significant influence over the operating and financial policies of the investee. Equity method investments are recorded at cost and adjusted periodically to recognize Cox’s proportionate share of the investee’s income or loss, additional contributions made and dividends received. When Cox’s cumulative proportionate share of loss exceeds the carrying amount of the equity method investment, application of the equity method is suspended and Cox’s proportionate share of the investees’ loss is not recognized unless Cox is committed to provide further financial support to the investee, including advances from Cox. Cox will resume application of the equity method when the investee becomes profitable and Cox’s proportionate share of the investees’ earnings equals its cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended. Investments stated at cost are adjusted for any known diminution in value determined to be other than temporary.

      Investments in publicly traded entities are classified as available-for-sale or trading under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at their fair value, with unrealized gains and losses resulting from changes in fair value of available-for-sale securities between measurement dates recognized as a component of accumulated other comprehensive income. Realized losses for any decline in market value of available-for-sale securities considered to be other than temporary are recognized in earnings. Realized gains and losses on investments sold or impaired are recognized using the first-in first-out method. Unrealized gains and losses resulting from changes in fair value of trading securities are recognized in earnings.

Intangible Assets

      On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. Cox evaluated its intangible assets and determined certain intangible assets to have indefinite useful lives. Accordingly, on January 1, 2002 Cox discontinued the amortization of intangible assets with indefinite lives, which consist primarily of franchise value. See Note 5. “Intangible Assets.” The standard also requires the completion of a transition impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of change in accounting principle. The adoption of SFAS No. 142 did not result in an impairment charge, as the fair value of Cox’s indefinite lived intangible assets were greater than their carrying value.

Valuation of Long-Lived Assets

      On January 1, 2002, Cox adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. Cox evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, Cox recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      Cox provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income taxes reflect the net tax effect on future years of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. Valuation allowances reduce deferred tax assets to an amount that represents management’s best estimate of such deferred tax assets that more likely than not will be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Debt Issuance Costs

      Costs associated with the refinancing and issuance of debt as well as debt discounts, if any, are deferred and expensed as interest over the term of the related debt agreement.

Revenue Recognition

      Cox accounts for the revenue, costs and expense related to residential cable services (i.e. video, data and telephony) as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Credit risk is managed by disconnecting services to customers who are delinquent.

      All other revenue is accounted for in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Revenue from advertising sales is recognized as the advertising is transmitted over Cox’s broadband network. Revenue derived from other sources, including commercial data and telephony, is recognized as services are provided, as persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable and collectability is reasonably assured.

Cost of Services

      Cost of services includes cable programming costs, other direct costs and field service costs. Other direct costs include costs that Cox incurs in conjunction with providing its residential, commercial and advertising services. Field service costs include costs associated with providing and maintaining Cox’s broadband network and customer care costs necessary to maintain its customer base.

Pension, Postretirement and Postemployment Benefits

      Cox provides defined pension benefits to substantially all employees based on years of service and compensation during those years. Cox provides certain health care and life insurance benefits to substantially all employees and retirees through certain CEI plans. Expense related to the CEI plans is allocated to Cox through the intercompany account. The amount of the allocations is based on actuarial determinations of the effect of Cox employees’ participation in the plans.

Stock Compensation Plans

      At December 31, 2002, Cox had two stock-based compensation plans for employees, a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP), which are more fully described in Note 13. “Stock Compensation Plans.” Cox accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP qualifies

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized for ESPP awards.

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if Cox had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended December 31

	2002	2001	2000

	(Thousands of Dollars, excluding per share data)
Net income (loss), as reported	$(274,039)	$755,001	$1,925,255
Add: Stock-based compensation, as reported	—	—	—
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(18,902)	(14,824)	(5,092)

Pro forma net income (loss)	$(292,941)	$740,177	$1,920,163
Earnings (loss) per share:
Basic earnings (loss) per share — as reported	$(0.45)	$1.26	$3.20
Basic earnings (loss) per share — pro forma	(0.48)	1.23	3.19

Diluted earnings (loss) per share — as reported	$(0.45)	$1.24	$3.16
Diluted earnings (loss) per share — pro forma	(0.48)	1.22	3.16

Earnings Per Share

      Cox computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing income from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner, but also includes the dilutive effect of common stock equivalents and other financial instruments that are convertible or exercisable for Cox Class A common stock as further described in Note 14. “Shareholders’ Equity.”

Derivative Financial Instruments

      Cox accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective for Cox on January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. See Note 10. “Derivative Instruments and Hedging Activities.”

      Cox does not hold or issue derivative instruments for trading purposes and is not a party to leveraged instruments. From time to time, however, Cox uses derivative instruments to manage its exposure to changes in the fair value of certain of its assets or liabilities or to manage its exposure to changes in interest rates or equity prices. These derivative instruments are designated and accounted for by Cox as hedges of the underlying exposure being managed, as prescribed by SFAS No. 133. In addition, upon adoption of SFAS No. 133, certain of Cox’s debt instruments and investments contained embedded or freestanding derivatives, as defined. Cox has not designated these embedded and freestanding derivatives as hedges under SFAS No. 133 and, as such, changes in their fair value are being recognized in earnings as derivative gains or losses.

      The credit risks associated with Cox’s derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although Cox may be exposed to

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses in the event of nonperformance by the counterparties, Cox does not expect such losses, if any, to be significant.

Recently Issued Accounting Pronouncements

      On January 1, 2002, Cox adopted the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which specifies that the collection and payment of certain fees must be presented on a gross basis, as revenue and expense, rather than on a net basis. Retroactive application of this standard was required. Accordingly, collection and payment of fees by Cox, primarily franchise fees, have been reclassified on a gross basis for all periods presented herein to conform to this new guidance. Approximately $196.2 million, $186.2 million and $166.8 million have been classified to revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

      On January 1, 2003, Cox adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on Cox’s financial position or results of operations.

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. Cox adopted SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on Cox’s financial position and results of operations.

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

      In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. Cox is currently assessing the impact of the initial recognition and measurement provisions of this interpretation on its consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. The interpretation is effective for

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first interim or annual reporting period beginning after June 15, 2003. Cox has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN No. 46.

Reclassifications

      Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified for comparative purposes with 2002.

3.     Cash Management System

      Cox participates in CEI’s cash management program, whereby CEI transfers funds from Cox’s depository accounts and transfers funds to financial institutions upon daily notification of checks presented for payment. Book overdrafts of $66.8 million and $90.7 million existed at December 31, 2002 and 2001, respectively, as a result of checks outstanding. These book overdrafts are reclassified as accounts payable and are considered financing activities in the Consolidated Statements of Cash Flows.

4.     Acquisitions and Exchanges of Businesses

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

      The purchase price of each of the acquisitions was allocated to the assets purchased and liabilities assumed based on their estimated fair market value at the date of acquisition in accordance with APB Opinion No. 16, Business Combinations. The purchase price allocations of each acquisition are finalized as independent appraisals of certain tangible and intangible assets acquired are received. The excess of purchase price over the fair value of net assets acquired has been recorded as franchise value.

5.     Intangible Assets

      Cox constructs and operates its cable systems under non-exclusive cable franchises that are granted by state or local governmental authorities for varying lengths of time. As of December 31, 2002, Cox held approximately 851 franchises in areas located throughout the United States. Cox obtained these franchises primarily through acquisitions of cable systems accounted for as purchase business combinations. These acquisitions have primarily been for the purpose of acquiring existing franchises and related infrastructure and, as such, the primary asset acquired by Cox has historically been cable franchises.

      On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also requires the completion of a transitional impairment test with any resulting impairment identified treated as a cumulative effect of a change in accounting principle.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to the adoption of SFAS No. 142, Cox described the excess purchase price over the fair value of the identified net assets acquired associated with its acquisitions as either goodwill or franchise value and amortized these assets over 40 years. Cox believes that the franchises, although contractually non-exclusive, provide economic exclusivity for broadband video services to an incumbent cable operator. Accordingly, Cox does not believe it has any goodwill separate and distinct from the value of its cable franchises, and, as such, the nature of the recorded excess purchase price associated with Cox’s acquisitions is more appropriately characterized as franchise value. Therefore, in connection with the adoption of SFAS No. 142, Cox reclassified the net carrying value of its goodwill of $3.7 billion to franchise value in order to eliminate the distinction between these two assets. In connection with this reclassification, Cox recorded an additional deferred tax liability and a corresponding increase to franchise value of $2.2 billion, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, related to the difference in the tax basis compared to the book basis of franchise value. This reclassification, including the related deferred taxes, was not reflected in Cox’s consolidated balance sheet until December 31, 2002. Accordingly, the previous quarterly amounts in 2002 related to these items are not comparable. The reclassification and the related deferred tax effects had no impact on Cox’s consolidated statements of operations.

      In addition, Cox assessed the expected useful life of each of its cable franchises upon adoption of SFAS No. 142, and concluded that all of its cable franchises have an indefinite useful life. Accordingly, Cox ceased amortizing its franchise value effective January 1, 2002. Cox reached its conclusion regarding the indefinite useful life of its cable franchises principally because (i) there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these rights will continue to contribute to Cox’s cash flows (ii) Cox has never had a cable franchise right revoked, and has never been denied a franchise renewal (iii) as an incumbent franchisee, Cox’s renewal applications are granted by the local franchising authority on their own merits and not as part of a comparative process with competing applications and (iv) under the 1984 Cable Act, a local franchising authority may not unreasonably withhold the renewal of a cable system franchise. Cox will continue to reevaluate the expected life of its cable franchise rights each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

      In connection with the adoption of SFAS No. 142, Cox completed a transitional impairment test of its franchise value as of January 1, 2002. Based on the guidance prescribed in EITF Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, Cox determined that the unit of accounting for testing franchise value for impairment resides at the cable system cluster level, consistent with Cox’s management of its business as geographic clusters. Cox assesses franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measures the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. Upon adoption of SFAS No. 142, Cox determined that no impairment of franchise value intangible assets existed as of January 1, 2002. When Cox completes its next annual impairment test as of January 1, 2003, Cox will, when measuring the fair value of the cable system cluster’s other net assets, consider the guidance contained in EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002. Cox anticipates that consideration of the guidance in EITF Issue No. 02-17, whereby Cox will consider assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets will result in a non-cash impairment charge as of January 1, 2003, and such charge may be significant.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had Cox been accounting for intangible assets under SFAS No. 142 for all periods presented, Cox’s reported income (loss) before cumulative effect in change in accounting principle, net income (loss) and net income (loss) per share would have been as follows:

	Year Ended December 31

	2002	2001	2000

	(Thousands of Dollars,
	excluding per share data)
Reported income (loss) before cumulative effect of change in accounting principle	$(274,039)	$37,911	$1,925,255
Franchise value amortization, net of tax	—	250,214	256,397

Adjusted income (loss) before cumulative effect of change in accounting principle	(274,039)	288,125	2,181,652
Cumulative effect of change in accounting principle	—	717,090	—

Adjusted net income (loss)	$(274,039)	$1,005,215	$2,181,652

Basic net income (loss) per share:
Reported income (loss) before cumulative effect of change in accounting principle	$(0.45)	$0.06	$3.20
Add back franchise value amortization, net of tax	—	0.42	0.42

Adjusted income (loss) before cumulative effect of change in accounting principle	(0.45)	0.48	3.62
Cumulative effect of change in accounting principle	—	1.20	—

Adjusted basic net income (loss) per share	$(0.45)	$1.68	$3.62

Diluted net income (loss) per share:
Reported income (loss) before cumulative effect of change in accounting principle	$(0.45)	$0.06	$3.16
Add back franchise value amortization, net of tax	—	0.41	0.42

Adjusted income (loss) before cumulative effect of change in accounting principle	(0.45)	0.47	3.58
Cumulative effect of change in accounting principle	—	1.18	—

Adjusted diluted net income (loss) per share	$(0.45)	$1.65	$3.58

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cox’s other intangible assets that have a finite useful life are comprised primarily of non-compete agreements, contractual rights and cable franchise renewal costs. These other intangible assets are amortized on a straight-line basis over the term of the related agreement. Cox evaluates the useful lives of its finite lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.

      Summarized below are the carrying value and accumulated amortization of intangible assets that will continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets, which will no longer be amortized:

	December 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(Thousands of Dollars)
Intangible assets subject to amortization	$47,095	$15,788	$31,307	$34,027	$15,184	$18,843
Franchise value			$15,692,981			$13,492,051

Total intangible assets			$15,724,288			$13,510,894 (a)

(a)	Includes $3.7 billion net carrying amount of goodwill that was reclassified to franchise value in 2002.

      Aggregate intangible asset amortization expense was $0.7 million for the year ended December 31, 2002. Cox estimates amortization expense to be $3.0 million in 2003, $2.8 million in 2004, $2.5 million in 2005, $2.5 million in 2006 and $2.4 million in 2007, primarily related to contractual rights and other agreements. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

6.     Investments

	December 31

	2002	2001

	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$262,939	$2,903,062
Trading securities	85,410	475,995
Derivative instruments	6,137	90,494
Equity and other	42,949	45,682

Total Investments	$397,435	$3,515,233

Investments Stated at Fair Value

      The aggregate cost of Cox’s investments stated at fair value at December 31, 2002 and 2001 was $175.0 million and $2,326.0 million, respectively. Gross unrealized gains and losses on investments were $129.6 million and $0.4 million, respectively, at December 31, 2002 and $843.3 million and $76.6 million, respectively, at December 31, 2001. Gross realized gains and losses on investments were $112.0 million and $1,429.1 million, respectively, for the year ended December 31, 2002; $1,339.2 million and $188.0 million, respectively, for the year ended December 31, 2001; and $3,306.9 million and $24.9 million, respectively, for the year ended December 31, 2000.

      Sprint PCS. Sprint Corporation offers personal communications services through its PCS group. In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sprint PCS common stock — Series 2. In contemplation of this transaction, Cox recognized a $239.3 million pre-tax gain associated with a one-time reclassification of the 19.5 million shares of Cox’s investment in Sprint PCS common stock from available-for-sale securities to trading securities upon adoption of SFAS No. 133. For a further discussion, see Note 8. “Debt” and Note 10. “Derivative Instruments and Hedging Activities.”

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

      In February and March 2002, Cox terminated its series of costless equity collar arrangements, which managed its exposure to market price fluctuations of 15.8 million shares of Sprint PCS common stock, for aggregate proceeds of approximately $151.6 million and recognized an aggregate pre-tax derivative gain of approximately $168.9 million. In connection with the terminations, Cox also sold the 15.8 million shares of Sprint PCS common stock covered by the collar arrangements for aggregate net proceeds of approximately $155.9 million. In addition, Cox sold 9.4 million shares of Sprint PCS common stock that were not covered by the collar arrangements for aggregate net proceeds of approximately $82.8 million. Cox recognized an aggregate pre-tax gain of $32.8 million on the sale of these shares.

      Cox recognized an aggregate pre-tax investment loss of $390.6 million during 2002 and an aggregate pre-tax investment gain of $77.4 million during 2001 as a result of the change in market value of its investment in shares of Sprint PCS common stock classified as trading. In addition, during 2002, Cox recorded an aggregate pre-tax impairment charge of approximately $795.7 million on its investment in shares of Sprint PCS common stock classified as available-for-sale as a result of a decline in market value that was considered other than temporary. This charge is included in net gain (loss) on investments in Cox’s Consolidated Statement of Operations.

      At December 31, 2002, Cox’s investment in Sprint PCS was comprised of 66.7 million shares of Sprint PCS common stock, and warrants and convertible preferred stock which are exercisable for, or convertible into, approximately 10.3 million shares of Sprint PCS common stock. Of the shares of Sprint PCS common stock owned by Cox, approximately 47.2 million shares are identified with Cox’s exchangeable subordinated debentures, the PRIZES, Premium PHONES and Discount Debentures, and 19.5 million are pledged in connection with Cox’s prepaid forward contracts to sell up to 19.5 million shares of Sprint PCS common stock. The estimated fair value of Cox’s investment in Sprint PCS was $349.2 million and $2,444.3 million at December 31, 2002 and December 31, 2001, respectively.

      All Sprint PCS share information reflects a two-for-one stock dividend paid by Sprint in February 2000.

      Flextech plc. In March 2000, Cox sold its entire interest in Flextech, an English publicly held programming company, for proceeds of $522.3 million and recognized a pre-tax gain of $318.9 million.

      Excite@Home. Excite@Home was both an Internet service provider and supplier of comprehensive Internet navigation services. In August 2000, Cox consummated an agreement with Excite@Home and AT&T Corp. pursuant to which the ownership, voting control and management of Excite@Home were restructured. In addition, as part of this agreement, Cox agreed to extend its distribution of certain Excite@Home services through June 2006, subject to certain termination rights. Pursuant to this agreement, Cox was entitled to warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems passed as of March 28, 2000, subject to adjustment under certain circumstances. In connection with the consummation of this agreement, Cox recognized a pre-tax gain of approximately $990.5 million in 2000, which was included in gain (loss) on investments in Cox’s consolidated statement of operations.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cox also received the right, under certain circumstances, to sell its shares in Excite@Home to AT&T, with a maximum amount payable to Cox of approximately $1.4 billion in cash or shares of AT&T common stock, as elected by Cox. In January 2001, Cox exercised its right to sell Excite@Home shares to AT&T. After further discussion, in May 2001, AT&T issued 75.0 million shares of AT&T common stock to Cox, Cox retained its common stock and Cox’s right to sell its Excite@Home shares to AT&T was deemed satisfied in full. Cox recognized a $307.4 million pre-tax gain in the second quarter of 2001 associated with the deemed satisfaction of the right-to-sell agreement.

      In September 2001, Excite@Home, Cox’s primary high-speed Internet provider at that time, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequently, Cox and Excite@Home entered into two separate agreements so that Cox would continue to receive high-speed Internet access services from Excite@Home for existing and new customers through February 28, 2002 and so that Excite@Home would provide minimal services to Cox related to the transition of Cox’s customers to Cox High Speed Internet service. Pursuant to one of these agreements, Cox paid Excite@Home $160.0 million. Of this amount, approximately $150.2 million was recognized in 2001 in Cox’s Consolidated Statement of Operations and approximately $9.8 million was attributable to services provided in 2002. In February 2002, Cox completed the transition of its customers from Excite@Home’s high-speed Internet access service to Cox High Speed Internet service.

      AT&T and AT&T Wireless Services, Inc. AT&T provides voice, video and data communications to businesses, consumers and government agencies. AT&T Wireless provides wireless voice and data services to consumers and businesses. In May 2001, Cox completed a private placement of 25.0 million shares of its AT&T common stock for net proceeds of $525.5 million, which approximated the fair value of these shares. In addition, Cox tendered 15.0 million shares of AT&T common stock for approximately 17.6 million shares of AT&T Wireless common stock in a registered exchange offer and recognized a nominal pre-tax loss. In July 2001, Cox received a stock dividend from AT&T of approximately 11.3 million shares of AT&T Wireless common stock as a result of AT&T’s split-off of AT&T Wireless. During 2001, Cox sold 5.0 million shares of AT&T Wireless common stock in open-market transactions for net proceeds of approximately $83.1 million and recognized a nominal pre-tax loss.

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

      In February and March 2002, Cox terminated its costless equity collar arrangements which managed its exposure to market price fluctuations of 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock for aggregate proceeds of approximately $112.8 million and recognized an aggregate pre-tax derivative gain of $99.9 million. In connection with the terminations, Cox also sold the 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock covered by these collar arrangements for aggregate net proceeds of approximately $527.0 million. In addition, Cox sold 12.5 million shares of AT&T common stock and 6.7 million shares of AT&T Wireless common stock that were not covered by collar arrangements for aggregate net proceeds of approximately $263.8 million. Cox recognized an aggregate pre-tax loss of $170.1 million on the sale of these shares.

      As a result of these transactions, Cox no longer holds any shares of AT&T common stock or AT&T Wireless common stock. Cox had accounted for its interests in AT&T and AT&T Wireless common stock at fair value as available-for-sale securities. At December 31, 2001, the estimated fair value of Cox’s interests in AT&T and AT&T Wireless were approximately $634.9 million and $343.5 million, respectively. AT&T

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wireless share information reflects the redemption and exchange of AT&T Wireless Group tracking stock for AT&T Wireless common stock as part of the AT&T Wireless split-off from AT&T in July 2001.

      In March 2000, Cox exchanged 50.3 million shares of AT&T common stock previously held by Cox for the stock of AT&T subsidiaries that own certain cable systems and recognized a pre-tax gain of $775.9 million. See Note 4. “Acquisitions and Exchanges of Businesses.”

      Motorola, Inc. Motorola provides integrated communications solutions and embedded electronic solutions, including end-to-end systems for the delivery of interactive digital video, voice and high-speed data solutions for broadband operators. In June 2002, Cox sold its remaining 1.7 million shares of Motorola common stock for aggregate net proceeds of approximately $24.5 million and recognized an aggregate pre-tax loss of $1.5 million. Cox acquired the shares of Motorola common stock through the exercise of warrants in June 2000 and June 2001.

Equity Method Investments

      Discovery Communications, Inc. The principal businesses of Discovery are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe and the retail businesses of Discovery.com. In 2000, Cox ceased applying the equity method on its investment in Discovery as Cox’s cumulative proportionate share of equity in net losses exceeded the carrying amount of the investment. In 2001, Cox funded Discovery with an additional contribution of $23.9 million, however, since previously unrecognized equity in net losses exceeded the amount of the additional funding, Cox recognized equity in net losses on its investment in Discovery of $23.9 million. In September 2002, Cox received a $27.1 million partial return on its investment from Discovery. Since Cox’s carrying value of its investment in Discovery had been reduced to zero, this resulted in a pre-tax gain of $27.1 million.

      Outdoor Life/Speedvision. In July 2001, Cox sold its equity interests in Outdoor Life Network L.L.C., Speedvision Network, L.L.C. and Cable Network Services, L.L.C. to Fox Sports, L.L.C. and Fox Sports CNS, L.L.C. for an aggregate cash purchase price of $439.7 million and recognized a pre-tax gain of $436.1 million.

      Summarized combined financial information for all equity method investments and Cox’s proportionate share (determined using Cox’s ownership interest in each investment) for 2002, 2001 and 2000 is as follows:

	Combined Financial Information			Cox’s Proportionate Share
	Year Ended December 31			Year Ended December 31

	2002	2001	2000	2002	2001	2000

	(Thousands of Dollars)
Revenues	$2,069,282	$1,940,486	$1,917,649	$477,294	$494,591	$494,137
Operating income(loss)	(182,194)	(139,236)	210,339	(48,967)	(38,791)	49,958
Net loss	(196,479)	(184,127)	(221,894)	(49,341)	(50,106)	(56,930)

	Combined Financial Information
	December 31

	2002	2001

	(Thousands of Dollars)
Current assets	$702,293	$664,892
Noncurrent assets	2,762,644	2,853,576
Current liabilities	893,331	733,566
Noncurrent liabilities	3,405,987	3,418,179

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cox’s proportionate share of the net losses stated above is not equal to the equity in net losses of affiliated companies as reported in the Consolidated Statements of Operations primarily due to discontinuing the application of equity method accounting for certain investments when aggregate net losses from the investments have exceeded their carrying value and amortization of other expenses.

      The investment balance at December 31, 2001 included advances to affiliated companies of $1.5 million in the form of interest-bearing long-term notes receivable, which were repaid in 2002. Interest income recognized on notes receivable was $0.1 million, $3.1 million and $4.0 million in 2002, 2001 and 2000, respectively.

Other

      Cox has several other fair value, equity and cost method investments that are not, individually or in the aggregate, significant in relation to the Consolidated Balance Sheets at December 31, 2002 and 2001.

7.     Income Taxes

      Current and deferred income tax expenses (benefits) are as follows:

	Year Ended December 31

	2002	2001	2000

	(Thousands of Dollars)
Current
Federal	$(324,171)	$408,770	$381,276
State	4,515	(7,917)	44,751

Total current	(319,656)	400,853	426,027

Deferred
Federal	183,059	(199,731)	362,498
State	11,311	(107,083)	88,506

Total deferred	194,370	(306,814)	451,004

Net income tax expense (benefit)	$(125,286)	$94,039	$877,031

      The difference between net income tax expense and income taxes expected at the U.S. statutory federal income tax rate of 35% are as indicated below:

	Year Ended December 31

	2002	2001	2000

	(Thousands of Dollars)
Federal tax expense at statutory rates on income before income taxes	$(126,719)	$71,087	$1,005,240
State income taxes (benefit), net of federal benefit	10,288	(8,593)	86,617
Dividends received deduction	(7,083)	(407)	(3,125)
Amortization of acquisition adjustments	—	33,575	33,377
Gain on exchange of cable system	—	—	(271,567)
Other, net	(1,772)	(1,623)	26,489

Net income tax expense (benefit)	$(125,286)	$94,039	$877,031

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of Cox’s net deferred tax liability are as follows:

	December 31

	2002	2001

	(Thousands of Dollars)
Plant and equipment	$(1,138,701)	$(848,329)
Intangible assets	(4,660,872)	(2,352,507)
Investments	(345,138)	(954,514)
Derivative instruments	(592,829)	(326,750)
Other, net	(2,905)	(56,188)

	(6,740,445)	(4,538,288)
Less current portion	10,190	1,773

Net deferred tax liability	$(6,750,635)	$(4,540,061)

      Cox is currently subject to various federal and state income tax return audits. Cox does not believe that current income tax audits will have a material impact on its financial statements.

8.     Debt

	December 31

	2002	2001

	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	—	727,384
Medium-term notes	391,274	391,183
Notes and debentures	5,352,489	4,939,985
Exchangeable Subordinated Debentures due November 15, 2029	671,809	981,283
Exchangeable Subordinated Debentures due March 14, 2030	122,346	151,823
Exchangeable Subordinated Discount Debentures due April 19, 2020	501,915	696,391
Zero coupon debt	41,377	373,532
Capitalized lease obligations	219,217	140,866
Other	15,570	15,228

	7,315,997	8,417,675
Less current portion	393,040	43,741

Total long-term debt	$6,922,957	$8,373,934

      The exchangeable subordinated debentures and zero-coupon debt are presented net of certain embedded derivative instruments. See Note 10. “Derivative Instruments and Hedging Activities” for a more detailed discussion.

Revolving Credit Agreements

      Cox has a $1.1 billion 364-day credit agreement available through June 27, 2003 and a $0.9 billion 5-year credit agreement available through September 26, 2005. The 364-day credit agreement has a “term-out” feature that allows Cox to extend the maturity of its 364-day credit agreement for an additional two years at maturity. At Cox’s election, the interest rate on these credit agreements is based on London Interbank Offered Rate (LIBOR), the certificate of deposit rate plus varying percentages or an alternate base rate. These credit

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements also impose a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow, a measure of performance not calculated in accordance with accounting principles generally accepted in the United States of America, and a utilization fee based on the level of borrowings. Cox had no borrowings outstanding under either credit agreement at December 31, 2002 and 2001.

Commercial Paper

      Cox had no commercial paper outstanding at December 31, 2002, and approximately $0.7 billion of commercial paper at December 31, 2001, which was repaid in the first quarter of 2002. The weighted-average interest rate for outstanding commercial paper was 5.4% for the year ended December 31, 2001. In the first quarter of 2003, Cox issued approximately $149.4 million of commercial paper to partially fund the convertible senior note repurchase, as described below under the caption “Notes and Debentures.” Cox’s commercial paper is backed by amounts available under its revolving credit agreements.

Medium-Term Notes

      At December 31, 2002 and 2001, Cox had outstanding borrowings under several fixed rate medium-term notes due in varying amounts through 2028 that pay interest in cash at fixed rates ranging from 6.7% to 7.2% per annum.

Notes and Debentures

      Cox had outstanding borrowings under several fixed-rate notes and debentures of approximately $5.4 billion and $5.1 billion at December 31, 2002 and 2001, respectively. The fixed-rate notes and debentures are due in varying amounts through 2033 and pay interest in cash at rates ranging from 6.15% to 7.875% per annum. Also included in notes and debentures are Cox’s convertible senior notes due 2021, as described below. Cox also had an outstanding borrowing under a floating rate note, as described below, of approximately $206.3 million at December 31, 2001 that was repurchased in 2002.

      2003 Issuances and Repayments. In accordance with the terms of the indenture governing Cox’s convertible senior notes due 2021, Cox became obligated to purchase for cash convertible notes tendered and not withdrawn before the close of business on February 24, 2003. Cox repurchased $422.7 million aggregate principal amount at maturity of the convertible notes that had been properly tendered and not withdrawn, for aggregate cash consideration of $304.2 million, which represented the accreted value of the repurchased notes. As a result, $19.0 million of the original $770.8 million aggregate principal amount at maturity of Cox’s convertible notes remain outstanding.

      During 2003, a series of debt securities due 2033, representing $250.0 million aggregate principal amount, is subject to remarketing. If the remarketing occurs, the maturity date will remain August 1, 2033. If the remarketing does not occur, Cox will be required to redeem such securities, and may pay a premium to the remarketing dealer. Cox intends to refinance such securities with the issuance of new debt or use of capacity from existing credit facilities. As a result, the debt securities are included in long-term debt.

      2002 Issuances and Repayments. In accordance with the terms of the indenture governing Cox’s convertible senior notes due 2021, Cox became obligated to purchase for cash convertible notes tendered and not withdrawn before the close of business on February 22, 2002. Cox repurchased $329.1 million aggregate principal amount at maturity of the convertible notes that had been properly tendered and not withdrawn, for aggregate cash consideration of $232.8 million, which represented the accreted value of the repurchased notes. In addition, Cox made an aggregate cash payment of $7.5 million to the remaining holders of the convertible notes who elected not to require Cox to repurchase their notes.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On November 7, 2002, Cox’s $200.0 million aggregate principal amount of Floating Rate MOPPRS/CHEERS was subject to mandatory tender to the remarketing dealers. However, the remarketing dealers did not elect to remarket the MOPPRS/CHEERS, and Cox repurchased the MOPPRS/CHEERS on November 7, 2002. The total aggregate consideration paid to repurchase the MOPPRS/CHEERS was $227.2 million, which amount included the remarketing option value paid to the remarketing dealers and accrued interest paid to the holders. Accordingly, Cox recognized a pre-tax extinguishment loss, classified as a component of interest expense, of $27.2 million upon settlement of these securities.

      Also in November 2002, Cox repaid its $200.0 million aggregate principal amount of 6.5% senior notes due November 15, 2002 upon their maturity.

      2001 Issuances and Repayments. In February 2001, Cox privately placed $685.0 million aggregate principal amount at maturity of its convertible senior notes due 2021 for proceeds of $466.6 million, net of an original issue discount of $208.9 million and commissions. In March 2001, Cox privately placed an additional $85.8 million aggregate principal amount at maturity of the convertible notes upon the partial exercise of the initial purchasers’ over-allotment option. Cox received additional proceeds of $58.5 million, net of commissions, original issue discount and cash interest accrued since February 2001. The convertible notes are convertible at the option of the holders at any time prior to maturity, and upon conversion, Cox may deliver, at its option, 11.8135 shares of Cox Class A common stock per $1,000 principal amount at maturity or the cash equivalent thereof. The convertible notes pay interest in cash on a semi-annual basis at a rate of 0.348% per annum on the principal amount at maturity. Accretion of the original issue discount plus the semi-annual cash interest payments represents a yield to maturity of 2.25%. In April 2001, Cox filed a registration statement on Form S-3 to register the resale of its convertible senior notes due 2021 and the shares of Class A common stock issuable upon conversion by the holders thereof. This registration statement was declared effective by the Securities and Exchange Commission in July 2001.

      In March 2001, Cox issued a series of 6.75% senior notes due March 15, 2011 with an aggregate principal amount of $500.0 million, less offering costs and underwriting commissions of $3.3 million, in a registered public offering. The 6.75% senior notes are unsecured and rank equally with Cox’s other senior unsecured indebtedness. In addition, the 6.75% senior notes may be redeemed by Cox in whole or in part at any time prior to maturity at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium, if any. Interest is payable on a semi-annual basis beginning September 15, 2001.

      In August 2001, Cox’s 7.0% notes due August 16, 2001 matured, and Cox repaid the $300.0 million aggregate principal amount of such notes.

Exchangeable Subordinated Debentures

      Exchangeable Subordinated Debentures due November 15, 2029. In November 1999, Cox issued 14,375,000 PRIZES in a registered public offering for aggregate net proceeds of approximately $1.3 billion, less offering costs and underwriting commissions of approximately $35.0 million. Interest on the PRIZES is payable quarterly, and as of November 15, 2002, the rate decreased from 7.75% to 2% per year on the original principal amount in accordance with the terms of the PRIZES. The original principal amount of each PRIZES is indexed to the trading price of Sprint PCS common stock. The number of shares of Sprint PCS common stock attributable to each PRIZES is two shares.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The payment upon maturity of the PRIZES will be the maximum of either the aggregate principal amount or the current market value of the number of reference shares attributable to each PRIZES, plus a final period distribution premium, as defined. Prior to maturity, the PRIZES are exchangeable at the holders’ option at any time for an amount of cash equal to the current market value of the number of reference shares attributable to each PRIZES, subject to adjustment under certain circumstances.

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

      The Premium PHONES can be exchanged by the holder based on the market value of the underlying shares for, at Cox’s election, cash, shares of Sprint PCS common stock or a combination of both. In addition, on or after March 17, 2004, Cox may redeem the Premium PHONES for cash based on the maximum of either the aggregate principal amount or the current market value of the underlying shares, plus accrued and unpaid interest and a final period distribution premium, as defined.

      At maturity, holders of the Premium PHONES are entitled to receive cash, equal to the maximum of either the aggregate principal amount or the then exchange market value of the underlying shares plus accrued and unpaid interest and a final period distribution, as defined.

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

      The Discount Debentures can be exchanged by the holder based on the market value of the underlying shares for, at Cox’s election, cash, shares of Sprint PCS common stock or a combination of both. The holders may also require Cox to repurchase these securities on April 19, 2005, April 19, 2010 and April 19, 2015 at a purchase price equal to the adjusted principal amount, as defined, plus any accrued and unpaid cash interest. Cox may pay in cash, shares of Sprint PCS common stock or a combination of both.

      On or after April 19, 2005, Cox may redeem some or all of the Discount Debentures for cash at a redemption price per debenture equal to the adjusted principal amount, plus any accrued and unpaid cash interest.

      The PRIZES, Premium PHONES and Discount Debentures are unsecured, subordinated obligations, ranking junior in right of payment to all of Cox’s existing and future senior indebtedness. These instruments are accounted for as derivative instruments pursuant to SFAS No. 133. See Note 10. “Derivative Instruments and Hedging Activities” for more information.

Zero-Coupon Debt

      In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock with an aggregate fair value as of the respective trade dates of $502.0 million for proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. These contracts mature at various dates between 2004 and 2006 and, at Cox’s election, can be settled in cash or shares of Sprint PCS common stock. Cox has accounted for these contracts as zero-coupon debt instruments and is accreting the $112.6 million original issue discount through the respective contract maturity dates using the

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective interest method. Embedded in each of the contracts is an equity collar agreement, which will allow Cox to manage its exposure to fluctuations in the fair value of the Sprint PCS common stock through the contract maturity dates. The equity collar agreements embedded in the contracts are being accounted for as derivative instruments in accordance with the requirements of SFAS No. 133, and the change in fair value of these derivatives between measurement dates is recognized through earnings. See Note 10. “Derivative Instruments and Hedging Activities.”

Interest Rate Swaps

      Cox utilizes interest rate swap agreements to manage its exposure to changes in interest rates associated with certain of its fixed-rate debt obligations whereby these fixed-rate debt obligations are effectively converted into floating-rate debt obligations. The variable rates with respect to Cox’s interest rate swaps are adjusted quarterly or semi-annually based on London Interbank Offered Rates. The notional amounts with respect to the interest rate swaps do not quantify risk, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties; however, Cox does not anticipate nonperformance by the counterparties. For a further discussion regarding Cox’s accounting for interest rate swaps, see Note 10. “Derivative Instruments and Hedging Activities.”

      The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swaps at December 31, 2002 and 2001:

	December 31

	2002	2001

Notional amount (in thousands)	$1,150,000	$1,150,000
Weighted average fixed interest rate received	7.38%	7.38%
Weighted average floating interest rate paid	3.10%	4.84%
Maturity	2004 – 2006	2004 – 2006

      As a result of the settlements under these agreements, interest expense was reduced by $48.3 million and $22.1 million during the years ended December 31, 2002 and 2001, respectively.

      In March 2003, Cox entered into two new interest rate swap agreements expiring on August 1, 2008 with a notional amount of $100.0 million each to convert $200.0 million of fixed rate senior debt securities to a floating rate. The swaps have been designated as fair value hedges, as defined in SFAS No. 133, of the underlying debt securities.

Maturities

      Maturities of long-term debt for each of the five years subsequent to December 31, 2002 and thereafter, are $88.8 million, $694.9 million, $578.0 million, $654.3 million, $12.9 million and $7,866.4 million, respectively. Included in the maturities of long-term debt are obligations under capital leases of $61.8 million, $52.6 million, $35.7 million, $22.0 million, $12.9 million for each of the five years subsequent to December 31, 2002, respectively, and $34.2 million thereafter. The maturities of long-term debt represent future contractual obligations and are reported gross of any related discounts, premiums and other adjustments, such as embedded derivatives, necessary to comply with accounting principles generally accepted in the U.S. These amounts are classified as a contra account within debt and were approximately $2,579.4 million at December 31, 2002. Certain debt obligations are subject to remarketing prior to maturity, subject to repurchase prior to maturity or may be settled with shares of Sprint PCS common stock upon exchange.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Covenants

      Certain of Cox’s debt instruments and credit agreements contain covenants which, among other provisions, contain certain restrictions on the payment of dividends and the repurchase of capital stock. Certain of these agreements contain financial covenants that require certain leverage ratios and interest coverage (as defined in the covenants) be maintained. Compliance with these ratios limits Cox’s ability to incur unlimited indebtedness. Cox was in compliance with all financial covenants for all periods presented.

9.     Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts

FELINE PRIDES

      Cox Trust II (the Trust), a statutory business trust formed under the laws of the State of Delaware and a consolidated subsidiary of Cox, issued 13 million FELINE PRIDES and 1.3 million Trust capital securities in August 1999 for aggregate proceeds of $650.0 million, less offering costs of $19.5 million. The Trust invested the proceeds in 7% Senior Debentures due 2004 (the Debentures) issued by Cox, which represented the sole assets of the Trust. The obligations of the Trust related to the FELINE PRIDES and the Trust capital securities were guaranteed by Cox.

      The FELINE PRIDES consisted of 11.7 million Income PRIDES and 1.3 million Growth PRIDES. Each Income PRIDES consisted of a capital security of the Trust and a forward purchase contract under which the holder was required to purchase Class A common stock from Cox on August 16, 2002. The Trust capital securities forming a part of the Income PRIDES and the stand-alone Trust capital securities paid interest, in the form of distributions, at an annual rate of 7% payable in cash on a quarterly basis. Each Growth PRIDES consisted of a 5% undivided beneficial ownership interest in a zero-coupon U.S. Treasury security, with a principal amount at maturity equal to $1,000, and a forward purchase contract under which the holder was required to purchase Class A common stock from Cox on August 16, 2002. The forward purchase contracts forming a part of the Growth PRIDES entitled the holders to unsecured contract adjustment payments of .25% of $50 per year payable in cash on a quarterly basis. The zero-coupon U.S. Treasury securities were pledged to Cox to secure the holders’ obligations under the forward purchase contracts forming a part of the Growth PRIDES. The forward purchase contracts forming a part of the Income and Growth PRIDES required the holder to purchase a minimum of 1.1962 shares and a maximum of 1.4414 shares of Cox Class A common stock per forward purchase contract depending upon the average closing price per share of Cox’s Class A common stock for a 20 consecutive day period ending on the third trading day immediately preceding August 16, 2002.

      On August 16, 2002, Cox issued approximately 18.7 million shares of Cox Class A common stock to holders of its Income PRIDES and Growth PRIDES in settlement of such holders’ underlying obligation to purchase Cox Class A common stock. Also on August 16, 2002, Cox retained approximately $590.4 million aggregate principal amount (out of the original $650.0 million aggregate principal amount) of the Debentures securing the purchase contract obligations of the Income PRIDES holders in full satisfaction of such holders’ obligations to purchase Cox Class A common stock. On September 3, 2002, Cox repurchased approximately $58.6 million of the remaining Debentures, funded primarily with the proceeds from maturing Treasury securities received upon settlement of the Growth PRIDES. After such repurchase, approximately $1.0 million aggregate principal amount of the Debentures remains outstanding. The reset interest rate, effective August 16, 2002, for the remaining Debentures is 4.05%. As a result of the foregoing, approximately $650.0 million previously classified as Cox-obligated capital securities of subsidiary trusts attributable to the FELINE PRIDES has been settled with the issuance of Cox Class A common stock. Additionally, Cox wrote off approximately $7.9 million of unamortized issuance costs upon settlement.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RHINOS

      Cox RHINOS Trust (the RHINOS Trust), a statutory business trust formed under the laws of the State of Delaware and a consolidated subsidiary of Cox, issued 500,000 RHINOS to a special purpose entity in October 1999 for aggregate proceeds of $500.0 million, less offering costs of $11.3 million. The RHINOS were long-term auction rate reset preferred securities, representing undivided beneficial interests in the assets of the RHINOS Trust. The RHINOS Trust invested the proceeds in Senior Notes due 2029 (the Notes) issued by Cox, which represented the sole assets of the RHINOS Trust. The obligations of the RHINOS Trust related to the RHINOS were unconditionally guaranteed by Cox. The Notes paid interest and, thus, the RHINOS paid distributions, at a floating rate based on LIBOR plus 75 points per year payable in cash on a quarterly basis. The weighted-average interest rate for the Notes was 2.64%, 5.08% and 7.19% for the years ended December 31, 2002, 2001 and 2000, respectively.

      On August 28, 2002, Cox, Cox RHINOS Trust and the holder of the RHINOS amended the terms of the RHINOS. As a result of these amendments, among other things, Cox obtained the discretionary right to redeem the Notes, in whole or in part, at any time from August 28, 2002 to and including October 1, 2002. On September 26, 2002, Cox redeemed the Notes, which, in turn, resulted in Cox RHINOS Trust repurchasing all of the outstanding RHINOS for $502.6 million, which amount included interest accrued to the redemption date. As a result of the RHINOS repurchase, Cox no longer has any Cox-obligated preferred securities of subsidiary trusts. Additionally, Cox wrote off approximately $10.2 million of unamortized issuance costs upon repurchase.

      The FELINE PRIDES, stand-alone Trust capital securities and RHINOS have been presented as mezzanine equity in Cox’s Consolidated Balance Sheet at December 31, 2001. The corresponding distributions on these securities, as well as the contract adjustment payments described above, totaled $33.0 million, $68.5 million and $57.5 million, net of tax, for the years ended December 31, 2002, 2001 and 2000, respectively, and have been presented as minority interest in the Consolidated Statement of Operations.

10.	Derivative Instruments and Hedging Activities

      Cox accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all freestanding and embedded derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and accounted for as either fair value hedges or cash flow hedges pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133 on January 1, 2001, Cox recognized a one-time after-tax transition adjustment that increased earnings by approximately $717.1 million and reduced accumulated other comprehensive income by approximately $194.0 million. These amounts have been presented as a cumulative effect of change in accounting principle, net of tax, in the accompanying Consolidated Statement of Operations and Consolidated Statement of Shareholders’ Equity for the year ended December 31, 2001.

      Cox does not hold or issue derivative instruments for trading purposes and is not a party to leveraged instruments. From time to time, however, Cox uses derivative instruments to manage its exposure to changes in the fair value of certain of its assets or liabilities or to manage its exposure to changes in interest rates or equity prices. These derivative instruments are designated and accounted for by Cox as hedges of the underlying exposure being managed, as prescribed by SFAS No. 133. In addition, upon adoption of SFAS No. 133, certain of Cox’s debt instruments and investments contained embedded or freestanding derivatives, as defined. Cox has not designated these embedded and freestanding derivatives as hedges under SFAS No. 133 and, as such, changes in their fair value are being recognized in earnings as derivative gains or losses. Cox’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The credit risks associated with Cox’s derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although Cox may be exposed to losses in the event of nonperformance by the counterparties, Cox does not expect such losses, if any, to be significant.

      Cox recorded a pre-tax gain on derivative instruments of $1,125.6 million for the year ended December 31, 2002, and a pre-tax loss on derivative instruments of $212.0 million for the year ended December 31, 2001. In addition, cumulative derivative adjustments made in accordance with SFAS No. 133, which are classified as a component of debt in the Consolidated Balance Sheets, reduced reported indebtedness by approximately $1.4 billion and $0.5 billion at December 31, 2002 and 2001, respectively. The following is a detail of Cox’s gain (loss) on derivative instruments for the years ended December 31, 2002 and 2001 followed by a summary of Cox’s derivative instruments.

	Year Ended
	December 31

	2002	2001

	(Millions of Dollars)
Equity collar arrangements	$268.8	$(4.4)
Zero-coupon debt	359.3	40.8
Exchangeable subordinated debentures	583.1	(279.8)
Stock purchase warrants	(85.6)	(14.9)
Right-to-sell agreement	—	46.3

Total derivative gain (loss)	$1,125.6	$(212.0)

Interest Rate Swap Agreements

      Cox utilizes interest rate swap agreements designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $112.1 million and $53.4 million at December 31, 2002 and 2001, respectively.

Equity Collar Arrangements

      Cox had a series of costless equity collar arrangements to manage its exposure to market price fluctuations of approximately 15.8 million shares of its Sprint PCS common stock. Cox also had costless equity collar arrangements to manage its exposure to market price fluctuations of 17.2 million shares of its AT&T Wireless common stock and of 22.5 million shares of its AT&T common stock. Cox had designated and accounted for all of these costless equity collars as fair value hedges. During the first quarter of 2002, Cox terminated these equity collar arrangements for aggregate proceeds of $264.4 million and recognized a pre-tax derivative gain of approximately $268.8 million. For a further discussion of these transactions, see Note 6. “Investments.”

Zero-Coupon Debt

      In January 2001, Cox issued a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock with an aggregate fair value as of the respective trade dates of $502.0 million for

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. These contracts mature at various dates between 2004 and 2006, and at Cox’s election, may be settled in cash or shares of Sprint PCS common stock. These contracts meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derives its value, in part, based on the trading price of Sprint PCS common stock. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative asset of $400.1 million and $40.8 million at December 31, 2002 and 2001, respectively, and have been classified as a component of the zero-coupon debt instruments. Accordingly, the carrying value of the zero-coupon debt instruments, net of the embedded derivative assets, amounted to a net liability of $41.4 million and $373.5 million at December 31, 2002 and 2001, respectively, and have been classified within debt in the Consolidated Balance Sheets.

Exchangeable Subordinated Debentures

      Cox has three series of exchangeable subordinated debentures outstanding, referred to as PRIZES, Premium PHONES and Discount Debentures, as further described in Note 8. “Debt.” The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives, in part, its value based on the trading price of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $0.6 million and $583.7 million at December 31, 2002 and 2001, respectively, and has been classified as a component of the corresponding exchangeable subordinated debentures. Accordingly, the aggregate carrying value of the exchangeable subordinated debentures, including the embedded derivative obligations, amounted to $1,296.1 million and $1,829.5 million at December 31, 2002 and 2001, respectively, and has been classified within debt in the Consolidated Balance Sheets.

Stock Purchase Warrants

      Cox holds warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by the delivery of net shares such that Cox pays no cash upon exercise are deemed freestanding derivative instruments, as prescribed by SFAS No. 133. Cox has not designated net share warrants as hedging instruments; accordingly, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $6.1 million and $90.5 million at December 31, 2002 and 2001, respectively, and has been classified as a component of investments in the Consolidated Balance Sheets.

Right-to-Sell Agreement

      Cox received the right to sell its shares of Excite@Home common stock to AT&T in conjunction with the restructuring of Excite@Home in August 2000, as further described in Note 6. “Investments.” Cox exercised this right in January 2001 for shares of AT&T common stock and completed this transaction, as restructured, in May 2001 in deemed satisfaction of Cox’s right-to-sell agreement. Prior to the adoption of SFAS No. 133, Cox accounted for the right-to-sell agreement at fair value as an investment, classified as available-for-sale, and recognized changes in the fair value as a component of accumulated other comprehen-

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sive income. Upon adoption of SFAS No. 133, the right-to-sell agreement met the definition of a freestanding derivative instrument and, as a result, on January 1, 2001, Cox reclassified the unrealized gain on its right to sell agreement of approximately $151.3 million, net of tax, from accumulated other comprehensive income into earnings, as a component of the cumulative effect of change in accounting principle in the Consolidated Statement of Operations. Prior to the consummation of the transaction with AT&T, Cox accounted for the right-to-sell agreement as a derivative instrument whereby it was measured at fair value and classified as a component of investments in the Consolidated Balance Sheet. In addition, Cox did not designate the right-to-sell agreement as a hedge of its investment in shares of Excite@Home common stock. Therefore, changes in the fair value of this derivative were recognized in earnings and classified as a component of gain or loss on derivative instruments in the Consolidated Statement of Operations. During the year ended December 31, 2001, Cox recognized a net gain on derivative instruments as a result of changes in the fair value of the right-to-sell agreement of approximately $46.3 million.

11.     Fair Value of Financial Instruments

      Cox has estimated the fair value of its financial instruments as of December 31, 2002 and 2001 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

      The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox’s investments stated at fair value are estimated and recorded based on quoted market prices as discussed in Note 6. “Investments.” The fair value of Cox’s equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities. Additional information pertinent to the value of those investments is discussed in Note 6. “Investments.”

      The fair value of interest rate swaps used for hedging purposes was approximately $112.1 million and $53.4 million at December 31, 2002 and 2001, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

      Cox did not have any variable rate debt instruments outstanding at December 31, 2002. Cox’s outstanding commercial paper, RHINOS and floating rate notes and debentures bear interest at current market rates and, thus, approximated fair value at December 31, 2001. Cox is exposed to interest rate volatility with respect to these variable-rate instruments when they are issued and outstanding.

      The estimated fair value of Cox’s fixed-rate notes and debentures, exchangeable subordinated debentures and FELINE PRIDES at December 31, 2002 and 2001 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value and fair value of the fixed-rate instruments at December 31, 2002 and 2001 is as follows:

	December 31

	2002		2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(Millions of Dollars)
Fixed-rate notes and debentures	$5,978.6	$6,386.5	$5,280.7	$5,258.0
FELINE PRIDES	—	—	652.3	717.0
Exchangeable subordinated debentures	1,296.1	1,409.1	1,829.5	1,762.6

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Retirement Plans

Qualified Pension Plan

      Cox maintains a qualified noncontributory defined benefit pension plan. Plan assets consist primarily of common stock, investment-grade corporate bonds, cash and cash equivalents and U.S. government obligations. The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox and compensation rates near retirement. Cox’s current policy is to fund the plan in an amount that falls between the minimum contribution required by ERISA and the maximum tax deductible contribution.

      Total pension expense was $17.0 million, $17.5 million and $8.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      The changes in the projected benefit obligations and changes in plan assets and funded status of the pension plan for the periods ended December 31, 2002 and 2001 are as follows:

	Year Ended December 31

	2002	2001

	(Thousands of Dollars)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$179,011	$134,594
Service cost	20,073	19,674
Interest cost	13,739	12,114
Plan amendments	—	1,093
Actuarial loss	6,075	13,654
Benefits paid	(2,655)	(2,118)

Projected benefit obligation at end of the year	216,243	179,011

Change in Plan Assets
Fair value of plan assets at beginning of year	158,101	150,625
Actual return on plan assets	(7,323)	(6,510)
Employer contributions	28,448	16,104
Benefits paid	(2,655)	(2,118)

Fair value of plan assets at end of year	176,571	158,101

Funded status of plan	(39,672)	(20,910)
Unrecognized actuarial losses	48,493	18,808
Unrecognized prior service cost	1,804	2,019
Unrecognized net transition obligation	—	(153)

Prepaid (accrued) benefit cost	$10,625	$(236)

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic benefit cost and the weighted-average pension assumptions used in accounting for pension benefits are as follows:

	Year Ended December 31

	2002	2001	2000

	(Thousands of Dollars)
Components of net periodic benefit cost
Service cost	$20,073	$19,674	$11,380
Interest cost	13,739	12,114	9,407
Expected return on plan assets	(16,287)	(13,671)	(11,239)
Prior service cost amortization	215	127	127
Actuarial gain	—	—	(135)
Transition amount amortization	(153)	(239)	(239)

Net periodic total cost	$17,587	$18,005	$9,301

Weighted-average pension assumptions
Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	9.00	9.00	9.00
Rate of compensation increase	4.50	5.00	5.25

Nonqualified Pension Plan

      Certain key employees of Cox participate in an unfunded, nonqualified supplemental pension plan of CEI that has generally the same benefit payout formula as the pension plan. Total pension expense recorded by Cox for the nonqualified CEI plan was $2.8 million, $5.1 million and $3.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Retirement Plans

      CEI provides certain health care and life insurance benefits to substantially all retirees of Cox. Post-retirement expense allocated to Cox by CEI was $3.9 million, $3.0 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The accumulated post-retirement benefit obligation (APBO) attributable to Cox employees and retirees was $35.6 million and $24.5 million at December 31, 2002 and 2001, respectively. The funded status of the post-retirement plan covering the employees of Cox is not determinable. The APBO for the post-retirement plan of CEI substantially exceeded the fair value of assets held in the plan at December 31, 2002 and 2001. In January 2003, Cox adopted its own post-retirement medical plan to provide benefits to substantially all retirees of Cox.

      Actuarial assumptions used to determine the APBO for the post-retirement plan of CEI include a discount rate of 6.75%, 7.25% and 7.50% for the years ended December 31, 2002, 2001 and 2000, respectively, and an expected long-term rate of return on plan assets of 9.0% for all three years. The weighted-average annual assumed rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) for retirees is 10.0% in 2003, gradually decreasing to 5.0% by the year 2008, and remaining level thereafter. Increasing the assumed health care costs trend rate by one percentage point would have resulted in an increase in the CEI plan’s APBO of approximately 2.4% and an increase in the aggregate of the service cost and interest cost components of the net periodic post-retirement benefit cost of approximately 1.5% for 2002. Decreasing the assumed health care cost trend by one percentage point would have resulted in a decrease in the CEI plan’s APBO of approximately 2.2% and a decrease in the aggregate of the service cost and interest cost components of the net periodic post-retirement benefit cost of approximately 1.4% for 2002.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, substantially all of Cox’s employees are eligible to participate in the Savings and Investment plan. Under the terms of the plan, Cox matches 50% of employee contributions up to a maximum of 6% of the employee’s base salary. Cox’s expense under the plan was $16.2 million, $13.7 million and $11.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

13.     Stock Compensation Plans

      At December 31,2002, Cox had two stock-based compensation plans for employees, a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP).

Long-Term Incentive Plan

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

      Options granted may be “Incentive Stock Options” or “Nonqualified Stock Options.” The exercise prices of the options are determined by the Compensation Committee when the options are granted, subject to a minimum price of the fair market value of the Class A common stock on the date of grant. These options vest over a period of three to five years from the date of grant and expire 10 years from the date of grant.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made in 2002, 2001 and 2000: weighted average expected volatilities at each grant date averaging 27.6%, 35.0% and 30.6%, respectively, no payment of dividends, expected life of six years and weighted average risk-free interest rates calculated at each grant date and averaging 5.0%, 4.9% and 6.7%, respectively.

      A summary of the status of Cox’s stock options granted under the LTIP as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	7,541,036	$33.66	5,975,792	$26.45	4,945,831	$16.40
Granted	4,043,053	41.23	2,654,845	46.09	1,954,728	50.31
Exercised	(157,520)	17.71	(742,032)	13.43	(674,156)	13.68
Canceled	(565,731)	45.51	(347,569)	47.81	(250,611)	48.60

Outstanding at end of year	10,860,838	36.09	7,541,036	33.66	5,975,792	26.45

Options exercisable at year-end	3,310,409	$17.35	3,436,856	$17.43	4,057,265	$15.74
Weighted-average grant date fair value of options granted during the year	$15.61		$19.86		$21.97

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price

$ 8.49 – 11.31	1,954,122	3.1 years	$10.02	1,954,122	3.1 years	$10.02
19.50 – 27.56	682,789	5.3	20.01	647,155	5.0	19.65
33.59 – 39.66	810,564	6.6	34.54	615,764	6.1	34.12
40.06 – 43.45	3,854,764	9.0	41.56	50,986	7.8	41.12
45.31 – 51.44	3,558,599	7.6	47.93	42,382	7.6	48.11

	10,860,838	7.1	$36.09	3,310,409	4.2	$17.35

Employee Stock Purchase Plans

      In April 2000, Cox began administering its third ESPP (the 2000 ESPP), under which Cox was authorized to issue purchase rights totaling 2,000,000 shares of Class A common stock. The 2000 ESPP had four alternate entry dates, two of which occurred in 2000 and two in 2001. Employees were eligible to participate in the 2000 ESPP as of the first entry date on which they were employed and were regularly scheduled to work at least 20 hours per week and were employed as of the grant date corresponding to one of the entry dates. Under the terms of the 2000 ESPP, the purchase price for entry date was the lower of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on March 31, 2002, the end of the 2000 ESPP. The initial purchase price was set at $42.67, $34.72, $40.61 and $34.50 for the first, second, third and fourth entry dates, respectively. Purchase rights totaling 741,457 shares, 98,833 shares, 41,861 shares, and 17,477 shares were issued under the 2000 ESPP for the first, second, third and fourth entry dates, respectively. Employees were allowed to purchase the shares via payroll deductions through March 31, 2002 at which time the shares were issued. As of March 31, 2002, the 2000 ESPP was completed and 558,264 shares were issued to employees. During 2001 and 2000, 9,295 shares and 1,420 shares, respectively, were issued under the 2000 ESPP due to cancellation of employees’ participation or termination of employment. The weighted-average fair value of each purchase right granted was $13.18, $7.96, $10.78 and $8.43 for the first, second, third and fourth entry dates, respectively. The fair value of the employees’ purchase rights granted in 2001 and 2000 was determined using the Black-Scholes model with the following assumptions for the first, second, third and fourth entry dates: expected volatility of 30.0%, 34.0%, 35.4% and 34.2%, respectively, no payment of dividends, expected life of 2.08 years, 1.54 years, 1.04 years and 0.54 years, respectively, and risk-free interest rate of 6.46%, 5.83%, 3.61% and 2.53%, respectively.

      In July 2002, Cox began administering its fourth ESPP (the 2002 ESPP), under which Cox is authorized to issue purchase rights totaling 3,000,000 shares of Class A common stock. The 2002 ESPP has four alternate entry dates, two of which occurred in 2002. Employees are eligible to participate in the 2002 ESPP as of the first entry date on which they are employed and are regularly scheduled to work at least 20 hours per week and are employed as of the grant date corresponding to one of the entry dates. Under the terms of the 2002 ESPP, the purchase price for each entry date is the lower of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on June 30, 2004, the end of the 2002 ESPP. The initial purchase price was set at $29.80 and $24.19, for the first and second entry dates, respectively. Purchase rights totaling 647,155 shares and 33,695 shares were issued in 2002 for the first and second entry dates, respectively. Employees are allowed to purchase the shares

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

via payroll deductions through June 30, 2004, at which time the shares will be purchased. During 2002, 263 shares were issued under the Plan due to cancellation of employees’ participation or termination of employment. The weighted average fair value of each purchase right granted in 2002 was $7.44 and $8.26 for the first and second entry dates, respectively. The fair value of the employees’ purchase rights granted in 2002 was determined using the Black-Scholes model with the following assumptions for the first and second entry dates: expected volatility of 28.76% and 30.95%, respectively, no payment of dividends, expected life of 2.04 years and 1.54 years, respectively, and risk-free interest rate of 2.83% and 1.60%, respectively.

14.     Shareholders’ Equity

      Cox is authorized to issue 10,000,000 shares of convertible preferred stock, 671,000,000 shares of Class A common stock and 62,000,000 shares of Class C common stock.

Convertible Preferred Stock

      The holders of Series A convertible preferred stock are entitled to one vote per share on all matters upon which holders of Class A common stock are entitled to vote and pay dividends to the extent declared by Cox’s Board of Directors. In addition, any time after October 1, 2028 or upon the occurrence of certain events, as defined, Cox may redeem the Series A convertible preferred stock at the original issue price of $22.14 per share, plus accrued and unpaid dividends. The Series A convertible preferred stock is convertible into registered shares of Class A common stock at the option of the holder, based upon a conversion formula specified in the agreement, only after October 1, 2003, a change in control of Cox or notification of liquidation. Also, these shares may automatically convert upon the occurrence of certain events, including the sale of substantially all of Cox’s assets, as defined. Cox issued the Series A convertible preferred stock in October 1998 in conjunction with its acquisition of a cable system located in Las Vegas, Nevada. Cox expects to account for any appreciation realized upon conversion of the Series A convertible preferred stock as contingent purchase price in accordance with APB Opinion No. 16.

Common Stock

      Cox’s Class A common stock and Class C common stock are identical except with respect to certain voting, transfer and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class C common stock are entitled to ten votes per share. The Class C common stock is subject to significant transfer restrictions and is convertible on a share for share basis into Class A common stock at the option of the holder.

      On August 16, 2002, Cox issued approximately 18.7 million shares of Cox Class A common stock to holders of its Income PRIDES and Growth PRIDES in settlement of such holders’ underlying obligation to purchase Cox Class A common stock. See Note 9. “Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts” for more information.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      The following table reconciles the numerator and the denominator of the basic and diluted earnings per share computations for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31

	2002	2001	2000

	(Thousands of Dollars, excluding per
	share data)
Income (loss) before cumulative effect of change in accounting principle(A)	$(274,039)	$37,911	$1,925,525

Basic weighted average shares outstanding(B)	608,293	600,366	601,952
Effect of dilutive securities:
Employee stock options	—	643	1,228
Employee stock purchase plan	—	596	17
Convertible preferred stock	—	7,138	4,997
Forward purchase contracts forming a part of the FELINE PRIDES	—	74	355

Diluted weighted average shares outstanding (C)	608,293	608,817	608,549

Earnings (loss) per share before cumulative effect of change in accounting principle
Basic earnings (loss) per share(A/B)	$(0.45)	$0.06	$3.20

Diluted earnings (loss) per share(A/C)	$(0.45)	$0.06	$3.16

      For the year ended December 31, 2002, 27.9 million Class A common shares related to employee stock-based compensation plans, convertible senior notes and convertible preferred stock were not included in the computation of diluted EPS, because such effects would have been antidilutive for the period.

      For the years ended December 31, 2001 and 2000, 17.6 million and 10.7 million Class A common shares, respectively, related to convertible senior notes and RHINOS were not included in the computation of diluted EPS, because such effects would have been antidilutive for the periods.

      In April 2000, Cox approved a stock repurchase program whereby Cox is authorized to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions. During the year ended December 31, 2000, Cox repurchased 5.5 million shares of its Class A common stock on the open market for an aggregate cost of $211.9 million. During 2002 and 2001, Cox did not repurchase any shares of its Class A common stock under the stock repurchase program.

Other

      At December 31, 2002 and 2001, CEI owned approximately 63.4% and 65.5%, respectively, of the outstanding shares of Cox common stock and held 73.9% and 75.6%, respectively, of the voting power of Cox.

15.     Transactions with Affiliated Companies

      Cox receives certain services from, and has entered into certain transactions with, CEI. Costs of the services that are allocated to Cox are based on actual direct costs incurred or on CEI’s estimate of expenses relative to the services provided to other subsidiaries of CEI. Cox believes that these allocations were made on a reasonable basis, and that receiving these services from CEI creates cost efficiencies; however, there has

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been.

•	Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the balance of the intercompany transactions. Outstanding amounts due from CEI bear interest equal to CEI’s current commercial paper borrowing rate and outstanding amounts due to CEI bear interest at 50 basis points above CEI’s current commercial borrowing rate as payment for the services provided. Amounts due from CEI to Cox were approximately $21.1 million and $13.2 million at December 31, 2002 and 2001, respectively, and the interest rate was 1.8% and 3.0% at December 31, 2002 and 2001, respectively. Included in amounts due from CEI are the following transactions:

(Thousands of Dollars)

Intercompany due from CEI, December 31, 1999	$114,821
Cash transferred from CEI	(16,039)
Net operating expense allocations and reimbursements	(92,974)

Intercompany due from CEI, December 31, 2000	5,808
Cash transferred to CEI	151,260
Net operating expense allocations and reimbursements	(143,823)

Intercompany due from CEI, December 31, 2001	13,245
Cash transferred to CEI	92,061
Net operating expense allocations and reimbursements	(84,197)

Intercompany due from CEI, December 31, 2002	$21,109

•	Cox receives certain management services from CEI including legal, corporate secretarial, tax, internal audit, risk management, employee benefit (including pension plan) administration, fleet and other support services. Cox was allocated expenses for the year ended December 31, 2002, 2001 and 2000 of approximately $6.2 million, $5.3 million and $3.9 million, respectively, related to these services.

•	In connection with these management services, Cox reimburses CEI for payments made to third-party vendors for certain goods and services provided to Cox under arrangements made by CEI on behalf of CEI and its affiliates, including Cox. Cox believes such arrangements result in Cox receiving such goods and services at more attractive pricing than Cox would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through the CEI insurance program, which provides coverage for all of its affiliates, including Cox. Rather than self-insuring these risks, CEI purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of CEI, including James C. Kennedy, Chairman of Cox’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and reinsurer on various insurance policies purchased by CEI, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox’s loss experience, consistent with insurance industry practice. Cox’s portion of these insurance costs was approximately $27.2 million, $23.7 million and $19.7 million for 2002, 2001 and 2000, respectively.

•	Cox’s employees participate in certain CEI employee benefit plans, and Cox made payments to CEI in 2002, 2001 and 2000 for the costs incurred by reason of such participation, including self-insured employee medical insurance costs of approximately $77.5 million, $48.2 million and $28.0 million, respectively; retiree medical payments of approximately $3.9 million, $3.0 million and $2.6 million,

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively; and executive pension plan payments of approximately $2.8 million, $5.1 million and $3.1 million, respectively.

•	Cox and CEI share resources relating to aircraft owned by each company. Depending on need, each occasionally uses aircraft owned by the other, paying a cost-based hourly rate. CEI also operates and maintains two airplanes owned by Cox. Cox pays CEI on a quarterly basis for fixed and variable operations and maintenance costs relating to these two airplanes. During 2002, 2001 and 2000 Cox paid approximately $0.7 million, $0.9 million and $0.8 million, respectively, for use of CEI’s aircraft and maintenance of Cox’s aircraft by CEI, net of aircraft costs paid by CEI to Cox for use of Cox’s aircraft.

•	Cox pays rent and certain other occupancy costs to CEI for its corporate headquarters building. CEI holds the long-term lease of the Cox headquarters building and prior to 2002, Cox and CEI and its other affiliates shared occupancy of the headquarters building. During 2002, CEI and its other affiliates moved to a new facility and Cox purchased from CEI business equipment located in that building at its depreciated net book value of approximately $7.2 million, which is believed to approximate fair value. Cox is now the sole occupant of its headquarters building. Related rent and occupancy expense is allocated based on occupied space and for the year ended December 31, 2002, 2001 and 2000 was approximately $7.4 million, $7.2 million and $6.1 million, respectively.

•	From 1997 through 2002, Cox entered into a series of local joint ventures with Cox Interactive Media, Inc., an indirect wholly owned subsidiary of CEI, to develop, operate and promote advertising supported local Internet content, or “City Sites”, in the markets where Cox operates cable television systems featuring high-speed Internet access. Cox contributed approximately $41.1 million in the aggregate to the joint ventures for the period from inception through May 31, 2002 to fund its share of operating costs. During 2002, Cox and Cox Interactive Media agreed to terminate the relationship and entered into a transition services agreement under which Cox paid Cox Interactive Media approximately $7.0 million to continue to operate Cox’s city sites during a transition period. The joint venture entities were dissolved as of December 31, 2002, and pursuant to a separate agreement dated December 31, 2002, Cox purchased certain assets used in the operation of the City Sites for insignificant cash consideration. Cox will use those assets to develop the City Sites as part of Cox High Speed Internet service. Cox Interactive Media agreed to reimburse Cox approximately $0.2 million for certain expenses incurred in connection with obtaining certain software licenses related to the City Sites.

•	In connection with CEI’s sale of shares of Cox Class A common stock to two private investors in 2001, Cox entered into agreements providing the two private investors with certain demand and piggyback registration rights. CEI has agreed to pay all fees and expenses associated with Cox’s performance under these registration rights agreements.

•	In September 2002, Cox and CEI amended their tax allocation agreement to provide that if one of CEI or Cox has overpaid its taxes and the other has underpaid, the underpaid taxpayer may apply the overpayment to its taxes if such credit is permitted by the respective tax authority. The underpaid party will be obligated to immediately repay the borrowed amount to the overpaid party, to pay interest from the effective date of the credit until repayment, and to bear any other expenses incurred. The underpaid party will indemnify the overpaid party if subsequent tax adjustments cause any detriment to the overpaid party as a result of use of the credit by the underpaid party. For the tax year 2001, Cox overpaid, and CEI underpaid, its estimated federal income taxes. Pursuant to the amended agreement, on September 3, 2002, $20.0 million of Cox’s overpayment of its 2001 federal income taxes was applied to CEI’ 2001 federal income taxes, and CEI contemporaneously paid Cox $20.0 million, plus interest, in cash.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cox pays fees to certain entities in which it has an ownership interest in exchange for cable programming. Programming fees paid to such affiliates for the years ended December 31, 2002, 2001 and 2000 were approximately $78.8 million, $69.7 million and $64.0 million, respectively.

16.     Other Comprehensive Loss

      The following represents the components of other comprehensive loss and related tax effects for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31

	2002	2001	2000

	(Thousands of Dollars)
Unrealized gains (losses), net of taxes of $611,326, $(81,801) and $1,660,910 in 2002, 2001 and 2000, respectively	$(976,533)	$130,669	$(2,661,045)
Recognition of previously unrealized losses (gains) on available-for-sale securities, net of taxes of $(364,880), $157,372 and $882,856 in 2002, 2001 and 2000, respectively	582,863	(251,390)	(1,410,276)
Cumulative effect of change in accounting principle, net of tax of $121,422 in 2001	—	(193,960)	—

Total other comprehensive loss	$(393,670)	$(314,681)	$(4,071,321)

      Components of accumulated other comprehensive income consisted of net unrealized gain on securities of $129.2 million ($79.5 million, net of tax) and $766.7 million ($473.1 million, net of tax) at December 31, 2002 and 2001, respectively.

17.     Supplemental Financial Statement Information

Supplemental Consolidated Balance Sheet Information

	December 31

	2002	2001

	(Thousands of Dollars)
Plant and equipment
Land	$101,056	$96,818
Buildings and building improvements	519,879	468,357
Transmission and distribution plant	9,853,102	8,336,686
Other equipment	1,193,286	963,121
Construction in progress	260,545	463,550

Plant and equipment, at cost	11,927,868	10,328,532
Less accumulated depreciation	(4,134,690)	(3,200,624)

Net plant and equipment	$7,793,178	$7,127,908

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31

	2002	2001

	(Thousands of Dollars)
Other current assets
Inventory	$96,967	$154,736
Income tax receivable	119,754	—
Prepaid assets	41,522	51,034
Other	9,098	5,690

Total other current assets	$267,341	$211,460

Other current liabilities
Deposits and advances	$80,816	$89,270
Income tax payable	—	62,393
Other	135,419	146,745

Total other current liabilities	$216,235	$298,408

Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year Ended December 31

	2002	2001	2000

	(Thousands of Dollars)
Significant non-cash transactions
Settlement of FELINE
PRIDES	$649,999	$—	$—
Deemed satisfaction of Excite@Home right	—	1,282,789	—
AT&T cable system exchange	—	—	2,658,233
Receipt of Excite@Home right	—	—	990,456
Additional cash flow information
Cash paid for interest	$409,396	$476,355	$507,196
Cash paid (received) for income taxes	(201,011)	79,942	663,639

18.     Commitments and Contingencies

      Cox leases land, office facilities and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $21.8 million, $21.1 million and $17.8 million in 2002, 2001 and 2000, respectively. Future minimum lease payments for each of the five years subsequent to December 31, 2002 are $20.9 million, $16.6 million, $11.4 million, $8.4 million and $5.4 million, respectively, and $7.1 million thereafter for all noncancellable operating leases.

      At December 31, 2002, Cox had outstanding purchase commitments totaling approximately $106.7 million for additions to plant and equipment and $291.2 million to rebuild certain existing cable systems. In addition, Cox had unused letters of credit outstanding totaling $4.1 million at December 31, 2002.

      In connection with certain of Cox’s recent acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of December 31, 2002, Cox

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.

      Cox’s subsidiary Cox Communications Louisiana L.L.C. (Cox Louisiana) is a defendant in a putative subscriber class action suit in Louisiana state court filed on November 5, 1997. The suit challenges the propriety of late fees charged by Cox Louisiana in the greater New Orleans area to customers who fail to pay for services in a timely manner. The suit seeks injunctive relief and damages under certain claimed state law causes of action. The action is being defended vigorously. The outcome of this matter cannot be predicted at this time. A related suit filed in Texas was voluntarily dismissed on September 19, 2002.

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

      On August 23, 2002, plaintiff Redefining Progress, on behalf of itself and all others similarly situated, sued Fax.com, Inc., Cox Business Services, L.L.C. and others in United States District Court for the Northern District of California, alleging that Fax.com has sent numerous unsolicited advertisements by facsimile in violation of a federal statute. The complaint alleges that Cox Business Services, which provides telecommunications services to Fax.com, is also liable for the facsimiles in violation of the Telephone Consumer Protection Act of 1991 (TCPA), Sections 206 and 207 of the Telecommunications Act of 1996 and certain state laws. The suit seeks an award of statutory damages in the amount of $500 for each violation of the TCPA, treble damages, injunctive relief, the establishment of a constructive trust and other relief. On October 11, 2002, Cox Business Services moved to dismiss for lack of subject matter jurisdiction, for failure to state a claim, and based on the primary jurisdiction of the FCC. On March 3, 2003, the court granted Cox Business Services’ motion to dismiss for lack of subject matter jurisdiction. The time for appeal has not expired. A nearly identical federal court suit was filed in the United States District Court for the Northern District of California on September 4, 2002 by plaintiff Daniel David, on behalf of himself and all others similarly situated, against Fax.com, Cox Business Services, and others, but was not served until December 4, 2002. The David suit was reassigned to the same judge presiding over the suit filed by Redefining Progress, and it asserts substantially the same claims and seeks substantially the same relief. The David suit was stayed pending the outcome of Cox Business Services’ motion to dismiss the Redefining Progress suit. Cox Business Services intends to defend these actions vigorously. Their outcomes cannot be predicted at this time.

      In addition, on September 8, 2002, plaintiff Daniel David, on behalf of himself and all others similarly situated, filed a nearly identical case against Fax.com, Cox Business Services and others in the Superior Court of California, Alameda County. The complaint asserts various causes of action including violation of the TCPA, trespass to chattels, violation of Section 17-200 of the California Business and Professions Code and unjust enrichment. The suit seeks damages and injunctive relief similar to that sought in the related federal suits. This action has been stayed until July 8, 2003 pending FCC action on its on-going TCPA rule-making. Cox Business Services intends to defend this action vigorously. The outcome cannot be predicted at this time.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cox@Home, Inc., a wholly-owned subsidiary of Cox, is a stockholder of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. On September 24, 2002, a committee of bondholders of Excite@Home sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleges the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox@Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. Briefing is completed. The Court has not yet decide the motion. Cox and Cox @Home intend to defend this action vigorously. The outcome cannot be predicted at this time.

      Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of the State of California for the County of San Mateo, on behalf of themselves and all other stockholders of Excite@Home as of March 28, 2000, seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. On February 26, 2001, the Court stayed both actions, which had been previously consolidated, on grounds of forum non-conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001 in the same court. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/Yourman action, thereby also staying the Ward action. On June 18, 2002, the court granted plaintiffs’ motion to lift the stay and authorized discovery to proceed regarding Cox’s pending motion to dismiss for lack of personal jurisdiction. On September 10, 2002 the United States Bankruptcy Court for the Northern District of California in the Excite@Home bankruptcy proceeding held that the claims in the suits were derivative and, thus, constituted the exclusive property of the Excite@Home bankruptcy estate. The Bankruptcy Court thereafter ordered the plaintiffs to dismiss the suits. Plaintiffs have appealed the Bankruptcy Court’s decision to the United States District Court for the Northern District of California. Cox intends to defend these actions vigorously. The outcome cannot be predicted at this time.

      On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers of Excite@Home, among others. Cox was served on May 10, 2002. This case has been consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in that case, naming Cox as a defendant, was filed and served on November 7, 2002. The putative class includes persons who purchased shares of Excite@Home common stock between the time period March 28, 2000 and September 28, 2001. The sole count against Cox asserts a claim against Cox as a “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2002

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(Millions of dollars, excluding per share data)
Revenues	$1,178.0	$1,244.6	$1,275.0	$1,340.9
Cost of services (excluding depreciation)	507.4	524.0	540.9	558.7
Selling, general and administrative	278.5	278.8	280.7	290.4
Depreciation and amortization	325.8	337.7	343.0	351.3
Loss on sale of cable system	—	3.9	—	—

Operating income	$66.3	$100.2	$110.4	$140.5

Net income (loss)	$135.6	$(516.2)	$(73.1)	$179.6

Basic net income (loss) per share	$0.23	$(0.86)	$(0.12)	$0.29

Diluted net income (loss) per share	$0.22	$(0.86)	$(0.12)	$0.28

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(Millions of Dollars, excluding per share data)
Revenues	$991.4	$1,048.0	$1,079.5	$1,134.2
Cost of services (excluding depreciation)(a)	411.0	427.8	436.8	607.3
Selling, general and administrative	222.3	238.0	246.4	242.4
Depreciation and amortization	352.2	355.8	368.7	462.6

Operating income (loss)	$5.9	$26.4	$27.6	$(178.1)
Income (loss) before cumulative effect of change in accounting principle	$(30.5)	$30.7	$143.0	$(105.2)
Cumulative effect of change in accounting principle, net of tax	717.1	—	—	—

Net income (loss)	$686.6	$30.7	$143.0	$(105.2)

Basic net income (loss) per share
Income (loss) before cumulative effect of change in accounting principle	$(0.05)	$0.05	$0.24	$(0.18)
Cumulative effect of change in accounting principle, net of tax	1.19	—	—	—

Basic net income (loss) per share	$1.14	$0.05	$0.24	$(0.18)

Diluted net income (loss) per share
Income (loss) before cumulative effect of change in accounting principle	$(0.05)	$0.05	$0.23	$(0.18)
Cumulative effect of change in accounting principle	1.19	—	—	—

Diluted net income (loss) per share	$1.14	$0.05	$0.23	$(0.18)

(a)	Cost of services increased in the fourth quarter of 2001 due to a one-time non-recurring net charge of $150.2 million associated with the continuation of Excite@Home high-speed Internet service.

To the Board of Directors and Shareholders of

Cox Communications, Inc.

      We have audited the accompanying consolidated balance sheets of Cox Communications, Inc. (“Cox”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of Cox’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 5 to the consolidated financial statements, on January 1, 2002 Cox changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142. In addition, as discussed in Note 10 to the consolidated financial statements, effective January 1, 2001, Cox changed its method of accounting for derivative instruments and hedging activities to conform to SFAS No. 133, as amended.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 31, 2003

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference to Cox’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to Cox’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to Cox’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to Cox’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14.     DISCLOSURE CONTROLS AND PROCEDURES

      The Chief Executive Officer and the Chief Financial Officer of Cox (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Form 10-K, that Cox’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There were no significant changes in Cox’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

      Cox’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that Cox’s disclosure controls and procedures or Cox’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgements in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents incorporated by reference or filed with this Report

(1) Listed below are the financial statements which are filed as part of this report:

•	Consolidated Balance Sheets at December 31, 2002 and 2001;

•	Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000;

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000; and

•	Notes to Consolidated Financial Statements.

(2) No financial statement schedules are required to be filed by Items 8 and 14(d) of this report because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3) Exhibits required to be filed by Item 601 of Regulation S-K:

      Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number		Description

2.1	—	Asset Purchase Agreement between Multimedia Cablevision, Inc. and Cox Communications, Inc. (incorporated by reference to Exhibit 2.1 to Cox’s Current Report on Form 8-K dated and filed with the Commission on July 27, 1999).
2.2	—	Agreement and Plan of Reorganization among Cox Teleport Partners, Inc., TCI Holdings, Inc. and United Cable Television Corporation, dated as of July 6, 1999 (incorporated by reference to Exhibit 2.1 to Cox’s Current Report on Form 8-K/A dated July 7, 1999 and filed with the Commission on July 28, 1999).
3.1	—	Certificate of Incorporation of Cox Communications, Inc., as amended (incorporated by reference to exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed on November 14, 2000).
3.2	—	Bylaws of Cox Communications, Inc. (incorporated by reference to exhibit 3.2 to Cox’s Registration Statement on Form S-4, file no. 33-80152, filed on December 16, 1994).
4.1	—	Indenture, dated as of June 27, 1995, between Cox Communications, Inc. and The Bank of New York, as Trustee, relating to the debt securities (incorporated by reference to exhibit 4.1 to Cox’s Registration Statement on Form S-1, file no. 33-99116, filed on November 8, 1995).
4.2	—	First Supplemental Indenture, dated as of August 12, 1999, between Cox Communications, Inc. and The Bank of New York, as Trustee. (incorporated by reference to Exhibit 4.4 to Cox’s Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 23, 1999).
4.3	—	Second Supplemental Indenture, dated as of October 6, 1999, between Cox Communications, Inc., as Issuer and The Bank of New York, as Trustee. (incorporated by reference to Exhibit 4.1 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 1999).

Exhibit
Number		Description

4.4	—	Second Supplemental Indenture, dated as of March 14, 2000, between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.9 to Cox’s Annual Report on Form 10-K, filed on March 23, 2000).
4.5	—	Third Supplemental Indenture, dated as of April 19, 2000, by and between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.1 to Cox’s Current Report on Form 8-K, filed on April 24, 2000).
4.6	—	Fourth Supplemental Indenture, dated as of February 23, 2001, between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.13 to Cox’s Annual Report on Form 10-K, filed on March 19, 2001).
4.7	—	Fifth Supplemental Indenture, dated as of August 28, 2002, between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.1 to Cox’s Current Report on Form 8-K, dated August 16, 2002 and filed on September 3, 2002).
4.8	—	Indenture, dated as of January 30, 1998, between TCA Cable TV, Inc. and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to exhibit 4(a) to TCA’s Registration Statement on Form S-3, file no. 333-32015, filed on July 24, 1997).
4.9	—	First Supplemental Indenture, dated as of August 12, 1999, among TCA Cable TV, Inc., Cox Classic Cable, Inc. and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to exhibit 4.2 to Cox’s Current Report on Form 8-K, filed on August 25, 1999).
4.10	—	Certificate of Trust of Cox Trust I (incorporated by reference to exhibit 4.3 to Cox’s Registration Statement on Form S-3, file no. 333-82575, filed on July 9, 1999).
4.11	—	Declaration of Trust of Cox Trust I (incorporated by reference to exhibit 4.5 to Cox’s Registration Statement on Form S-3, file no. 333-82575, filed on July 9, 1999).
4.12	—	Form of Amended and Restated Declaration of Trust for Cox Trust I (incorporated by reference to exhibit 4.9 to Cox’s registration statement on Form S-3, file no. 33-82575, filed on July 28, 1999).
4.13	—	Form of Preferred Securities Guarantee Agreement (incorporated by reference to exhibit 4.5 to Cox’s Registration Statement on Form S-3, file no. 333-82575, filed on July 28, 1999).
4.14	—	Form of Capital Securities Guarantee Agreement (incorporated by reference to exhibit 4.6 to Cox’s Registration Statement on Form S-3, file no. 333-82575, filed on August 6, 1999).
4.15	—	Guarantee Agreement, dated as of October 6, 1999, by and between Cox Communications, Inc., as Guarantor, and The Bank of New York, as Guarantee Trustee (incorporated by reference to exhibit 4.2 to Cox’s Quarterly Report on Form 10-Q, filed on November 8, 1999).
4.16	—	Registration Rights Agreement, dated as of October 1, 1998, between Cox Communications, Inc., on the one hand, and G.C. Investments and Barbara J. Greenspun as Trustee of the Unified Credit Trust created under a Declaration of Trust dated December 6, 1998 (the “Barbara Greenspun Trust”), on the other hand (incorporated by reference as exhibit 10.1 to Cox’s current report on Form 8-K, filed on October 15, 1998).
4.17	—	Joinder Agreement and Acknowledgement of Rights and Obligations, dated as of August 31, 2002, by and among G.C. Investments, the Barbara Greenspun Trust, Greenspun Legacy Limited Partnership, 3G Capital, LLC and Cox Communications, Inc. (incorporated by reference to exhibit 10.1 to Cox’s Quarterly Report on Form 10-Q, filed on November 12, 2002).
4.18	—	Registration Rights Agreement, dated as of February 23, 2001, by and among Cox Communications, Inc. and Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, Morgan Stanley& Co. Incorporated, ABN AMRO Rothschild LLC, Fleet Securities, Inc., J.P. Morgan Securities Inc. and SG Cowen Securities Corporation (incorporated by reference to exhibit 4.1 to Cox’s current report on Form 8-K/A, filed on March 8, 2001).
4.19	—	Registration Rights Agreement, dated as of October 29, 2001, among Cox Communications, Inc., Cox Enterprises, Inc. and Cascade Investment LLC (incorporated by reference to exhibit 4.1 to Cox’s Quarterly Report on Form 10-Q/A, filed on January 23, 2002).

Exhibit
Number		Description

4.20	—	Registration Rights Agreement, dated as of October 29, 2001, among Cox Communications, Inc., Cox Enterprises, Inc. and Bill & Melinda Gates Foundation (incorporated by reference to exhibit 4.2 to Cox’s Quarterly Report on Form 10-Q/A, filed on January 23, 2002).
4.21	—	Form of PRIZES (incorporated by reference to exhibit 4.2 to Cox’s Registration Statement on Form 8-A, filed on November 24, 1999).
4.22	—	Form of MOPPRS/CHEERS (incorporated by reference to Exhibit 4.3 to Cox’s Current Report on Form 8-K, dated November 7, 2000 and filed with the Commission on November 9, 2000).
10.1	—	Amended and Restated 364-Day Credit Agreement, dated as of June 28, 2002, among Cox Communications, Inc., the banks party thereto, JPMorgan Chase Bank, as administrative agent, Bank of America, N.A. and Wachovia Bank, N.A., as syndication agents (incorporated by reference to exhibit 10.1 to Cox’s Quarterly Report on Form 10-Q, filed August 8, 2002).
10.2	—	Five-Year Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., the banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, The Bank of New York and Wachovia Bank, N.A., as Co-Documentation Agents and Chase Securities Inc., as Sole Advisor, Arranger and Book Manager (incorporated by reference to Exhibit 10.2 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000).
10.3	—	First Amendment dated as of June 29, 2001 in respect of the Five-Year Credit Agreement dated as of September 26, 2000, among Cox Communications, Inc., the banks party thereto, The Chase Manhattan Bank, as administrative agent, The Bank of New York and Wachovia Bank, N.A., as co-documentation agents and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.2 to Cox’s Registration Statement on Form S-3, File No. 333-65102, filed with the Commission on July 13, 2001).
10.4	—	Second Amendment dated as of June 28, 2002 in respect of the Five-Year Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., the banks party thereto, JPMorgan Chase Bank, as administrative agent, The Bank of New York and Wachovia Bank, National Association, as co-documentation agents, and Bank of America, N.A., as syndication agent (incorporated by reference to exhibit 10.4 to Cox’s Registration Statement on Form S-3/A, File No. 333-65102, filed with the Commission on December 20, 2002).
10.5	—	Cox Executive Supplemental Plan of Cox Enterprises, Inc. (incorporated by reference to Exhibit 10.5 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994) (management contract or compensatory plan).
10.6	—	Cox Communications, Inc. Amended and Restated Long-Term Incentive Plan. (incorporated by reference to Appendix B of Cox’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 14, 2001) (management contract or compensatory plan).
10.7	—	Cox Communications, Inc. Restricted Stock Plan for Non-Employee Directors. (incorporated by reference to Exhibit 10.9 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994) (management contract or compensatory plan).
10.8	—	Purchase Contract Agreement, dated as of August 12, 1999, between Cox Communications, Inc. and The First National Bank of Chicago, as Purchase Contract Agent (incorporated by reference to Exhibit 4.1 to Cox’s Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 23, 1999).
10.9	—	Remarketing Agreement, dated as of August 12, 1999, by and among Cox Communications, Inc., Cox Trust II, The First National Bank of Chicago, as Purchase Contract Agent and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Remarketing Agent (incorporated by reference to Exhibit 4.2 to Cox’s Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 23, 1999).

Exhibit
Number		Description

10.10	—	Pledge Agreement, dated as of August 12, 1999, among Cox Communications, Inc., The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The First National Bank of Chicago, as Purchase Contract Agent (incorporated by reference to Exhibit 4.3 to Cox’s Current Report on Form 8-K, dated August 12, 1999 filed with the Commission on August 23, 1999).
10.11	—	Remarketing Agreement, dated as of October 6, 1999, among Cox Communications, Inc., Cox RHINOS Trust and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to Cox’s Quarterly Report on Form 10-Q, dated August 12, 1999 filed with the Commission on November 8, 1999).
10.12	—	Letter Agreement and Term Sheets, dated March 28, 2000, among At Home Corporation, AT&T Corp., Comcast Corporation and Cox Communications, Inc. (incorporated by reference to Exhibit 1 to Schedule 13D/A filed by AT&T Corp. on March 30, 2000 with respect to At Home Corporation).
10.13	—	Share Issuance Agreement, dated as of May 18, 2001, among Cox Communications, Inc., Cox@Home, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.1 to Cox’s Current Report on Form 8-K, dated May 8, 2001 and filed with the Commission on May 25, 2001).
10.14	—	Letter Agreement, dated as of December 3, 2001, among Comcast Cable Communications, Inc., Cox Communications, Inc., Rogers Cable Inc., Insight Communications Company, L.P., Insight Communications Midwest, LLC and Insight Kentucky Partners II, L.P., Mediacom LLC and Mediacom Broadband LLC and affiliates, and Midcontinent Communications, the Official Committee of Unsecured Creditors appointed in At Home Corporation’s Chapter 11 bankruptcy case and At Home Corporation (incorporated by reference to Exhibit 10.15 to Cox’s Annual Report on Form 10-K, filed with the Commission on March 26, 2002).
10.15	—	Cox Communications, Inc. Stock Option Plan for Non-Employees (management contract or compensatory plan).
13	—	Portions of the 2002 Summary Annual Report (expressly incorporated by reference in Part II, Item 5 of this report).
21	—	Subsidiaries of Cox Communications, Inc.
23	—	Consent of Deloitte & Touche LLP.
24	—	Powers of Attorney (included on the signatures page to this report).
99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

Form 8-K dated November 21, 2002 (filed November 21, 2002) filing under Item 5 certain financial information for incorporation by reference in its registration statements filed with the SEC.

Form 8-K dated December 18, 2002 (filed December 23, 2002) filing under Item 5 the announcement of the retirement of David E. Easterly from Cox’s Board of Directors, effective December 31, 2002, and the election of G. Dennis Berry to Cox’s Board of Directors, effective January 1, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COX COMMUNICATIONS, INC.

By:	/s/ JAMES O. ROBBINS

James O. Robbins
President and Chief Executive Officer

Date: March 31, 2003

POWER OF ATTORNEY

      Cox Communications, Inc., a Delaware corporation, and each person whose signature appears below, constitutes and appoints James O. Robbins and Jimmy W. Hayes, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cox Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. KENNEDY James C. Kennedy	Chairman of the Board of Directors	March 31, 2003

/s/ JAMES O. ROBBINS James O. Robbins	President and Chief Executive Officer; Director (principal executive officer)	March 31, 2003

/s/ JIMMY W. HAYES Jimmy W. Hayes	Executive Vice President, Finance Chief Financial Officer (principal financial officer)	March 31, 2003

/s/ WILLIAM J. FITZSIMMONS William J. Fitzsimmons	Vice President of Accounting & Financial Planning (principal accounting officer)	March 31, 2003

Signature	Title	Date

/s/ JANET M. CLARKE Janet M. Clarke	Director	March 31, 2003

/s/ G. DENNIS BERRY G. Dennis Berry	Director	March 31, 2003

/s/ RODNEY W. SCHROCK Rodney W. Schrock	Director	March 31, 2003

/s/ ROBERT C. O’LEARY Robert C. O’Leary	Director	March 31, 2003

/s/ ANDREW J. YOUNG Andrew J. Young	Director	March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14 OF THE

SECURITIES EXCHANGE ACT OF 1934

I, James O. Robbins, President and Chief Executive Officer of Cox Communications, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Cox Communications, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JAMES O. ROBBINS

James O. Robbins
President and Chief Executive Officer

March 31, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE

SECURITIES EXCHANGE ACT OF 1934

I, Jimmy W. Hayes, Executive Vice President, Finance and Chief Financial Officer of Cox Communications, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Cox Communications, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JIMMY W. HAYES

Jimmy W. Hayes
Executive Vice President, Finance
and Chief Financial Officer

March 31, 2003

www.cox.com