Form 10-K/A
period 2002-12-31
COX COMMUNICATIONS INC /DE/
filed 2003-04-18
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

COX COMMUNICATIONS, INC.
2002 FORM 10-K/A ANNUAL REPORT

Item 14. Disclosure Controls and Procedures	2
Signatures	3
Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934	5
Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934	6

Explanatory Note

This annual report on Form 10-K/A is being filed to amend Item 14. “Disclosure Controls and Procedures.” Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 14. “Disclosure Controls and Procedures” as amended. In this Form 10-K/A, “Cox,” refers to Cox Communications, Inc. and its subsidiaries.

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

     Cox’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COX COMMUNICATIONS, INC.

		By:	/s/ JAMES O. ROBBINS James O. Robbins President and Chief Executive Officer

Date:	April 18, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cox Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

* James C. Kennedy	Chairman of the Board of Directors	April 18, 2003

/s/ JAMES O. ROBBINS James O. Robbins	President and Chief Executive Officer; Director (principal executive officer)	April 18, 2003

/s/ JIMMY W. HAYES Jimmy W. Hayes	Executive Vice President, Finance Chief Financial Officer (principal financial officer)	April 18, 2003

/s/ WILLIAM J. FITZSIMMONS William J. Fitzsimmons	Vice President of Accounting & Financial Planning (principal accounting officer)	April 18, 2003

* Janet M. Clarke	Director	April 18, 2003

* G. Dennis Berry	Director	April 18, 2003

* Rodney W. Schrock	Director	April 18, 2003

* Robert C. O’Leary	Director	April 18, 2003

* Andrew J. Young	Director	April 18, 2003

* POWER OF ATTORNEY

James O. Robbins, by signing his name hereto, does sign this document on behalf of each of the persons indicated above for whom he is attorney-in-fact pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

By	/s/ James O. Robbins James O. Robbins President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14 OF THE
SECURITIES EXCHANGE ACT OF 1934

     I, James O. Robbins, President and Chief Executive Officer of Cox Communications, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Cox Communications, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     [This certification is intentionally omitted because this annual report does not contain financial statements or other financial information];

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 18, 2003

/s/ James O. Robbins James O. Robbins President and Chief Executive Officer

     CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE
SECURITIES EXCHANGE ACT OF 1934

     I, Jimmy W. Hayes, Executive Vice President, Finance and Chief Financial Officer of Cox Communications, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Cox Communications, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     [This certification is intentionally omitted because this annual report does not contain financial statements or other financial information];

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 18, 2003

/s/ Jimmy W. Hayes Jimmy W. Hayes Executive Vice President, Finance and Chief Financial Officer