Form 10-Q
period 2003-03-31
COX COMMUNICATIONS INC /DE/
filed 2003-05-09
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

      There were 592,657,908 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of May 1, 2003.

Cox Communications, Inc.
Form 10-Q
For the Quarter Ended March 31, 2003

Part I – Financial Information

Item 1.     Condensed Consolidated Financial Statements

Cox Communications, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2003	2002

	(unaudited)
	(Thousands of Dollars)
Assets
Current assets
Cash	$120,868	$228,704
Accounts and notes receivable, less allowance for doubtful accounts of $27,170 and $33,607	318,352	354,928
Amounts due from Cox Enterprises, Inc. (CEI)	—	21,109
Other current assets	294,959	267,341

Total current assets	734,179	872,082

Net plant and equipment	7,764,822	7,793,178
Investments	429,234	397,435
Intangible assets	15,695,876	15,724,288
Other noncurrent assets	215,685	218,166

Total assets	$24,839,796	$25,005,149

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$658,383	$727,877
Other current liabilities	224,200	216,235
Current portion of long-term debt	90,356	393,040
Amounts due to CEI	49,821	—

Total current liabilities	1,022,760	1,337,152

Deferred income taxes	6,785,928	6,750,635
Other noncurrent liabilities	186,516	175,912
Long-term debt, less current portion	7,028,342	6,922,957

Total liabilities	15,023,546	15,186,656

Commitments and contingencies (Note 10)

Minority interest in equity of consolidated subsidiaries	135,673	133,403

Shareholders’ equity
Series A preferred stock – liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 4,836,372	4,836	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 598,164,557 and 598,076,894; shares outstanding: 592,643,914 and 592,567,757	598,164	598,077
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	4,551,193	4,549,029
Retained earnings	4,609,201	4,638,422
Accumulated other comprehensive income	102,251	79,465
Class A common stock in treasury, at cost: 5,520,643 and 5,509,137 shares	(212,666)	(212,337)

Total shareholders’ equity	9,680,577	9,685,090

Total liabilities and shareholders’ equity	$24,839,796	$25,005,149

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Operations

	Three Months
	Ended March 31

	2003	2002

	(unaudited)
	(Thousands of Dollars, excluding share data)
Revenues
Residential
Video	$898,942	$833,859
Data	194,218	121,565
Telephony	107,093	72,752
Other	22,152	20,545

Total residential revenues	1,222,405	1,048,721
Commercial	63,369	49,795
Advertising	80,508	79,526

Total revenues	1,366,282	1,178,042
Costs and expenses
Cost of services (excluding depreciation)	583,616	507,384
Selling, general and administrative expenses	303,212	278,593
Depreciation and amortization	384,320	325,792

Operating income	95,134	66,273
Interest expense	(129,824)	(127,617)
Gain (loss) on derivative instruments, net	(2,503)	719,763
Loss on investments, net	(1,751)	(408,730)
Equity in net losses of affiliated companies	(2,164)	(2,813)
Other, net	(341)	735

Income (loss) before income taxes and minority interest	(41,449)	247,611
Income tax expense (benefit)	(14,498)	99,970

Income (loss) before minority interest	(26,951)	147,641
Minority interest, net of tax	(2,270)	(12,069)

Net income (loss)	$(29,221)	$135,572

Share data
Basic net income (loss) per share
Basic weighted-average shares outstanding	620,223,074	600,726,931
Basic net income (loss) per share	$(0.05)	$0.23
Diluted net income (loss) per share
Diluted weighted-average shares outstanding	620,223,074	608,036,632
Diluted net income (loss) per share	$(0.05)	$0.22

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statement of Shareholders’ Equity

							Class A
						Accumulated	Common
	Series A	Common Stock		Additional		Other	Stock in
	Preferred			Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income	at Cost	Total	Income (Loss)

	(unaudited)
	(Thousands of Dollars)
December 31, 2002	$4,836	$598,077	$27,598	$4,549,029	$4,638,422	$79,465	$(212,337)	$9,685,090
Net loss					(29,221)			(29,221)	$(29,221)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		87		2,164				2,251
Shares surrendered in connection with vesting of restricted stock							(329)	(329)
Change in net accumulated unrealized gain on securities, net of tax									22,786

Other comprehensive income						22,786		22,786	22,786

Comprehensive loss									$(6,435)

March 31, 2003	$4,836	$598,164	$27,598	$4,551,193	$4,609,201	$102,251	$(212,666)	$9,680,577

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months
	Ended March 31

	2003	2002

	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net income (loss)	$(29,221)	$135,572
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	384,320	325,792
(Gain) loss on derivative instruments, net	2,503	(719,763)
Deferred income taxes	21,028	131,176
Loss on investments, net	1,751	408,730
Equity in net losses of affiliated companies	2,164	2,813
Minority interest, net of tax	2,270	12,069
Decrease in accounts and notes receivable	36,575	29,096
Decrease in other assets	21,152	1,349
Decrease in accounts payable and accrued expenses	(84,097)	(17,556)
Increase (decrease) in taxes payable	(37,549)	66,238
Other, net	34,970	45,220

Net cash provided by operating activities	355,866	420,736

Cash flows from investing activities
Capital expenditures	(325,684)	(515,398)
Investments in affiliated companies	(2,949)	(3,549)
Proceeds from the sale of investments	—	1,316,276
(Increase) decrease in amounts due from CEI	21,109	(232,042)
Other, net	(3,218)	(2,143)

Net cash provided by (used in) investing activities	(310,742)	563,144

Cash flows from financing activities
Commercial paper borrowings (repayments), net	98,210	(727,384)
Repayment of debt	(315,739)	(252,969)
Proceeds from exercise of stock options	1,286	2,761
Distributions paid on capital and preferred securities of subsidiary trusts	—	(15,472)
Increase in amounts due to CEI	49,821	—
Other, net	13,462	57,418

Net cash used in financing activities	(152,960)	(935,646)

Net increase (decrease) in cash	(107,836)	48,234
Cash at beginning of period	228,704	86,860

Cash at end of period	$120,868	$135,094

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended March 31, 2003

1.     Organization and Basis of Presentation

      Cox Communications, Inc. (Cox), an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is a multi-service broadband communications company serving approximately 6.5 million customers nationwide. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.

      The accompanying unaudited condensed consolidated financial statements of Cox have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     Summary of Significant Accounting Policies

      The following is a summary of certain significant accounting policies. For a detailed description of all of Cox’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies and Other Items” contained in Cox’s Annual Report on Form 10-K for the year ended December 31, 2002.

Use of Estimates

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

Stock Compensation Plans

      At March 31, 2003, Cox had two stock-based compensation plans for employees, a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP), which are more fully described in Cox’s Annual Report on Form 10-K for the year ended December 31, 2002. Cox accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

      The following table illustrates the effect on net income (loss) and net income (loss) per share if Cox had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended March 31

	2003	2002

	(Thousands of Dollars,
	excluding per share data)
Net income (loss), as reported	$(29,221)	$135,572
Add: Stock-based compensation, as reported	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(4,765)	(5,463)

Pro forma net income (loss)	$(33,986)	$130,109
Earnings (loss) per share:
Basic earnings (loss) per share – as reported	$(0.05)	$0.23
Basic earnings (loss) per share – pro forma	(0.05)	0.22
Diluted earnings (loss) per share – as reported	$(0.05)	$0.22
Diluted earnings (loss) per share – pro forma	(0.05)	0.21

Recently Issued Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective for the first interim or annual reporting period beginning after June 15, 2003 for existing variable interest entities and is effective immediately for variable interest entities created after January 31, 2003. Cox does not currently hold any interest in variable interest entities.

Reclassifications

      Certain amounts in the 2002 condensed consolidated financial statements have been reclassified for comparative purposes.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

3.     Investments

	March 31	December 31
	2003	2002

	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$299,166	$262,939
Trading securities	85,020	85,410
Derivative instruments	1,854	6,137
Equity method investments	33,100	31,714
Investments stated at cost	10,094	11,235

Total investments	$429,234	$397,435

Investments Stated at Fair Value

      The aggregate cost of Cox’s investments stated at fair value at March 31, 2003 and December 31, 2002 was $174.2 million and $175.0 million, respectively. Gross unrealized gains on investments were $166.3 million at March 31, 2003, and gross unrealized gains and losses on investments were $129.6 million and $0.4 million, respectively, at December 31, 2002. For the three months ended March 31, 2003, gross realized losses on investments stated at fair value were $1.8 million. For the three months ended March 31, 2002, gross realized gains and losses on investments stated at fair value were $37.0 million and $445.7 million, respectively. Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in Note 6. “Derivative Instruments and Hedging Activities.”

      Sprint PCS. At March 31, 2003, Cox’s investment in Sprint Corporation’s PCS Group (Sprint PCS) was comprised of 66.7 million shares of Sprint PCS common stock and warrants and convertible preferred stock, which are exercisable for or convertible into approximately 10.3 million shares of Sprint PCS common stock. The estimated fair value of Cox’s investment in Sprint PCS was $345.4 million and $349.2 million at March 31, 2003 and December 31, 2002, respectively.

      In April 2003, Cox sold its Sprint PCS warrants, which were exercisable for approximately 6.3 million shares of Sprint PCS common stock, for nominal consideration. Cox expects to recognize a nominal loss in the second quarter of 2003 as a result of this sale.

Other

      Cox has several other fair value, equity and cost method investments that were not, individually or in the aggregate, significant in relation to the Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002.

4.     Intangible Assets

      On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Cox has determined that its franchise value intangible assets have an indefinite useful life. Cox assesses franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measures the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. In performing its January 1, 2003 annual impairment test, Cox considered the guidance contained in Emerging Issues Task Force

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, whereby Cox considered assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 1, 2003 impairment test resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Condensed Consolidated Statement of Operations.

      Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets, which are no longer be amortized:

	March 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(Thousands of Dollars)
Intangible assets subject to amortization	$47,703	$17,092	$30,611	$47,095	$15,788	$31,307
Franchise value			$15,665,265			$15,692,981

Total intangible assets			$15,695,876			$15,724,288

5.     Debt

	March 31	December 31
	2003	2002

	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	98,210	—
Medium-term notes	391,296	391,274
Notes and debentures	5,050,369	5,352,489
Exchangeable subordinated debentures	1,308,849	1,296,070
Zero coupon debt	46,720	41,377
Capitalized lease obligations	207,735	219,217
Other	15,519	15,570

	7,118,698	7,315,997
Less current portion	90,356	393,040

Total long-term debt	$7,028,342	$6,922,957

      See Note 6. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivative instruments embedded in the exchangeable subordinated debentures and zero-coupon debt, which have been classified as a component of debt in the Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

Revolving Credit Facilities

      Cox has a $1.1 billion 364-day credit agreement available through June 27, 2003 and a $0.9 billion 5-year credit agreement available through September 26, 2005. The 364-day credit agreement has a “term-out” feature that allows Cox to extend the maturity of its 364-day credit agreement for an additional two years at maturity. At Cox’s election, the interest rate on these credit agreements is based on London Interbank Offered Rate (LIBOR), the certificate of deposit rate plus varying percentages or an alternate base rate. These credit agreements also impose a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow, a measure of performance not calculated in accordance with accounting principles generally accepted in the United States of America, and a utilization fee based on the level of borrowings. Cox had no borrowings outstanding under either credit agreement at March 31, 2003 and December 31, 2002.

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

      A series of Cox’s outstanding debt securities due 2033, representing $250.0 million aggregate principal amount, is subject to remarketing in July 2003. If the remarketing occurs, the maturity date on these debt securities will remain August 1, 2033. If the remarketing does not occur, Cox will be required to redeem such securities, and may pay a premium to the remarketing dealer. Cox intends to refinance such securities with the issuance of new debt or use of capacity from existing credit facilities. As a result, these debt securities are classified as long-term debt on Cox’s Condensed Consolidated Balance Sheet at March 31, 2003.

Exchangeable Subordinated Debentures

      Exchangeable subordinated debentures at March 31, 2003 are comprised of: $1.3 billion aggregate original principal amount of exchangeable subordinated debentures, referred to as PRIZES, which were issued in November 1999 and are due November 2029; $275.0 million aggregate original principal amount of exchangeable subordinated debentures, referred to as Premium PHONES, which were issued in March 2000 and are due March 2030; and $1.8 billion aggregate principal amount at maturity of exchangeable subordinated discount debentures, referred to as Discount Debentures, which were issued in April 2000 and are due April 2020. The Discount Debentures were issued with an aggregate original issue discount of $1.1 billion.

      The original principal amount of the PRIZES, Premium PHONES and Discount Debentures are indexed to the trading price of Sprint PCS common stock. Accordingly, if the fair value of the Sprint PCS common stock rises above the market price at the time of issuance, Cox may be obligated to pay an additional amount in excess of the original principal at maturity or upon the holders’ exchange of the PRIZES, Premium PHONES and Discount Debentures. As of May 5, 2003, Cox and the trustee under the indenture governing the terms of the Premium PHONES executed the Sixth Supplemental Indenture pursuant to which Cox’s right to deliver Sprint PCS common stock to a holder upon settlement of such holder’s exchange of Premium PHONES was terminated. The Discount Debentures are exchangeable at the holders’ option for cash

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

based on the value of shares of Sprint PCS common stock, and Cox, may elect, in its sole discretion, to deliver shares of Sprint PCS common stock to a holder upon a settlement of such holder’s exchange. The PRIZES and Premium Phones are exchangeable at the holders’ option for cash based on the value of shares of Sprint PCS common stock. With respect to the Discount Debentures, the holders may also require Cox to repurchase these securities on certain dates prior to maturity at a purchase price equal to the adjusted principal amount plus any accrued and unpaid interest. See Note 6. “Derivative Instruments and Hedging Activities” for more information regarding the accounting for the exchangeable subordinated debentures.

      On May 6, 2003, Cox launched tender offers to purchase any and all of its outstanding PRIZES and any and all of its outstanding Premium PHONES for cash. Each PRIZES will be purchased at a price of $39.50 for each $88.50 original principal amount of the PRIZES, and each Premium PHONES will be purchased at a price of $581.25 for each $1,000 original principal amount of the Premium PHONES, if validly tendered before 5:00 p.m., New York City time, on May 19, 2003. After May 19, 2003, but before the expiration of the offers at 5:00 p.m., New York City time, on June 4, 2003, unless extended by Cox, each validly tendered PRIZES will be purchased at a price of $37.50 per PRIZES, and each validly tendered Premium PHONES will be purchased at a price of $561.25 per Premium PHONES. In either case, holders of the PRIZES and Premium PHONES that validly tender their securities will receive accrued and unpaid interest up to but excluding the settlement date.

      Cox cannot predict how many holders will tender their securities pursuant to the tender offers. Cox may terminate either or both tender offers at any time in its sole discretion. Cox’s obligation to accept for purchase, and pay for, either PRIZES or Premium PHONES is not, however, conditioned upon the acceptance for purchase of and payment for the other series or upon a minimum principal amount of PRIZES or Premium PHONES being tendered.

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

      In March 2003, Cox entered into two new interest rate swap agreements expiring on August 1, 2008 with a notional amount of $100.0 million each to convert $200.0 million of fixed rate senior debt securities to a floating rate. The swaps have been designated as fair value hedges of the underlying debt securities, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

      The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swap agreements at March 31, 2003 and December 31, 2002:

	March 31	December 31
	2003	2002

Notional amount (in thousands)	$1,350,000	$1,150,000
Weighted average fixed interest rate received	7.24%	7.38%
Weighted average floating interest rate paid	2.77%	3.10%
Maturity	2004 - 2008	2004 - 2006

      As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced by $13.8 million and $12.9 million, respectively, during the three months ended March 31, 2003 and 2002.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

6.     Derivative Instruments and Hedging Activities

      Cox accounts for derivative instruments in accordance with SFAS No. 133, which requires all freestanding and embedded derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and accounted for as either fair value hedges or cash flow hedges pursuant to the provisions of SFAS No. 133.

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

      Cox recorded pre-tax loss on derivative instruments of $2.5 million during the three months ended March 31, 2003 and a pre-tax gain on derivative instruments of $719.8 million during the three months ended March 31, 2002. In addition, cumulative derivative adjustments made in accordance with SFAS No. 133, which are classified as a component of debt in the Condensed Consolidated Balance Sheets, reduced reported indebtedness by approximately $1.4 billion at March 31, 2003 and December 31, 2002. The following is a detail of Cox’s gain (loss) on derivative instruments for the three months ended March 31, 2003 and 2002 followed by a summary of Cox’s derivative instruments.

	Three Months Ended
	March 31

	2003	2002

Equity collar arrangements	$—	$268,755
Zero-coupon debt	1,632	226,301
Exchangeable subordinated debentures	150	287,240
Stock purchase warrants	(4,285)	(62,533)

Total derivative gain (loss)	$(2,503)	$719,763

Interest Rate Swap Agreements

      Cox utilizes interest rate swap agreements designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Condensed Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $113.4 million and $112.1 million at March 31, 2003 and December 31, 2002, respectively.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

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

Zero-Coupon Debt

      Cox has a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. These contracts mature at various dates between 2004 and 2006, and at Cox’s election, may be settled in cash or shares of Sprint PCS common stock. These contracts meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derives its value, in part, based on the trading price of Sprint PCS common stock. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative asset of $401.7 million and $400.1 million at March 31, 2003 and December 31, 2002, respectively, and have been classified as a component of the zero-coupon debt instruments. Accordingly, the carrying value of the zero-coupon debt instruments, net of the embedded derivative assets, amounted to a net liability of $46.7 million and $41.4 million at March 31, 2003 and December 31, 2002, respectively, and have been classified within debt in the Condensed Consolidated Balance Sheets.

Exchangeable Subordinated Debentures

      Cox has three series of exchangeable subordinated debentures outstanding, referred to as PRIZES, Premium PHONES and Discount Debentures, as further described in Note 5. “Debt.” The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives, in part, its value based on the trading price of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $0.4 million and $0.6 million at March 31, 2003 and December 31, 2002, respectively, and have been classified as a component of the corresponding exchangeable subordinated debt instruments. Accordingly, the aggregate carrying value of the exchangeable subordinated debt instruments, including the embedded derivative obligations, amounted to $1,308.8 million and $1,296.1 million at March 31, 2003 and December 31, 2002, respectively, and have been classified within debt in the Condensed Consolidated Balance Sheets.

Stock Purchase Warrants

      Cox holds warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by the delivery of net shares such that Cox pays no cash upon exercise are deemed freestanding derivative instruments, as prescribed by SFAS No. 133. Cox has not designated net share warrants as hedging instruments; accordingly, changes in the fair value of these

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $1.9 million and $6.1 million at March 31, 2003 and December 31, 2002, respectively, and has been classified as a component of investments in the Condensed Consolidated Balance Sheets.

7.     Earnings Per Share

      For the three months ended March 31, 2003, 25.2 million Class A common shares related to employee stock-based compensation plans, convertible senior notes and convertible preferred stock were not included in the computation of diluted earnings per share, because such effects would have been antidilutive for the period.

      The following table reconciles the numerator and the denominator of the basic and diluted per share computations for income from operations for the three months ended March 31, 2002:

Three Months
Ended
March 31, 2002

(Thousands of Dollars,
excluding per share data)

Income from continuing operations (A)	$135,572

Basic weighted-average shares outstanding (B)	600,727
Effect of dilutive securities:
Employee stock purchase plan	1
Convertible preferred stock	7,309

Diluted weighted-average shares outstanding (C)	608,037

Earnings per share
Basic earnings per share (A/B)	$0.23

Diluted earnings per share (A/C)	$0.22

      For the three months ended March 31, 2002, 44.4 million common shares related to employee stock-based compensation plans, convertible senior notes and the effect of Cox-obligated capital and preferred securities of subsidiary trusts were not included in the computation of diluted earnings per share, because such effects would have been antidilutive for the period.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

8.     Transactions with Affiliated Companies

      Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. The amount due to CEI from Cox was $49.8 million at March 31,2003, and the amount due from CEI to Cox was approximately $21.1 million at December 31, 2002. The interest rate was 1.5% and 1.8% at March 31, 2003 and December 31, 2002, respectively. Included in amounts due from (to) CEI are the following transactions:

(Thousands of Dollars)

Intercompany due from CEI, December 31, 2002	$21,109
Cash transferred to CEI	(791)
Net operating expense reimbursements	(70,139)

Intercompany due to CEI, March 31, 2003	$(49,821)

9.     Supplemental Financial Information

	March 31	December 31
	2003	2002

	(Thousands of Dollars)
Other current assets
Inventory	$78,213	$96,967
Income tax receivable	168,459	119,754
Prepaid assets	38,896	41,522
Other	9,391	9,098

Total other current assets	$294,959	$267,341

Other current liabilities
Deposits and advances	$87,173	$80,816
Other	137,027	135,419

Total other current liabilities	$224,200	$216,235

	Three Months Ended
	March 31

	2003	2002

	(Thousands of Dollars)
Additional cash flow information
Cash paid for interest	$93,598	$119,837
Cash paid (received) for income taxes	2,477	(96,906)

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

10.     Commitments and Contingencies

      In connection with certain of Cox’s recent acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of March 31, 2003, Cox believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.

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

      On August 23, 2002, plaintiff Redefining Progress, on behalf of itself and all others similarly situated, sued Fax.com, Inc., Cox Business Services, L.L.C. and others in United States District Court for the Northern District of California, alleging that Fax.com has sent numerous unsolicited advertisements by facsimile in violation of a federal statute. The complaint alleges that Cox Business Services, which provides telecommunications services to Fax.com, is also liable for the facsimiles in violation of the Telephone Consumer Protection Act of 1991 (TCPA), Sections 206 and 207 of the Telecommunications Act of 1996 and certain state laws. The suit seeks an award of statutory damages in the amount of $500 for each violation of the TCPA, treble damages, injunctive relief, the establishment of a constructive trust and other relief. On October 11, 2002, Cox Business Services moved to dismiss for lack of subject matter jurisdiction, for failure to state a claim, and based on the primary jurisdiction of the FCC. On March 3, 2003, the court granted Cox Business Services’ motion to dismiss for lack of subject matter jurisdiction. The time for appeal has expired. A nearly identical federal court suit was filed in the United States District Court for the Northern District of California on September 4, 2002 by plaintiff Daniel David, on behalf of himself and all others similarly situated, against Fax.com, Cox Business Services, and others, but was not served until December 4, 2002. The David suit was reassigned to the same judge presiding over the suit filed by Redefining Progress, and it asserts substantially the same claims and seeks substantially the same relief. The David suit was stayed pending the outcome of Cox Business Services’ motion to dismiss the Redefining Progress suit. Cox Business Services intends to defend these actions vigorously. Their outcomes cannot be predicted at this time.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

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

      Cox @Home, Inc., a wholly-owned subsidiary of Cox, is a stockholder of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. On September 24, 2002, a committee of bondholders of Excite@Home sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleges the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. Briefing is completed. The Court has not yet decided the motion. Cox and Cox @Home intend to defend this action vigorously. The outcome cannot be predicted at this time.

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

      On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers of Excite@Home, among others. Cox was served on May 10, 2002. This case has been consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in that case, naming Cox as a defendant, was filed and served on November 7, 2002. The putative class includes persons who purchased shares of Excite@Home common stock between the time period March 28, 2000 and September 28, 2001. The sole count against Cox asserts a claim against Cox as a “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2003 and 2002.

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

Results of Operations

      The following table sets forth summarized consolidated financial information for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31

	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Revenues	$1,366,282	$1,178,042	$188,240	16%
Costs and expenses	886,828	785,977	100,851	13%
Depreciation and amortization	384,320	325,792	58,528	18%

Operating income	95,134	66,273	28,861	44%
Interest expense	(129,824)	(127,617)	(2,207)	2%
Gain (loss) on derivative instruments, net	(2,503)	719,763	(722,266)	(100)%
Loss on investments, net	(1,751)	(408,730)	406,979	(100)%
Equity in net losses of affiliated
companies	(2,164)	(2,813)	649	(23)%
Other, net	(341)	735	(1,076)	(146)%
Income tax (expense) benefit	14,498	(99,970)	114,468	(115)%
Minority interest, net of tax	(2,270)	(12,069)	9,799	(81)%

Net income (loss)	$(29,221)	$135,572	$(164,793)	(122)%

Revenues

      The following table sets forth summarized revenue information for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31

	2003	% of Total	2002	% of Total	$ Change	% Change

	(Thousands of Dollars)
Residential
Video	$898,942	66%	$833,859	71%	$65,083	8%
Data	194,218	14%	121,565	10%	72,653	60%
Telephony	107,093	8%	72,752	6%	34,341	47%
Other	22,152	2%	20,545	2%	1,607	8%

Total residential	1,222,405	90%	1,048,721	89%	173,684	17%
Commercial	63,369	4%	49,795	4%	13,574	27%
Advertising	80,508	6%	79,526	7%	982	1%

Total revenues	$1,366,282	100%	$1,178,042	100%	$188,240	16%

      The 16% increase in total revenues is primarily attributable to:

•	a 38% increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	a 7% increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability;

•	a $5 per month price increase on high-speed Internet access adopted in certain markets in the fourth quarter of 2002 and in most of Cox’s remaining markets in the first quarter of 2003; and

•	an increase in commercial broadband customers.

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

Costs and expenses

      The following table sets forth summarized operating expenses for the three months ended March 31, 2003 and 2002.

	Three Months Ended
	March 31

	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Cost of services
Programming costs	$294,645	$258,761	$35,884	14%
Other cost of services	288,971	248,623	40,348	16%

Total cost of services	583,616	507,384	76,232	15%
Selling, general and administrative
Marketing	62,436	65,555	(3,119)	(5)%
General and administrative	240,776	213,038	27,738	13%

Total selling, general and administrative	303,212	278,593	24,619	9%

Total costs and expenses	$886,828	$785,977	$100,851	13%

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

      Cost of services increased 15% over 2002 primarily due to a 14% increase in programming costs reflecting programming rate increases and customer growth. Approximately 12% of the increase in programming costs was attributable to programming rate increases, and 2% was related to digital customer growth. Other cost of services increased 16%, primarily due to:

•	1.2 million in net additions of basic and advanced-service customers over the last twelve months;

•	increased labor costs due to the transition from upgrade construction and new product launches to maintenance and related customer costs directly associated with the growth of new subscribers; partially offset by

•	a one-time non-recurring charge of approximately $9.8 million taken in the first quarter of 2002 associated with the continuation of Excite@Home high-speed Internet service following the bankruptcy of Excite@Home.

      Selling, general and administrative expenses include marketing, salaries and benefits, maintenance and support, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased 9% primarily due to:

•	a 13% increase in general and administrative expenses primarily relating to increased salaries and benefits and increased headcount; partially offset by

•	a 5% decrease in marketing expense primarily due to differences in the timing of certain advertising and marketing promotions between 2002 and 2003.

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

Depreciation and amortization

      Depreciation and amortization increased to $384.3 million from $325.8 million in the first quarter of 2002 due to a non-cash impairment charge of $25.0 million, as further described below, and an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services. Cox will continue to invest in its broadband network and new services, which management expects will result in increased revenues to offset increased depreciation expense.

      In performing its January 1, 2003 annual impairment test, Cox considered the guidance contained in EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, whereby Cox considered assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 1, 2003 impairment test resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Condensed Consolidated Statement of Operations.

Operating income

      Operating income for the first quarter of 2003 was $95.1 million compared to $66.3 million for the first quarter of 2002. Operating income for the first quarter of 2002 includes a one-time non-recurring net charge of approximately $9.8 million associated with the continuation of Excite@Home high-speed Internet service following the bankruptcy of Excite@Home. The increase in operating income, after adjusting for the one-time charge, was primarily attributable to a 16% increase in revenues.

Interest expense

      Interest expense increased 2% to $129.8 million primarily due to the issuance of $1.0 billion aggregate principal amount of 7.125% senior notes in September 2002. This increase was offset by a decrease in the interest rate on Cox’s exchangeable subordinated debentures, known as the PRIZES, from 7.75% to 2% in November 2002 in accordance with the terms of the PRIZES and increased interest savings as a result of Cox’s interest rate swap agreements.

Gain (loss) on derivative instruments, net

      During the first quarter of 2003, Cox recorded a $2.5 million pre-tax loss on derivative instruments, which was comprised of the following:

•	a $4.3 million pre-tax loss due to a decrease in the fair value of Cox’s stock purchase warrants. The decrease in fair value of these warrants was primarily attributed to the decrease in the fair value of the underlying equity security during the quarter; partially offset by

•	a $1.6 million pre-tax gain due to a decrease in the fair value of the embedded derivatives contained in Cox’s zero-coupon debt. The decrease in fair value of these embedded derivatives was primarily attributed to the decrease in the trading price of Sprint PCS and the change in U.S. Treasury rates and Cox’s credit spreads during the quarter.

      The $719.8 million pre-tax gain on derivative instruments for the first quarter of 2002 was comprised of a $287.2 million pre-tax gain due to a decrease in the fair value of the embedded derivatives in Cox’s exchangeable subordinated debentures, a $226.3 million pre-tax gain due to a decrease in the fair value of the embedded derivatives contained in Cox’s zero-coupon debt; and a $206.3 million pre-tax gain due to a decrease in the fair value of certain derivative instruments associated with Cox’s investments, including Sprint PCS, AT&T and AT&T Wireless.

Loss on investments, net

      Net loss on investments of $1.8 million for the first quarter of 2003 is primarily due to a decline in the fair value of certain investments considered to be other than temporary and a pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading. The net loss on investments for the comparable period in 2002 was primarily due to a pre-tax loss related to the sale of 23.9 million shares of AT&T Wireless common stock and a pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading.

Equity in net losses of affiliated companies

      Equity in net losses decreased 23% to $2.2 million. Generally, these losses are attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Minority interest, net of tax

      Minority interest, net of tax, decreased 81% to $2.3 million for the first quarter of 2003. This was primarily due to the settlement of Cox’s obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS, in 2002. The distributions on these securities represented minority interest.

Net income (loss)

      Net loss for the first quarter of 2003 was $29.2 million compared to net income of $135.6 million for the comparable period in 2002.

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

      During the three months ended March 31, 2003, Cox made capital expenditures of $325.7 million. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises, costs to upgrade and rebuild Cox’s broadband network to allow for the delivery of advanced broadband services and costs associated with network equipment used to enter new service areas.

      Capital expenditures for the year ending 2003 are expected to be approximately $1.6 billion. Cox expects depreciation expense to increase due to its continued investment in its broadband network. However, management expects increased revenues to offset increased depreciation expense. Cox does not expect to make any material acquisitions or cable systems exchanges in 2003, although management continuously reviews industry and economic conditions to identify opportunities.

      During the three months ended March 31, 2003, Cox repaid $315.7 million of debt, which primarily consisted of the repurchase of a portion of its convertible senior notes.

Sources of Cash

      During the three months ended March 31, 2003, Cox generated $355.9 billion from operating activities. Net commercial paper borrowings during the first three months of 2003 were $98.2 million.

Other

      At March 31, 2003, Cox had approximately $7.1 billion of outstanding indebtedness (net of cumulative derivative adjustments made in accordance with SFAS No. 133 which reduced reported indebtedness by approximately $1.4 billion). In addition, Cox had approximately $2.0 billion of total available financing capacity under its revolving credit facilities and commercial paper program at March 31, 2003.

Recent Developments

      In April 2003, Cox sold its Sprint PCS warrants, which were exercisable for approximately 6.3 million shares of Sprint PCS common stock, for nominal consideration. Cox expects to recognize a nominal loss in the second quarter of 2003 as a result of this sale.

      On May 6, 2003, Cox launched tender offers to purchase any and all of its outstanding PRIZES and any and all of its outstanding Premium PHONES for cash. The tender offers are being made in connection with Cox’s continuing efforts to reduce its long-term obligations and simplify its balance sheet. Each PRIZES will be purchased at a price of $39.50 for each $88.50 original principal amount of the PRIZES, and each Premium PHONES will be purchased at a price of $581.25 for each $1,000 original principal amount of the Premium PHONES, if validly tendered before 5:00 p.m., New York City time, on May 19, 2003. After May 19, 2003, but before the expiration of the offers at 5:00 p.m., New York City time, on June 4, 2003, unless extended by Cox, each validly tendered PRIZES will be purchased at a price of $37.50 per PRIZES, and each validly tendered Premium PHONES will be purchased at a price of $561.25 per Premium PHONES. In either case, holders of the PRIZES and Premium PHONES that validly tender their securities will receive accrued and unpaid interest up to but excluding the settlement date. Nothing in this report should be construed as an offer to purchase any outstanding PRIZES or Premium PHONES, as such offers are only being made upon the terms and are subject to the conditions set forth in an Offer to Purchase dated May 6, 2003.

      Cox cannot predict how many holders will tender their securities pursuant to the tender offers. Cox may terminate either or both tender offers at any time in its sole discretion. Cox’s obligation to accept for purchase, and pay for, either PRIZES or Premium PHONES is not, however, conditioned upon the acceptance for purchase of and payment for the other series or upon a minimum principal amount of PRIZES or Premium PHONES being tendered.

      Cox will recognize cancellation of indebtedness income for United States federal income tax purposes to the extent that the cash paid is less than its adjusted issue price (as defined for United States federal income tax purposes) of the PRIZES and the Premium PHONES that are sold to Cox pursuant to the tender offers. Although Cox cannot provide any assurances in this regard, Cox currently expects that a substantial portion of any cancellation of indebtedness income will be offset by operating losses incurred during the current tax year. If these deductions are not available in the amount that Cox expects, however, Cox may incur substantial U.S. federal income tax liabilities. Cox may also be subject to state and local tax liability in connection with the purchase of the PRIZES and the Premium PHONES by Cox.

Recently Issued Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective for the first interim or annual reporting period beginning after June 15, 2003 for existing variable interest entities and is effective immediately for variable interest entities created after January 31, 2003. Cox does not currently hold any interest in variable interest entities.

Caution Concerning Forward-Looking Statements

      This Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. These factors include competition within the broadband communications industry, Cox’s ability to achieve anticipated subscriber and revenue growth, Cox’s success in implementing new services and other operating initiatives, and Cox’s ability to generate sufficient cash flow to meet debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the “Caution Concerning Forward-Looking Statements” section of Cox’s Annual Report on Form 10-K for the year ended December 31, 2002. Cox assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Cox has estimated the fair value of its financial instruments as of March 31, 2003 and December 31, 2002 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

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

      The fair value of interest rate swaps used for hedging purposes was approximately $113.4 million and $112.1 million at March 31, 2003 and December 31, 2002, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

      Cox’s outstanding commercial paper bears interest at current market rates and, thus, approximates fair value at March 31, 2003. Cox is exposed to interest rate volatility with respect to these variable-rate instruments. Cox did not have any variable rate instruments outstanding at December 31, 2002.

      The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at March 31, 2003 and December 31, 2002 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at March 31, 2003 and December 31, 2002 is as follows:

	March 31, 2003			December 31, 2002

			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)

	(Millions of Dollars)
Fixed-rate notes and debentures	$5,665.4	$6,215.8	$6,160.7	$5,978.6	$6,386.5	$6,432.8
Exchangeable subordinated debentures	1,308.8	1,451.8	1,680.5	1,296.1	1,409.1	1,637.6

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

Part II – Other Information

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

Item 6.     Exhibits and Reports on Form 8-K

(a)       Exhibits:

3.1	—	Amended Certificate of Incorporation of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)
3.2	—	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)
21	—	Subsidiaries of Cox Communications, Inc. (Incorporated by reference to Exhibit 21 to Cox’s Annual Report on Form 10-K, as amended, filed with the Commission on April 18, 2003.)
99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K filed during the quarter ended March 31, 2003:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.

Date: May 9, 2003	/s/ Jimmy W. Hayes

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ Jimmy W. Hayes Jimmy W. Hayes
Executive Vice President, Finance and Chief Financial Officer