Form 10-Q
period 2003-06-30
COX COMMUNICATIONS INC /DE/
filed 2003-08-08
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

     There were 592,697,329 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of July 31, 2003.

Cox Communications, Inc.
Form 10-Q
For the Quarter Ended June 30, 2003

Table of Contents

Preliminary Note

     This Quarterly Report on Form 10-Q is for the three and six-month periods ended June 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows Cox to “incorporate by reference” information that Cox files with it, which means that Cox can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that Cox files with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise.

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Cox Communications, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2003	2002

	(unaudited)
	(Thousands of Dollars)
Assets
Current assets
Cash	$148,436	$228,704
Accounts and notes receivable, less allowance for doubtful accounts of $29,722 and $33,607	334,665	354,928
Amounts due from Cox Enterprises, Inc. (CEI)	—	21,109
Other current assets	123,374	267,341

Total current assets	606,475	872,082

Net plant and equipment	7,739,245	7,793,178
Investments	304,880	397,435
Intangible assets	15,696,884	15,724,288
Other noncurrent assets	204,003	218,166

Total assets	$24,551,487	$25,005,149

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$661,028	$727,877
Other current liabilities	336,191	216,235
Current portion of long-term debt	90,797	393,040
Amounts due to CEI	8,489	—

Total current liabilities	1,096,505	1,337,152

Deferred income taxes	6,498,582	6,750,635
Other noncurrent liabilities	181,314	175,912
Long-term debt, less current portion	6,892,084	6,922,957

Total liabilities	14,668,485	15,186,656

Commitments and contingencies (Note 10)
Minority interest in equity of consolidated subsidiaries	137,317	133,403
Shareholders’ equity
Series A preferred stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 4,836,372	4,836	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 598,216,349 and 598,076,894; shares outstanding: 592,693,329 and 592,567,757	598,216	598,077
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	4,552,559	4,549,029
Retained earnings	4,726,946	4,638,422
Accumulated other comprehensive income	48,274	79,465
Class A common stock in treasury, at cost: 5,523,020 and 5,509,137 shares	(212,744)	(212,337)

Total shareholders’ equity	9,745,685	9,685,090

Total liabilities and shareholders’ equity	$24,551,487	$25,005,149

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

	(unaudited)
	(Thousands of Dollars, excluding share data)
Revenues
Residential
Video	$907,902	$857,197	$1,806,843	$1,691,056
Data	210,699	134,863	404,918	256,428
Telephony	116,450	82,395	223,543	155,147
Other	22,478	20,001	44,630	40,545

Total residential revenues	1,257,529	1,094,456	2,479,934	2,143,176
Commercial	68,137	52,057	131,506	101,853
Advertising	98,273	98,116	178,781	177,642

Total revenues	1,423,939	1,244,629	2,790,221	2,422,671
Costs and expenses
Cost of services (excluding depreciation and amortization)	594,939	523,947	1,178,558	1,031,330
Selling, general and administrative expenses	296,885	278,807	600,094	557,401
Depreciation and amortization	364,274	337,728	748,594	663,520
(Gain) loss on sale of cable systems	(469)	3,916	(469)	3,916

Operating income	168,310	100,231	263,444	166,504
Interest expense	(130,498)	(128,367)	(260,322)	(255,984)
Gain (loss) on derivative instruments, net	(24,197)	47,860	(26,700)	767,623
Gain (loss) on investments, net	124,147	(792,900)	122,395	(1,201,630)
Equity in net losses of affiliated companies	(4,354)	(20,907)	(6,518)	(23,720)
Other, net	(617)	275	(957)	1,010

Income (loss) before income taxes and minority interest	132,791	(793,808)	91,342	(546,197)
Income tax expense (benefit)	13,402	(289,178)	(1,096)	(189,208)

Income (loss) before minority interest	119,389	(504,630)	92,438	(356,989)
Minority interest, net of tax	(1,644)	(11,564)	(3,914)	(23,633)

Net income (loss)	$117,745	$(516,194)	$88,524	$(380,622)

Share data
Basic net income (loss) per share
Basic weighted-average shares outstanding	620,256,065	601,318,335	620,239,661	601,024,267
Basic net income (loss) per share	$0.19	$(0.86)	$0.14	$(0.63)
Diluted net income (loss) per share
Diluted weighted-average shares outstanding	629,728,659	601,318,335	629,693,126	601,024,267
Diluted net income (loss) per share	$0.19	$(0.86)	$0.14	$(0.63)

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statement of Shareholders’ Equity

							Class A
						Accumulated	Common
	Series A	Common Stock		Additional		Other	Stock in
	Preferred			Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income	at Cost	Total	Income

					(unaudited)
					(Thousands of Dollars)
December 31, 2002	$4,836	$598,077	$27,598	$4,549,029	$4,638,422	$79,465	$(212,337)	$9,685,090
Net income					88,524			88,524	$88,524

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		139		3,530				3,669
Shares surrendered in connection with vesting of restricted stock							(407)	(407)
Change in net accumulated unrealized gain on securities, net of tax									(31,191)

Other comprehensive income						(31,191)		(31,191)	(31,191)

Comprehensive income									$57,333

June 30, 2003	$4,836	$598,216	$27,598	$4,552,559	$4,726,946	$48,274	$(212,744)	$9,745,685

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months
	Ended June 30

	2003	2002

	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net income (loss)	$88,524	$(380,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	748,594	663,520
(Gain) loss on sale of cable systems	(469)	3,916
(Gain) loss on derivative instruments, net	26,700	(767,623)
Write off of debt issuance costs upon extinguishment of debt	36,063	—
Deferred income taxes	(232,527)	(65,874)
(Gain) loss on investments, net	(122,395)	1,201,630
Equity in net losses of affiliated companies	6,518	23,720
Minority interest, net of tax	3,914	23,633
Decrease in accounts and notes receivable	20,245	21,682
Decrease (increase) in other assets	33,829	(6,364)
Increase (decrease) in accounts payable and accrued expenses	(91,874)	8,094
Increase (decrease) in taxes payable	231,290	(24,484)
Other, net	70,456	48,959

Net cash provided by operating activities	818,868	750,187

Cash flows from investing activities
Capital expenditures	(662,892)	(1,013,664)
Investments in affiliated companies	(8,412)	(9,793)
Proceeds from the sale of investments	161,739	1,320,271
Decrease in amounts due from CEI, net	21,109	13,245
Proceeds from the sale of cable systems	822	12,574
Other, net	(5,234)	(4,295)

Net cash provided by (used in) investing activities	(492,868)	318,338

Cash flows from financing activities
Commercial paper issuance (repayments), net	110,000	(727,384)
Proceeds from issuance of debt, net of debt issuance costs	596,154	—
Repayment of debt	(1,124,971)	(266,576)
Proceeds from exercise of stock options	2,535	23,110
Increase in amounts due to CEI, net	8,489	22,554
Distributions paid on capital and preferred securities of subsidiary trusts	—	(29,938)
Premium paid on debt extinguishment	(19,483)	—
Other, net	21,008	16,577

Net cash used in financing activities	(406,268)	(961,657)

Net increase (decrease) in cash	(80,268)	106,868
Cash at beginning of period	228,704	86,860

Cash at end of period	$148,436	$193,728

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended June 30, 2003

1.     Organization and Basis of Presentation

     Cox Communications, Inc. (Cox), an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is a multi-service broadband communications company serving approximately 6.5 million customers nationwide, including 6.3 million basic cable subscribers. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.

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

Stock Compensation Plans

     At June 30, 2003, Cox had two stock-based compensation plans for employees, a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP), which are more fully described in Cox’s Annual Report on Form 10-K for the year ended December 31, 2002. Cox accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying Class A common stock on the grant date. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

     The following tables illustrate the effect on net income (loss) and net income (loss) per share if Cox had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30

	2003	2002

	(Thousands of Dollars,
	excluding per share data)
Net income (loss), as reported	$117,745	$(516,194)
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(6,091)	(4,725)

Pro forma net income (loss)	$111,654	$(520,919)
Earnings (loss) per share:
Basic earnings (loss) per share – as reported	$0.19	$(0.86)
Basic earnings (loss) per share – pro forma	0.18	(0.87)
Diluted earnings (loss) per share – as reported	$0.19	$(0.86)
Diluted earnings (loss) per share – pro forma	0.18	(0.87)

	Six Months Ended June 30

	2003	2002

	(Thousands of Dollars,
	excluding per share data)
Net income (loss), as reported	$88,524	$(380,622)
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(10,856)	(10,188)

Pro forma net income (loss)	$77,668	$(390,810)
Earnings (loss) per share:
Basic earnings (loss) per share – as reported	$0.14	$(0.63)
Basic earnings (loss) per share – pro forma	0.13	(0.65)
Diluted earnings (loss) per share – as reported	$0.14	$(0.63)
Diluted earnings (loss) per share – pro forma	0.12	(0.65)

Recently Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective for the first interim or annual reporting period beginning after June 15, 2003 for existing variable interest entities and is effective immediately for variable interest entities created after January 31, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on Cox’s results of operations or financial position.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 is not expected to have a material effect on Cox’s results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires that financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption, be reported through a cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 will not have a material effect on Cox’s results of operations or financial position.

Reclassifications

     Certain amounts in the 2002 condensed consolidated financial statements have been reclassified for comparative purposes.

3.     Investments

	June 30	December 31
	2003	2002

	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$146,930	$262,939
Trading securities	112,125	85,410
Derivative instruments	1,324	6,137
Equity method investments	32,905	31,714
Investments stated at cost	11,596	11,235

Total investments	$304,880	$397,435

Investments Stated at Fair Value

     The aggregate cost of Cox’s investments stated at fair value at June 30, 2003 and December 31, 2002 was $108.1 million and $175.0 million, respectively. Gross unrealized gains on investments were $78.5 million at June 30, 2003, and gross unrealized gains and losses on investments were $129.6 million and $0.4 million, respectively, at December 31, 2002. For the three and six months ended June 30, 2003, gross realized gains and losses on investments stated at fair value were $124.5 million and $0.4 million, respectively, and $124.5 million and $2.1 million, respectively. For the three and six months ended June 30, 2002, gross realized gains and losses on investments stated at fair value were $0.2 million and $793.1 million, respectively, and $37.2 million and $1.2 billion, respectively. Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in Note 6. “Derivative Instruments and Hedging Activities.”

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

     Sprint PCS. In April 2003, Cox sold its Sprint Corporation’s PCS Group (Sprint PCS) warrants, which were exercisable for approximately 6.3 million shares of Sprint PCS common stock, for nominal consideration. Cox recognized a pre-tax loss of $0.4 million as a result of this sale.

     In June 2003, Cox sold 32.9 million shares of Sprint PCS common stock for aggregate net proceeds of approximately $161.7 million. Cox recognized an aggregate pre-tax gain of $97.2 million on the sale of these shares.

     At June 30, 2003, Cox’s remaining investment in Sprint PCS was comprised of 33.8 million shares of Sprint PCS common stock and convertible preferred stock, which is convertible into approximately 4.0 million shares of Sprint PCS common stock. Of the 33.8 million shares of Sprint PCS common stock, 19.5 million shares were classified as trading securities and have been pledged in connection with Cox’s zero-coupon debt and the remaining shares were classified as available-for-sale securities and were associated with Cox’s remaining outstanding exchangeable subordinated debentures. For more information regarding Cox’s zero-coupon debt and exchangeable subordinated debentures, refer to Note 5. “Debt”. The estimated fair value of Cox’s investment in Sprint PCS was $252.3 million and $349.2 million at June 30, 2003 and December 31, 2002, respectively.

Other

     Cox has several other fair value, equity and cost method investments that were not, individually or in the aggregate, significant in relation to Cox’s Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002.

4.     Intangible Assets

     On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Cox has determined that its franchise value intangible assets have an indefinite useful life. Cox assesses franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measures the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. In performing its annual impairment test as of January 1, 2003, Cox considered the guidance contained in Emerging Issues Task Force (EITF) Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, whereby Cox considered assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 1, 2003 impairment test resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Condensed Consolidated Statement of Operations.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

     Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets that are no longer amortized:

	June 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(Thousands of Dollars)
Intangible assets subject to amortization	$49,784	$18,239	$31,545	$47,095	$15,788	$31,307
Franchise value			15,665,339			15,692,981

Total intangible assets			$15,696,884			$15,724,288

5.     Debt

	June 30	December 31
	2003	2002

	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	109,493	—
Medium-term notes	391,320	391,274
Notes and debentures	5,663,661	5,352,489
Exchangeable subordinated debentures	527,078	1,296,070
Zero-coupon debt	78,409	41,377
Capitalized lease obligations	196,942	219,217
Other	15,978	15,570

	6,982,881	7,315,997
Less current portion	90,797	393,040

Total long-term debt	$6,892,084	$6,922,957

     See Note 6. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivative instruments embedded in the exchangeable subordinated debentures and zero-coupon debt, which have been classified as a component of debt in Cox’s Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002.

Revolving Credit Facilities

     In June 2003, Cox renewed its 364-day credit agreement, which is now available through June 26, 2004. The 364-day credit agreement also allows Cox to extend the agreement for an additional two years at maturity. The capacity of this credit agreement was reduced from $1.1 billion to $900.0 million. Cox also has a $900.0 million 5-year credit agreement available through September 26, 2005. At Cox’s election, the interest rate on these credit agreements is based on London Interbank Offered Rate (LIBOR), the certificate of deposit rate plus varying percentages or an alternate base rate. These credit agreements also impose a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow, a measure of performance not calculated in accordance with GAAP, and a utilization fee based

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

on the level of borrowings. Cox had no borrowings outstanding under either credit agreement at June 30, 2003 and December 31, 2002.

Notes and Debentures

     In May 2003, Cox issued a series of 4.625% senior notes due 2013 with an aggregate principal amount of $600.0 million, less offering costs and underwriting commissions of $7.7 million. The 4.625% senior notes mature on June 1, 2013, are unsecured and rank equally with Cox’s other senior unsecured indebtedness. In addition, the 4.625% senior notes may be redeemed by Cox, in whole or in part, at any time prior to maturity at the greater of (x) 100% of the principal amount and (y) the present value of the principal amount and the remaining scheduled interest payments plus a make-whole premium, plus in either case (x) or (y), accrued and unpaid interest. Interest is payable on a semi-annual basis beginning December 1, 2003.

     In accordance with the terms of the indenture governing Cox’s convertible senior notes due 2021, Cox became obligated to purchase for cash convertible notes tendered and not withdrawn before the close of business on February 24, 2003. Cox repurchased $422.7 million aggregate principal amount at maturity of the convertible notes that had been properly tendered and not withdrawn, for aggregate cash consideration of $304.2 million, which represented the accreted value of the repurchased notes. As a result, $19.0 million of the original $770.8 million aggregate principal amount at maturity of Cox’s convertible notes remain outstanding at June 30, 2003.

     On August 1, 2003, Cox’s $250.0 million aggregate principal amount of 6.15% REset Put Securities due 2033 (REPS) was subject to mandatory tender to the remarketing dealer. However, the remarketing dealer and Cox mutually agreed to terminate the remarketing dealer’s right to remarket the REPS and, in accordance with the terms of the REPS, Cox repurchased the REPS on August 1, 2003. The total aggregate consideration paid to repurchase the REPS was $301.4 million, which amount included the remarketing option value paid to the remarketing dealer and accrued interest paid to the holders.

Exchangeable Subordinated Debentures

     In June 2003, Cox repurchased $1.3 billion original principal amount of its 2% Exchangeable Subordinated Debentures due 2029 (PRIZES) and $274.9 million original principal amount of its 3% Exchangeable Subordinated Debentures due 2030 (Premium PHONES) pursuant to Cox’s tender offers for such securities for aggregate cash consideration of $755.1 million, representing the tender offer consideration plus accrued and unpaid interest for each security. As a result of Cox’s repurchase pursuant to the tender offers, on June 30, 2003, the Premium PHONES were de-listed from the New York Stock Exchange and registration of the Premium PHONES under Section 12 of the Securities Exchange Act of 1934 was terminated.

     Exchangeable subordinated debentures at June 30, 2003 are comprised of: $14.6 million aggregate original principal amount of PRIZES, which were issued in November 1999 and are due November 2029; $0.1 million aggregate original principal amount of Premium PHONES, which were issued in March 2000 and are due March 2030; and $1.8 billion aggregate principal amount at maturity of exchangeable subordinated discount debentures due 2020 (Discount Debentures) which were issued in April 2000 and are due April 2020. The Discount Debentures were issued with an aggregate original issue discount of $1.1 billion. The aggregate carrying value of the exchangeable subordinated debentures, which is adjusted for the embedded derivative obligations, amounted to $527.1 million and $1.3 billion at June 30, 2003 and December 31, 2002, respectively, and has been classified within debt in the Condensed Consolidated Balance Sheets.

     The original principal amount of the PRIZES, Premium PHONES and Discount Debentures are indexed to the trading price of Sprint PCS common stock. Accordingly, if the fair value of the Sprint PCS common stock rises above the market price at the time of issuance, Cox may be obligated to pay an additional amount in excess of the original principal at maturity or upon the holders’ exchange of the PRIZES, Premium PHONES and Discount Debentures; however, Cox is obligated to pay the full principal amount at maturity of each security. The PRIZES and Premium Phones are exchangeable at the holders’

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

option for cash based on the value of shares of Sprint PCS common stock. The Discount Debentures are exchangeable at the holders’ option for cash based on the value of shares of Sprint PCS common stock, and Cox, may elect, in its sole discretion, to deliver shares of Sprint PCS common stock to a holder upon a settlement of such holder’s exchange. Holders of the Discount Debentures also may require Cox to repurchase these securities on certain dates prior to maturity at a purchase price equal to the adjusted principal amount plus any accrued and unpaid interest. See Note 6. “Derivative Instruments and Hedging Activities” for more information regarding the accounting for the exchangeable subordinated debentures.

Interest Rate Swaps

     Cox utilizes interest rate swap agreements to manage its exposure to changes in interest rates associated with certain of its fixed-rate debt obligations whereby these fixed-rate debt obligations are effectively converted into floating-rate debt obligations. The variable rates with respect to Cox’s interest rate swaps are adjusted quarterly or semi-annually based on LIBOR. The notional amounts with respect to the interest rate swaps do not quantify risk, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties; however, Cox does not anticipate nonperformance by the counterparties. For a further discussion regarding Cox’s accounting for interest rate swaps, see Note 6. “Derivative Instruments and Hedging Activities.”

     In March 2003, Cox entered into two interest rate swap agreements with an aggregate notional amount of $200.0 million. The swaps have been designated as fair value hedges of the underlying debt, as defined in SFAS No. 133, and relate to debt maturing in 2008.

     In June and July 2003, Cox entered into a series of interest rate swap agreements with an aggregate notional amount of $400.0 million. These swaps have been designated as fair value hedges of the underlying debt, as defined in SFAS No. 133, and relate to debt maturing in 2009.

     The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swap agreements at June 30, 2003 and December 31, 2002:

	June 30	December 31
	2003	2002

Notional amount (in thousands)	$1,450,000	$1,150,000
Weighted average fixed interest rate received	7.28%	7.38%
Weighted average floating interest rate paid	2.91%	3.10%
Maturity	2004 – 2009	2004 – 2006

     As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced by $15.2 million and $29.0 million, respectively, during the three and six months ended June 30, 2003, and $10.5 million and $23.4 million, respectively, during the same periods in the prior year.

6.     Derivative Instruments and Hedging Activities

     Cox accounts for derivative instruments in accordance with SFAS No. 149 and SFAS No. 133, which require all freestanding and embedded derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and accounted for as either fair value hedges or cash flow hedges pursuant to the provisions of SFAS No. 133.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

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

     Cox recorded pre-tax losses on derivative instruments of $24.2 million and $26.7 million during the three and six months ended June 30, 2003, respectively, and pre-tax gains on derivative instruments of $47.9 million and $767.6 million during the three and six months ended June 30, 2002, respectively. In addition, cumulative derivative adjustments made in accordance with SFAS No. 133, which are classified as a component of debt in Cox’s Condensed Consolidated Balance Sheets, reduced reported indebtedness by approximately $611.2 million at June 30, 2003 and approximately $1.4 billion at December 31, 2002. The following is a detail of Cox’s gain (loss) on derivative instruments for the three and six months ended June 30, 2003 and 2002 followed by a summary of Cox’s derivative instruments.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

		(Millions of Dollars)
Equity collar arrangements	$—	$—	$—	$268.8
Zero-coupon debt	(24.5)	106.7	(22.9)	333.0
Exchangeable subordinated debentures	0.4	(38.0)	0.6	249.2
Stock purchase warrants	(0.1)	(20.8)	(4.4)	(83.4)

Total derivative gain (loss)	$(24.2)	$47.9	$(26.7)	$767.6

Interest Rate Swap Agreements

     Cox utilizes interest rate swap agreements designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in Cox’s Condensed Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $135.4 million and $112.1 million at June 30, 2003 and December 31, 2002, respectively.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

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

Zero-Coupon Debt

     Cox has a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. These contracts mature at various dates between 2004 and 2006, and at Cox’s election, may be settled in cash or shares of Sprint PCS common stock. These contracts meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derives its value, in part, based on the trading price of Sprint PCS common stock. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in Cox’s Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative asset of $377.2 million and $400.1 million at June 30, 2003 and December 31, 2002, respectively, and has been classified as a component of the zero-coupon debt instruments. Accordingly, the carrying value of the zero-coupon debt instruments, net of the embedded derivative assets, amounted to a net liability of $78.4 million and $41.4 million at June 30, 2003 and December 31, 2002, respectively, and has been classified within debt in Cox’s Condensed Consolidated Balance Sheets.

Exchangeable Subordinated Debentures

     Cox has three series of exchangeable subordinated debentures outstanding, referred to as PRIZES, Premium PHONES and Discount Debentures, as further described in Note 5. “Debt.” The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives, in part, its value based on the trading price of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $0 and $0.6 million at June 30, 2003 and December 31, 2002, respectively, and has been classified as a component of the corresponding exchangeable subordinated debt instruments. Accordingly, the aggregate carrying value of the exchangeable subordinated debt instruments, including the embedded derivative obligations, amounted to $527.1 million and $1.3 billion at June 30, 2003 and December 31, 2002, respectively, and has been classified within debt in the Condensed Consolidated Balance Sheets. As a result of Cox’s repurchase of PRIZES and Premium PHONES pursuant to its tender offers described in Note 5. “Debt,” $14.6 million original principal amount of PRIZES and $0.1 million original principal amount of Premium PHONES remain outstanding and, therefore, the carrying values for such securities at June 30, 2003 are significantly less than the carrying value at December 31, 2002.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

Stock Purchase Warrants

     Cox holds warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by the delivery of net shares such that Cox pays no cash upon exercise are deemed freestanding derivative instruments, as prescribed by SFAS No. 133. Cox has not designated these net share warrants as hedging instruments; accordingly, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in Cox’s Condensed Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $1.3 million and $6.1 million at June 30, 2003 and December 31, 2002, respectively, and has been classified as a component of investments in Cox’s Condensed Consolidated Balance Sheets.

7.     Earnings Per Share

     The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net income for the three and six months ended June 30, 2003:

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003

	(Thousands of Dollars,
	excluding per share data)
Net income (A)	$117,745	$88,524

Basic weighted average shares outstanding (B)	620,256	620,240
Effect of dilutive securities:
Employee stock purchase plan	84	64
Convertible preferred stock	9,389	9,389

Diluted weighted average shares outstanding (C)	629,729	629,693

Earnings per share before cumulative effect of change in accounting principle
Basic earnings per share (A/B)	$0.19	$0.14

Diluted earnings per share (A/C)	$0.19	$0.14

     For the three and six months ended June 30, 2003, 15.7 million Class A common shares related to employee stock-based compensation plans and convertible senior notes were not included in the computation of diluted earnings per share, because such effects would have been antidilutive for the period.

     For the three and six months ended June 30, 2002, 55.3 million and 54.8 million Class A common shares, respectively, related to employee stock-based compensation plans, convertible preferred stock and notes, and the effect of Cox-obligated capital and preferred securities of subsidiary trusts were not included in the computation of diluted earnings per share, because such effects would have been antidilutive for the period.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

8.     Transactions with Affiliated Companies

     Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. Prior to May 2, 2003, outstanding amounts due from CEI bore interest equal to CEI’s current commercial paper borrowing rate and outstanding amounts due to CEI bore interest at 50 basis points above CEI’s current commercial borrowing rate as payment for the services provided. From and after May 2, 2003, both outstanding amounts due from and to CEI bear interest equal to CEI’s current commercial paper borrowing rate. The amount due to CEI from Cox was $8.5 million at June 30, 2003, and the amount due from CEI to Cox was approximately $21.1 million at December 31, 2002. The interest rate was 1.3% and 1.8% at June 30, 2003 and December 31, 2002, respectively. Included in amounts due to CEI are the following transactions:

(Thousands of Dollars)

Intercompany due from CEI, December 31, 2002	$21,109
Cash transferred to CEI	100,754
Net operating expense reimbursements	(130,352)

Intercompany due to CEI, June 30, 2003	$(8,489)

9.     Supplemental Financial Information

	June 30	December 31
	2003	2002

	(Thousands of Dollars)
Other current assets
Inventory	$62,110	$96,967
Income tax receivable	—	119,754
Prepaid assets	42,137	41,522
Other	19,127	9,098

Total other current assets	$123,374	$267,341

Other current liabilities
Deposits and advances	$85,104	$80,816
Income tax payable	110,402	—
Other	140,685	135,419

Total other current liabilities	$336,191	$216,235

	Six Months Ended
	June 30

	2003	2002

	(Thousands of Dollars)
Cash flow information
Cash paid for interest	$192,975	$205,937
Cash paid (received) for income taxes	1,116	(98,313)

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

10.     Commitments and Contingencies

     In connection with certain of Cox’s recent acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of June 30, 2003, Cox believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.

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

     On August 23, 2002, plaintiff Redefining Progress, on behalf of itself and all others similarly situated, sued Fax.com, Inc., Cox Business Services, L.L.C. and others in United States District Court for the Northern District of California, alleging that Fax.com has sent numerous unsolicited advertisements by facsimile in violation of a federal statute. The complaint alleges that Cox Business Services, which provides telecommunications services to Fax.com, is also liable for the facsimiles in violation of the Telephone Consumer Protection Act of 1991 (TCPA), Sections 206 and 207 of the Telecommunications Act of 1996 and certain state laws. The suit seeks an award of statutory damages in the amount of $500 for each violation of the TCPA, treble damages, injunctive relief, the establishment of a constructive trust and other relief. On October 11, 2002, Cox Business Services moved to dismiss for lack of subject matter jurisdiction, for failure to state a claim, and based on the primary jurisdiction of the FCC. On March 3, 2003, the court granted Cox Business Services’ motion to dismiss for lack of subject matter jurisdiction. The time for appeal has expired. A nearly identical federal court suit was filed in the United States District Court for the Northern District of California on September 4, 2002 by plaintiff Daniel David, on behalf of himself and all others similarly situated, against Fax.com, Cox Business Services, and others, but was not served until December 4, 2002. The David suit was reassigned to the same judge presiding over the suit filed by Redefining Progress, and it asserts substantially the same claims and seeks substantially the same relief. On May 1, 2003, the David suit was dismissed in light of the court’s ruling in the Redefining Progress suit.

     In addition, on September 8, 2002, plaintiff Daniel David, on behalf of himself and all others similarly situated, filed a nearly identical case against Fax.com, Cox Business Services and others in the Superior Court of California, Alameda County. The complaint asserts various causes of action including violation of the TCPA, trespass to chattels, violation of Section 17-200 of the California Business and Professions Code

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

and unjust enrichment. The suit seeks damages and injunctive relief similar to that sought in the related federal suits. This action has been stayed until September 30, 2003 pending FCC action on its on-going TCPA rule-making. Cox Business Services intends to defend this action vigorously. The outcome cannot be predicted at this time.

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

     On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case has been consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. The putative class includes persons who purchased shares of Excite@Home common stock between the time period March 28, 2000 and September 28, 2001. The sole count against Cox asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements - Continued (Unaudited)

asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

     Cox also understands that on July 3, 2003, Leo James filed a putative class action lawsuit against Cox and David Woodrow, among others, in the United States District Court for the Southern District of New York. Mr. James is represented by the same attorneys who represent the individuals who were previously designated lead plaintiffs in the Leykin action described above. The complaint in the James action, with which Cox has not been served, asserts claims substantially similar to the operative allegations in the Leykin action described above. Accordingly, the sole count against Cox asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder and seeks from Cox unspecified monetary damages, statutory compensation and other relief. Cox intends to defend the James action vigorously in the event that it is served with the complaint. The outcome cannot be predicted at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2003 and 2002.

Overview

     Cox Communications, Inc. (Cox), an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is a multi-service broadband communications company serving approximately 6.5 million customers nationwide, including 6.3 million basic cable subscribers. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.

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

     Based on reported subscriber numbers of other providers of multi-channel video services, Cox is the sixth largest provider of multi-channel video services in the country. The following providers report higher subscriber numbers than Cox: Comcast Corporation, Echostar Communications Corporation, DirecTV (a subsidiary of Hughes Electronics), AOL-Time Warner and Charter Communications.

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

     The following table sets forth summarized consolidated financial information for the three months ended June 30, 2003 and 2002.

	Three Months Ended
	June 30
	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Revenues	$1,423,939	$1,244,629	$179,310	14%
Costs and expenses	891,824	802,754	89,070	11%
Depreciation and amortization	364,274	337,728	26,546	8%
(Gain) loss on sale of cable systems	(469)	3,916	(4,385)	(112%)

Operating income	168,310	100,231	68,079	68%
Interest expense	(130,498)	(128,367)	(2,131)	2%
Gain (loss) on derivative instruments, net	(24,197)	47,860	(72,057)	(151%)
Gain (loss) on investments, net	124,147	(792,900)	917,047	116%
Equity in net losses of affiliated companies	(4,354)	(20,907)	16,553	(79%)
Other, net	(617)	275	(892)	NM
Income tax (expense) benefit	(13,402)	289,178	(302,580)	(105%)
Minority interest, net of tax	(1,644)	(11,564)	9,920	(86%)

Net income (loss)	$117,745	$(516,194)	$633,939	123%

Revenues

     The following table sets forth summarized revenue information for the three months ended June 30, 2003 and 2002.

	Three Months Ended June 30
		% of		% of
	2003	Total	2002	Total	$ Change	% Change

	(Thousands of Dollars)
Residential
Video	$907,902	64%	$857,197	69%	$50,705	6%
Data	210,699	15%	134,863	11%	75,836	56%
Telephony	116,450	8%	82,395	7%	34,055	41%
Other	22,478	1%	20,001	1%	2,477	12%

Total residential	1,257,529	88%	1,094,456	88%	163,073	15%
Commercial	68,137	5%	52,057	4%	16,080	31%
Advertising	98,273	7%	98,116	8%	157	NM

Total revenues	$1,423,939	100%	$1,244,629	100%	$179,310	14%

     The 14% increase in total revenues is primarily attributable to:

•	a 34% increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	a 6% increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability;

•	a $5 per month price increase on high-speed Internet access adopted in certain markets in the fourth quarter of 2002 and in most of Cox’s remaining markets in the first quarter of 2003; and

•	an increase in commercial broadband customers.

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

Costs and expenses

     The following table sets forth summarized operating expenses for the three months ended June 30, 2003 and 2002.

	Three Months Ended
	June 30
	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Cost of services
Programming costs	$291,499	$265,326	$26,173	10%
Other cost of services	303,440	258,621	44,819	17%

Total cost of services	594,939	523,947	70,992	14%
Selling, general and administrative
Marketing	69,711	68,888	823	1%
General and administrative	227,174	209,919	17,255	8%

Total selling, general and administrative	296,885	278,807	18,078	6%

Total costs and expenses	$891,824	$802,754	$89,070	11%

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

     Cost of services increased 14% for the three months ended June 30, 2003 over the comparable period in 2002. Programming costs increased 10% primarily due to programming rate increases and customer growth. Approximately 8% of the increase in programming costs was attributable to programming rate increases, and 2% was related to digital customer growth. Other cost of services increased 17%, primarily due to 1.2 million in net additions of basic and advanced-service customers over the last twelve months and increased labor costs due to the transition from upgrade construction and new product launches to maintenance and related customer costs directly associated with the growth of new subscribers.

     Selling, general and administrative expenses include marketing, salaries and benefits, maintenance and support, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased 6% primarily due to:

•	an 8% increase in general and administrative expenses primarily relating to increased salaries and benefits and increased headcount; and

•	a 1% net increase in marketing expense primarily due to an increase related to the promotion of new services and bundling alternatives, partially offset by a decrease in costs associated with Cox Media, Cox’s advertising business.

     Cox expects continued increases in programming costs and will continue to pass through some portion of these increases to its customers. In addition, Cox expects to have continued growth in advanced services, which include digital cable, high-speed Internet access and telephony, both as a result of increased penetration where these services are currently available and from continued roll-out of these services in new areas. As a result of these trends, Cox expects its cost of services and, to a lesser degree, selling, general and administrative expenses to increase.

Depreciation and amortization

     Depreciation and amortization increased to $364.3 million during the three months ended June 30, 2002 from $337.7 million during the comparable period in 2002 due to an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services. Cox will continue to invest in its broadband network and new services, which management expects will result in increased revenues to offset increased depreciation expense.

Operating income

     Operating income for the second quarter of 2003 was $168.3 million compared to $100.2 million for the second quarter of 2002. The increase in operating income was primarily attributable to the 14% increase in revenues.

Interest expense

     Interest expense increased 2% to $130.5 million primarily due to:

•	the repurchase of a portion of the REPS remarketing option from the remarketing dealer in June 2003 (see “Recent Developments”); and
•	financing the redemption of Cox’s capital securities of a subsidiary trust, referred to as RHINOS, with senior notes, which resulted in replacing payments accounted for as minority interest to the holder of the RHINOS with payments accounted for as interest expense to holders of the senior notes; partially offset by
•	a reduction of outstanding indebtedness, prior to cumulative derivative adjustments made in accordance with SFAS No. 133, of $500.0 million; and
•	increased savings as a result of Cox’s interest rate swap arrangements associated with fair value hedges.

Gain (loss) on derivative instruments, net

     During the second quarter of 2003, Cox recorded a $24.2 million pre-tax loss on derivative instruments primarily resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt that is indexed to shares of Sprint PCS common stock that Cox owns.

     The $47.9 million pre-tax gain on derivative instruments for the second quarter of 2002 was due to the following:

•	a $38.0 million pre-tax loss resulting from the change in the fair value of certain derivative instruments embedded in Cox’s exchangeable subordinated debentures and indexed to shares of Sprint PCS common stock that Cox owns;

•	a $106.7 million pre-tax gain resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt and indexed to shares of Sprint PCS common stock that Cox owns; and

•	a $20.8 million pre-tax loss resulting from the change in the fair value of certain derivative instruments associated with Cox’s investments.

     For a more detailed description of the exchangeable subordinated debentures, zero-coupon debt and their corresponding embedded derivatives, please refer to Note 5. “Debt” and Note 6. “Derivative Instruments and Hedging Activities” in Part I, Item 1. “Condensed Consolidated Financial Statements.”

Gain (loss) on investments, net

     Net gain on investments of $124.1 million for the second quarter of 2003 is primarily due to a $97.2 million pre-tax gain on the sale of 32.9 million shares of Sprint PCS common stock and a $27.1 million pre-tax gain as a result of the change in the market value of Cox’s investment in Sprint PCS common stock classified as trading. The net loss on investments of $792.9 million for the comparable period in 2002 was primarily due to a $113.5 million pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading and a $677.4 million decline in the fair value of certain investments, primarily Sprint PCS, considered to be other than temporary.

     In determining whether a decline in the fair value of Cox’s investments is other than temporary, Cox considers the factors prescribed by SEC Staff Accounting Bulletin Topic 5-M, Accounting for Noncurrent Marketable Equity Securities. These factors include: the length of time and extent to which the fair market value has been less than cost; the financial condition and near term prospects of the investee; and Cox’s intent and ability to retain its investment.

Equity in net losses of affiliated companies

     Equity in net losses of affiliated companies decreased 79% to $4.4 million. Generally, these losses are attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox does not exercise control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Minority interest, net of tax

     Minority interest, net of tax, decreased 86% to $1.6 million for the second quarter of 2003. This was primarily due to the settlement of Cox’s obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS, in 2002. The distributions on these securities represented minority interest.

Net income (loss)

     Net income for the second quarter of 2003 was $117.7 million compared to a net loss of $516.2 million for the comparable period in 2002.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

     The following table sets forth summarized consolidated financial information for the six months ended June 30, 2003 and 2002.

	Six Months Ended June 30
	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Revenues	$2,790,221	$2,422,671	$367,550	15%
Costs and expenses	1,778,652	1,588,731	189,921	12%
Depreciation and amortization	748,594	663,520	85,074	13%
(Gain) loss on sale of cable systems	(469)	3,916	(4,385)	(112%)

Operating income	263,444	166,504	96,940	58%
Interest expense	(260,322)	(255,984)	(4,338)	2%
Gain (loss) on derivative instruments, net	(26,700)	767,623	(794,323)	(103%)
Gain (loss) on investments, net	122,395	(1,201,630)	1,324,025	110%
Equity in net losses of affiliated companies	(6,518)	(23,720)	17,202	(73%)
Other, net	(957)	1,010	(1,967)	(195%)
Income tax benefit	1,096	189,208	(188,112)	(99%)
Minority interest, net of tax	(3,914)	(23,633)	19,719	(83%)

Net income (loss)	$88,524	$(380,622)	$469,146	123%

Revenues

     The following table sets forth summarized revenue information for the six months ended June 30, 2003 and 2002.

	Six Months Ended June 30
		% of		% of
	2003	Total	2002	Total	$ Change	% Change

	(Thousands of Dollars)
Residential
Video	$1,806,843	65%	$1,691,056	70%	$115,787	7%
Data	404,918	15%	256,428	11%	148,490	58%
Telephony	223,543	8%	155,147	6%	68,396	44%
Other	44,630	1%	40,545	2%	4,085	10%

Total residential	2,479,934	89%	2,143,176	89%	336,758	16%
Commercial	131,506	5%	101,853	4%	29,653	29%
Advertising	178,781	6%	177,642	7%	1,139	1%

Total revenues	$2,790,221	100%	$2,422,671	100%	$367,550	15%

     The 15% increase in total revenues is primarily attributable to:

•	a 34% increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	a 6% increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability;

•	a $5 per month price increase on high-speed Internet access adopted in certain markets in the fourth quarter of 2002 and in most of Cox’s remaining markets in the first quarter of 2003; and

•	an increase in commercial broadband customers.

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

Costs and expenses

     The following table sets forth summarized operating expenses for the six months ended June 30, 2003 and 2002.

	Six Months Ended June 30
	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Cost of services
Programming costs	$586,144	$524,087	$62,057	12%
Other cost of services	592,414	507,243	85,171	17%

Total cost of services	1,178,558	1,031,330	147,228	14%
Selling, general and administrative
Marketing	132,147	134,443	(2,296)	(2%)
General and administrative	467,947	422,958	44,989	11%

Total selling, general and administrative	600,094	557,401	42,693	8%

Total costs and expenses	$1,778,652	$1,588,731	$189,921	12%

     Cost of services increased 14% for the six months ended June 30, 2003 over the comparable period in 2002. Programming costs increased 12% primarily due to programming rate increases and customer growth. Approximately 10% of the increase in programming costs was attributable to programming rate increases, and 2% was related to digital customer growth. Other cost of services increased 17%, primarily due to:

•	1.2 million in net additions of basic and advanced-service customers over the last twelve months;

•	increased labor costs due to the transition from upgrade construction and new product launches to maintenance and related customer costs directly associated with the growth of new subscribers; partially offset by

•	a one-time non-recurring charge of approximately $9.8 million taken in the first quarter of 2002 associated with the continuation of Excite@Home high-speed Internet service following the bankruptcy of Excite@Home.

     Selling, general and administrative expenses increased 8% primarily due to:

•	an 11% increase in general and administrative expenses primarily relating to increased salaries and benefits and increased headcount; partially offset by

•	a 2% decrease in marketing expense primarily due to a decrease in costs associated with Cox Media, Cox’s advertising business.

     Cox expects continued increases in programming costs and will continue to pass through some portion of these increases to its customers. In addition, Cox expects to have continued growth in advanced services, which include digital cable, high-speed Internet access and telephony, both as a result of increased penetration where these services are currently available and from continued roll-out of these services in new areas. As a result of these trends, Cox expects its cost of services and, to a lesser degree, selling, general and administrative expenses to increase.

Depreciation and amortization

     Depreciation and amortization increased to $748.6 million for the six months ended June 30, 2003 from $663.5 million for the comparable period in 2002 due to a non-cash impairment charge of $25.0 million recognized in the first quarter of 2003, as further described below, and an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services. Cox will continue to invest in its broadband network and new services, which management expects will result in increased revenues to offset increased depreciation expense.

     In performing its January 1, 2003 annual impairment test, Cox considered the guidance contained in Emerging Issues Task Force (EITF) Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, whereby Cox considered assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 1, 2003 impairment test resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Condensed Consolidated Statement of Operations.

Operating income

     Operating income for the six months ended June 30, 2003 was $263.4 million compared to $166.5 million for the six months ended June 30, 2002. Operating income for the six months ended June 30, 2002 includes a one-time non-recurring net charge of approximately $9.8 million associated with the continuation of Excite@Home high-speed Internet service following the bankruptcy of Excite@Home. The increase in operating income, after adjusting for the one-time charge, was primarily attributable to a 15% increase in revenues.

Interest expense

     Interest expense increased 2% to $260.3 million primarily due to:

•	the repurchase of a portion of the REPS remarketing option from the remarketing dealer in June 2003 (see “Recent Developments”); and

•	financing the redemption of Cox’s capital securities of a subsidiary trust, referred to as RHINOS, with senior notes, which resulted in replacing payments accounted for as minority interest to the holder of the RHINOS with payments accounted for as interest expense to holders of the senior notes; partially offset by

•	a reduction of outstanding indebtedness, prior to cumulative derivative adjustments made in accordance with SFAS No. 133, of $500.0 million; and

•	increased savings as a result of Cox’s interest rate swap arrangements associated with fair value hedges.

Gain (loss) on derivative instruments, net

     During the first half of 2003, Cox recorded a $26.7 million pre-tax loss on derivative instruments, which was comprised of the following:

•	a $4.4 million pre-tax loss due to a decrease in the fair value of Cox’s stock purchase warrants. The decrease in fair value of these warrants was primarily attributed to the decrease in the fair value of the underlying equity security during the quarter; and

•	a $22.9 million pre-tax loss due to a change in the fair value of the embedded derivatives contained in Cox’s zero-coupon debt. The change in fair value of these embedded derivatives was primarily attributed to the increase in the trading price of Sprint PCS and the change in U.S. Treasury rates and Cox’s credit spreads during the quarter.

     The $767.6 million pre-tax gain on derivative instruments for the first half of 2002 was comprised of the following:

•	a $249.2 million pre-tax gain due to a decrease in the fair value of the embedded derivatives in Cox’s exchangeable subordinated debentures;

•	a $333.0 million pre-tax gain due to a decrease in the fair value of the embedded derivatives contained in Cox’s zero-coupon debt; and

•	a $185.4 million pre-tax gain due to a decrease in the fair value of certain derivative instruments associated with Cox’s investments, including Sprint PCS, AT&T and AT&T Wireless.

Gain (loss) on investments, net

     Net gain on investments of $122.4 million for the six months ended June 30, 2003 is primarily due to a $97.2 million pre-tax gain on the sale of 32.9 million shares of Sprint PCS common stock and a $27.1 million pre-tax gain as a result of the change in the market value of Cox’s investment in Sprint PCS common stock classified as trading. The $1.2 billion net loss on investments for the comparable period in 2002 was primarily due to a $170.4 million pre-tax loss related to the sale of 23.9 million shares of AT&T Wireless common stock, a $388.8 million pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading and a $677.4 million decline in the fair value of certain investments, primarily Sprint PCS, considered to be other than temporary.

Equity in net losses of affiliated companies

     Equity in net losses of affiliated companies decreased 73% to $6.5 million. Generally, these losses are attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox does not exercise control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Minority interest, net of tax

     Minority interest, net of tax, decreased 83% to $3.9 million for the first half of 2003. This was primarily due to the settlement of Cox’s obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS, in 2002. The distributions on these securities represented minority interest.

Net income (loss)

     Net income for the six months ended June 30, 2003 was $88.5 million compared to a net loss of $380.6 million for the comparable period in 2002.

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

     During the six months ended June 30, 2003, Cox made capital expenditures of $662.9 million. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises, costs to upgrade and rebuild Cox’s broadband network to allow for the delivery of advanced broadband services and costs associated with network equipment used to enter new service areas.

     Capital expenditures for the year ending 2003 are expected to be approximately $1.5 billion. Cox expects depreciation expense to increase due to its continued investment in its broadband network. However, management expects increased revenues to offset increased depreciation expense. Cox does not expect to make any material acquisitions or cable systems exchanges in 2003, although management continuously reviews industry and economic conditions to identify opportunities.

     During the six months ended June 30, 2003, Cox repaid $1.1 billion of debt, which primarily consisted of the repurchase of a portion of its convertible senior notes and the repurchase of a portion of its exchangeable subordinated debentures. Refer to Note 5. “Debt” in Part I, Item 1. “Condensed Consolidated Financial Statements” for more information regarding Cox’s repurchase of its convertible senior notes and its tender offers for two of the three series of exchangeable subordinated debentures.

Sources of Cash

     During the six months ended June 30, 2003, Cox generated $818.9 million from operating activities. Net commercial paper borrowings during the first six months of 2003 were $110.0 million. Cox received net proceeds from the issuance of senior notes of $596.2 million during the first six months of 2003.

Other

     At June 30, 2003, Cox had approximately $7.0 billion of outstanding indebtedness (net of cumulative derivative adjustments made in accordance with SFAS No. 133 which reduced reported indebtedness by approximately $611.2 million). In addition, Cox had approximately $1.7 billion of total available financing capacity under its revolving credit facilities and commercial paper program at June 30, 2003.

     In June 2003, Cox renewed its 364-day credit agreement, which is now available through June 26, 2004. The 364-day credit agreement also allows Cox to extend the agreement for an additional two years at maturity. The capacity of this credit agreement was reduced from $1.1 billion to $900.0 million. Cox also has a $900.0 million 5-year credit agreement available through September 26, 2005. At Cox’s election, the interest rate on these credit agreements is based on London Interbank Offered Rate (LIBOR), the certificate of deposit rate plus varying percentages or an alternate base rate. These credit agreements also impose a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow, a measure of performance not calculated in accordance with accounting principles generally accepted in the United States of America, and a utilization fee based on the level of borrowings. Cox had no borrowings outstanding under either credit agreement at June 30, 2003 and December 31, 2002.

     Prior to May 2003, outstanding amounts due from CEI bore interest equal to CEI’s current commercial paper borrowing rate and outstanding amounts due to CEI bore interest at 50 basis points above CEI’s current commercial borrowing rate as payment for the services provided. From and after May 2, 2003, both outstanding amounts due from and to CEI bear interest equal to CEI’s current commercial paper borrowing rate.

Recent Developments

     On August 1, 2003, Cox’s $250.0 million aggregate principal amount of 6.15% REset Put Securities due 2033 (REPS) was subject to mandatory tender to the remarketing dealer. However, the remarketing dealer did not elect to remarket the REPS, and Cox repurchased the REPS on August 1, 2003. The total aggregate consideration paid to repurchase the REPS was $301.4 million, which amount included the remarketing option value paid to the remarketing dealer and accrued interest paid to the holders.

Recently Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective for the first interim or annual reporting period beginning after June 15, 2003 for existing variable interest entities and is effective immediately for variable interest entities created after January 31, 2003. The adoption of Interpretation No. 46 is not expected to have a material effect on Cox’s results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 is not expected to have a material effect on Cox’s results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires that financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption, be reported through a cumulative effect of a change in accounting principal. The adoption of SFAS No. 150 is not expected to have a material effect on Cox’s results of operations or financial position.

Caution Concerning Forward-Looking Statements

     This Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. These factors include competition within the broadband communications industry, Cox’s ability to achieve anticipated subscriber and revenue growth, Cox’s success in implementing new services and other operating initiatives, and Cox’s ability to generate sufficient cash flow to meet debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the “Caution Concerning Forward-Looking Statements” section of Cox’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. Cox assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Cox has estimated the fair value of its financial instruments as of June 30, 2003 and December 31, 2002 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

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

     Cox uses interest rate swap arrangements to manage its exposure to its fixed-rate debt obligations by effectively converting a portion of its fixed rate obligations to floating rate obligations. Cox entered into a series of interest rate swaps with an aggregate notional amount of $600.0 million in March, June and July 2003. Under each of these interest rate swaps, as well as its other interest rate swap agreements, Cox pays a floating rate based on LIBOR and receives a fixed rate. Cox does not anticipate entering into any additional swaps in the near term, but may consider additional interest rate hedging activity in the future. For additional information about Cox’s interest rate swap agreements, refer to Note 5. “Debt” and Note 6. “Derivative Instruments and Hedging Activities” in Part I, Item 1. “Condensed Consolidated Financial Statements.”

     The fair value of interest rate swaps used for hedging purposes was approximately $135.4 million and $112.1 million at June 30, 2003 and December 31, 2002, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

     Cox’s outstanding commercial paper bears interest at current market rates and, thus, approximates fair value at June 30, 2003. Cox is exposed to interest rate volatility with respect to these variable-rate instruments. Cox did not have any variable rate instruments outstanding at December 31, 2002.

     The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at June 30, 2003 and December 31, 2002 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at June 30, 2003 and December 31, 2002 is as follows:

	June 30, 2003			December 31, 2002

			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)

			(Millions of Dollars)
Fixed-rate notes and Debentures	$6,267.9	$6,719.2	$6,099.3	$5,978.6	$6,386.5	$6,432.8
Exchangeable subordinated Debentures	527.1	873.9	891.3	1,296.1	1,409.1	1,637.6

Item 4. Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer of Cox (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2003, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no changes in Cox’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, Cox’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Cox held its Annual Meeting of Stockholders on May 15, 2003. Four matters were voted upon at the meeting: (a) the election of a Board of Directors of seven members to serve until the 2004 Annual Meeting or until their successors are duly elected and qualified; (b) approval of Cox’s Second Amended and Restated Long-Term Incentive Plan; (c) approval of an amendment to Cox’s Amended and Restated Annual Incentive Plan; and (d) a shareholder proposal regarding the use of indexed executive stock options.

     The following directors were elected and received the votes indicated:

Nominee	Votes in Favor	Votes Withheld

James C. Kennedy	812,866,982	36,781,484
G. Dennis Berry	812,881,559	36,786,907
Janet Morrison Clarke	798,456,004	51,212,462
Robert C. O’Leary	812,881,096	36,787,370
James O. Robbins	812,876,200	36,792,266
Rodney W. Schrock	798,410,565	51,257,901
Andrew J. Young	797,846,243	51,822,223

     The Second Amended and Restated Long-Term Incentive Plan was approved, with 819,796,881 votes in favor, 29,503,422 votes in opposition, and 368,163 abstentions.

     The amendment to the Amended and Restated Annual Incentive Plan was approved, with 822,687,023 votes in favor, 24,406,411 votes in opposition, and 251,273 abstentions.

     The shareholder proposal regarding indexed stock options was not approved, with 19,529,423 votes in favor, 802,259,018 votes in opposition, 720,312 abstentions, and 27,159,713 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	—	Amended Certificate of Incorporation of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)

3.2	—	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)

4.1	—	Form of 4.625% Note (incorporated by reference to Exhibit 4.1 to Cox’s Current Report on Form 8-K, dated May 20, 2003 and filed with the Commission on May 28, 2003).

4.2	—	Sixth Supplemental Indenture, dated as of May 5, 2003, between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.4 to Cox’s Form 8-A/A, filed on May 7, 2003).

10.1	—	Revolving Promissory Notes, dated as of May 2, 2003.

10.2	—	Amended and Restated 364-Day Credit Agreement, dated as of June 27, 2003, among Cox Communications, Inc., the banks party thereto, JPMorgan Chase Bank, as administrative agent, and Bank of America, N.A. and Wachovia Bank, National Association as syndication agents.

10.3	—	Third Amendment dated as of June 27, 2003 in respect of the Five-Year Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., the banks party thereto, JPMorgan Chase Bank, as administrative agent, The Bank of New York and Wachovia Bank, National Association, as co-documentation agents, and Bank of America, N.A., as syndication agent.

10.4	—	Termination of Remarketing Agreement, dated as of June 25, 2003, by and between Cox Communications, Inc. and Morgan Stanley Co. Incorporated.

21	—	Subsidiaries of Cox Communications, Inc. (incorporated by reference to Exhibit 21 to Cox’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003).

31.1	—	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to SEC Release No. 34-47986).

32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to SEC Release No. 34-47986).

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2003:

Form 8-K dated May 19, 2003 (furnished May 20, 2003) reporting the amendment of certain terms of Cox’s offer to purchase any and all of its outstanding 2% Exchangeable Subordinated Debentures (the PRIZES) and 3% Exchangeable Subordinated Debentures (the Premium PHONES) under Item 5.

Form 8-K dated May 20, 2003 (furnished May 28, 2003) reporting the registered public offering of $600,000,000 aggregate principal amount of its 4.625% Notes due 2013 under Item 5 and the filing the associated underwriting agreement, form of Note, opinion of Dow, Lohnes and Albertson, and computation of ratio of earnings to fixed charges under Item 7.

Form 8-K dated June 4, 2003 (furnished June 5, 2003) reporting the expiration of Cox’s tender offers for its outstanding the PRIZES and the Premium PHONES in accordance with their terms under Item 5.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.

Date:	August 8, 2003	/s/ Jimmy W. Hayes

Jimmy W. Hayes Executive Vice President, Finance and Chief Financial Officer (principal financial officer and duly authorized officer)