Form 10-Q
period 2003-09-30
COX COMMUNICATIONS INC /DE/
filed 2003-11-12
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

      There were 592,876,154 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of October 31, 2003.

Cox Communications, Inc.
Form 10-Q
For the Quarter Ended September 30, 2003

Table of Contents

		Page

	Part I – Financial Information
Item 1.	Condensed Consolidated Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
	Part II – Other Information
Item 1.	Legal Proceedings	32
Item 6.	Exhibits and Reports on Form 8-K	33

Preliminary Note

      This Quarterly Report on Form 10-Q is for the three and nine-month periods ended September 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows Cox to “incorporate by reference” information that Cox files with it, which means that Cox can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that Cox files with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise.

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

Cox Communications, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2003	2002

	(unaudited)
	(Thousands of Dollars)
Assets
Current assets
Cash	$70,103	$228,704
Accounts and notes receivable, less allowance for doubtful accounts of $24,402 and $33,607	347,622	354,928
Amounts due from Cox Enterprises, Inc. (CEI)	—	21,109
Other current assets	119,781	267,341

Total current assets	537,506	872,082

Net plant and equipment	7,752,946	7,793,178
Investments	107,789	397,435
Intangible assets	15,693,904	15,724,288
Other noncurrent assets	142,510	218,166

Total assets	$24,234,655	$25,005,149

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$698,685	$727,877
Other current liabilities	570,733	216,235
Current portion of long-term debt	93,496	393,040
Amounts due to CEI	5,240	—

Total current liabilities	1,368,154	1,337,152

Deferred income taxes	6,192,132	6,750,635
Other noncurrent liabilities	179,085	175,912
Long-term debt, less current portion	6,868,614	6,922,957

Total liabilities	14,607,985	15,186,656

Commitments and contingencies (Note 10)
Minority interest in equity of consolidated subsidiaries	138,532	133,403
Shareholders’ equity
Series A preferred stock — liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding:4,836,372	4,836	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 598,389,612 and 598,076,894; shares outstanding: 592,866,592 and 592,567,757	598,390	598,077
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	4,543,051	4,549,029
Retained earnings	4,511,880	4,638,422
Accumulated other comprehensive income	15,127	79,465
Class A common stock in treasury, at cost: 5,523,020 and 5,509,137 shares	(212,744)	(212,337)

Total shareholders’ equity	9,488,138	9,685,090

Total liabilities and shareholders’ equity	$24,234,655	$25,005,149

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

	(unaudited)
	(Thousands of Dollars, excluding share data)
Revenues
Residential
Video	$918,762	$865,497	$2,725,605	$2,556,553
Data	226,949	148,549	631,867	404,977
Telephony	119,950	88,917	343,493	244,064
Other	23,616	18,515	68,246	59,060

Total residential revenues	1,289,277	1,121,478	3,769,211	3,264,654
Commercial	71,358	56,586	202,864	158,439
Advertising	99,533	96,985	278,314	274,627

Total revenues	1,460,168	1,275,049	4,250,389	3,697,720
Costs and expenses
Cost of services (excluding depreciation and amortization)	622,183	540,911	1,800,741	1,572,240
Selling, general and administrative expenses	294,523	280,695	894,617	838,097
Depreciation and amortization	382,053	343,054	1,130,647	1,006,574
(Gain) loss on sale of cable systems	—	—	(469)	3,916

Operating income	161,409	110,389	424,853	276,893
Interest expense	(116,593)	(141,836)	(370,652)	(397,820)
Gain (loss) on derivative instruments, net	4,182	102,738	(22,518)	870,361
Gain (loss) on investments, net	43,674	(152,751)	166,069	(1,354,381)
Equity in net losses of affiliated companies	(3,171)	(5,159)	(9,689)	(28,879)
Loss on the extinguishment of debt	(443,806)	—	(450,069)	—
Other, net	75	(104)	(882)	906

Loss before income taxes and minority interest	(354,230)	(86,723)	(262,888)	(632,920)
Income tax benefit	(140,379)	(26,174)	(141,475)	(215,382)

Loss before minority interest	(213,851)	(60,549)	(121,413)	(417,538)
Minority interest, net of tax	(1,215)	(12,511)	(5,129)	(36,144)

Net loss	$(215,066)	$(73,060)	$(126,542)	$(453,682)

Share data
Basic net loss per share
Basic weighted-average shares outstanding	620,340,892	610,741,238	620,273,775	604,298,850
Basic net loss per share	$(0.35)	$(0.12)	$(0.20)	$(0.75)
Diluted net loss per share
Diluted weighted-average shares outstanding	620,340,892	610,741,238	620,273,775	604,298,850
Diluted net loss per share	$(0.35)	$(0.12)	$(0.20)	$(0.75)

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statement of Shareholders’ Equity

							Class A
						Accumulated	Common
	Series A	Common Stock		Additional		Other	Stock in
	Preferred			Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income	at Cost	Total	Loss

	(unaudited)
	(Thousands of Dollars)
December 31, 2002	$4,836	$598,077	$27,598	$4,549,029	$4,638,422	$79,465	$(212,337)	$9,685,090
Net loss					(126,542)			(126,542)	$(126,542)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		313		5,797				6,110
Shares surrendered in connection with vesting of restricted stock							(407)	(407)
Assumption of post-retirement medical plan from CEI, net of tax				(11,775)				(11,775)
Change in net accumulated unrealized gain on securities, net of tax									(64,338)

Other comprehensive loss						(64,338)		(64,338)	(64,338)

Comprehensive loss									$(190,880)

September 30, 2003	$4,836	$598,390	$27,598	$4,543,051	$4,511,880	$15,127	$(212,744)	$9,488,138

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months
	Ended September 30

	2003	2002

	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net loss	$(126,542)	$(453,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,130,647	1,006,574
(Gain) loss on sale of cable systems	(469)	3,916
Deferred income taxes	(518,226)	11,362
(Gain) loss on derivative instruments, net	22,518	(870,361)
(Gain) loss on investments, net	(166,069)	1,354,381
Equity in net losses of affiliated companies	9,689	28,879
Loss on extinguishment of debt	450,069	—
Minority interest, net of tax	5,129	36,144
Decrease in accounts and notes receivable	7,288	57,146
Decrease in other assets	50,009	52,532
Decrease in accounts payable and accrued expenses	(41,213)	(10,113)
Increase (decrease) in taxes payable	447,791	(99,901)
Other, net	98,448	69,545

Net cash provided by operating activities	1,369,069	1,186,422

Cash flows from investing activities
Capital expenditures	(1,045,579)	(1,431,644)
Investments in and returns from affiliated companies, net	(16,651)	2,065
Proceeds from the sale of investments	246,416	1,344,770
Decrease (increase) in amounts due from CEI, net	21,109	(6,907)
Proceeds from the sale of cable systems	822	12,574
Other, net	(1,508)	(11,778)

Net cash used in investing activities	(795,391)	(90,920)

Cash flows from financing activities
Commercial paper issuance (repayments), net	234,941	(727,384)
Proceeds from issuance of debt, net of debt issuance costs	1,330,831	985,890
Repayment of debt	(2,267,371)	(284,824)
Redemption of preferred securities of subsidiary trust	—	(502,610)
Proceeds from exercise of stock options	4,896	23,764
Increase in amounts due to CEI, net	5,240	—
Distributions paid on capital and preferred securities of subsidiary trusts	—	(47,764)
Payment to repurchase remarketing option	(43,734)	—
Other, net	2,918	(22,474)

Net cash used in financing activities	(732,279)	(575,402)

Net increase (decrease) in cash	(158,601)	520,100
Cash at beginning of period	228,704	86,860

Cash at end of period	$70,103	$606,960

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended September 30, 2003

1.  Organization and Basis of Presentation

      Cox Communications, Inc. (Cox), an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is a multi-service broadband communications company serving approximately 6.6 million customers nationwide, including 6.3 million basic cable subscribers. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.

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

Stock Compensation Plans

      At September 30, 2003, Cox had two stock-based compensation plans for employees, a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP), which are more fully described in Cox’s Annual Report on Form 10-K for the year ended December 31, 2002. Cox accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying Class A common stock on the grant date. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP.

      The following tables illustrate the effect on net loss and net loss per share if Cox had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

for Stock-Based Compensation – Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended
	September 30

	2003	2002

	(Thousands of Dollars,
	excluding per share data)
Net loss, as reported	$(215,066)	$(73,060)
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(6,047)	(4,675)

Pro forma net loss	$(221,113)	$(77,735)
Loss per share:
Basic loss per share – as reported	$(0.35)	$(0.12)
Basic loss per share – pro forma	(0.36)	(0.13)
Diluted loss per share – as reported	$(0.35)	$(0.12)
Diluted loss per share – pro forma	(0.36)	(0.13)

	Nine Months Ended September 30

	2003	2002

	(Thousands of Dollars,
	excluding per share data)
Net loss, as reported	$(126,542)	$(453,682)
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(16,903)	(14,863)

Pro forma net loss	$(143,445)	$(468,545)
Loss per share:
Basic loss per share – as reported	$(0.20)	$(0.75)
Basic loss per share – pro forma	(0.23)	(0.78)
Diluted loss per share – as reported	$(0.20)	$(0.75)
Diluted loss per share – pro forma	(0.23)	(0.78)

Recently Issued Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. On October 9, 2003, the FASB deferred the effective date of Interpretation No. 46, such that the interpretation is now effective for the first interim or annual reporting period beginning after December 15, 2003 for variable interest entities that existed prior to the date of adoption and is effective immediately for variable interest entities created after February 1, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on Cox’s results of operations or financial position.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 is not expected to have a material impact on Cox’s results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to consolidated limited-life subsidiaries. Cox currently consolidates a 75% majority-owned interest in a limited-life partnership. The estimated liquidation value of the 25% minority interest is approximately $231.2 million as of September 30, 2003. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on Cox’s results of operations or financial position.

Reclassifications

      Certain amounts in the 2002 condensed consolidated financial statements have been reclassified for comparative purposes.

3.  Investments

	September 30	December 31
	2003	2002

	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$65,692	$262,939
Trading securities	—	85,410
Derivative instruments	1,316	6,137
Equity method investments	28,854	31,714
Investments stated at cost	11,927	11,235

Total investments	$107,789	$397,435

Investments Stated at Fair Value

      The aggregate cost of Cox’s investments stated at fair value at September 30, 2003 and December 31, 2002 was $42.5 million and $175.0 million, respectively. Gross unrealized gains on investments were $24.6 million at September 30, 2003, and gross unrealized gains and losses on investments were $129.6 million and $0.4 million, respectively, at December 31, 2002. For the three and nine months ended September 30, 2003, gross realized gains and losses on investments stated at fair value were $57.3 million and $13.7 million, respectively, and $181.8 million and $15.8 million, respectively. For the three and nine months ended September 30, 2002, gross realized gains and losses on investments stated at fair value were $27.1 million and $179.9 million, respectively, and $64.4 million and $1,418.8 million, respectively. Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in Note 6. “Derivative Instruments and Hedging Activities.”

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

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

      In August 2003, Cox terminated its series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. These prepaid forward contracts were hybrid instruments, comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative. In connection with the termination, Cox sold the 19.5 million shares of Sprint PCS common stock, which had been pledged to secure its obligations pursuant to these prepaid forward contracts and were classified as trading. See Note. 5 “Debt” for a discussion of the accounting for the termination of these prepaid forward contracts.

      In September 2003, Cox sold 13.9 million shares of Sprint PCS common stock for aggregate net proceeds of approximately $84.7 million. Cox recognized an aggregate pre-tax gain of $57.3 million on the sale of these shares.

      At September 30, 2003, Cox’s remaining investment in Sprint PCS was comprised of 0.4 million shares of Sprint PCS common stock and convertible preferred stock, which is convertible into approximately 4.0 million shares of Sprint PCS common stock. The estimated fair value of Cox’s investment in Sprint PCS was $59.3 million and $349.2 million at September 30, 2003 and December 31, 2002, respectively.

Other

      Cox has several other fair value, equity and cost method investments that were not, individually or in the aggregate, significant in relation to Cox’s Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002.

4.  Intangible Assets

      On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Cox has determined that its franchise value intangible assets have an indefinite useful life. Cox assesses franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measures the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. In performing an impairment test in accordance with SFAS No. 142, Cox considers the guidance contained in Emerging Issues Task Force (EITF) Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, whereby Cox considers assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 2003 impairment test resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Condensed Consolidated Statement of Operations. Cox completed its next impairment test in accordance with SFAS No. 142 in August 2003. The August 2003 test indicated no impairment of franchise value.

      Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets that are no longer amortized:

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

	September 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(Thousands of Dollars)
Intangible assets subject to amortization	$52,186	$19,317	$32,869	$47,095	$15,788	$31,307
Franchise value			15,661,035			15,692,981

Total intangible assets			$15,693,904			$15,724,288

5.  Debt

	September 30	December 31
	2003	2002

	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	234,434	—
Medium-term notes	391,342	391,274
Notes and debentures	6,102,498	5,352,489
Exchangeable subordinated debentures	25,791	1,296,070
Zero-coupon debt	—	41,377
Capitalized lease obligations	192,114	219,217
Other	15,931	15,570

	6,962,110	7,315,997
Less current portion	93,496	393,040

Total long-term debt	$6,868,614	$6,922,957

      See Note 6. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivative instruments embedded in the exchangeable subordinated debentures and zero-coupon debt, which have been classified as a component of debt in Cox’s Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002.

      Cox has debt instruments scheduled to mature in the twelve months subsequent to September 30, 2003. Cox has the ability to refinance this debt under its existing revolving credit facilities.

Revolving Credit Facilities

      In June 2003, Cox renewed its 364-day credit agreement, which is now available through June 26, 2004. The 364-day credit agreement also allows Cox to extend the agreement for an additional two years at maturity. The capacity of this credit agreement was reduced from $1.1 billion to $900.0 million. Cox also has a $900.0 million 5-year credit agreement available through September 26, 2005. At Cox’s election, the interest rate on these credit agreements is based on London Interbank Offered Rate (LIBOR), the certificate of deposit rate plus varying percentages or an alternate base rate. These credit agreements also impose a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow, a measure of performance not calculated in accordance with GAAP, and a utilization fee based on the level of borrowings. Cox had no borrowings outstanding under either credit agreement at September 30, 2003 and December 31, 2002.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

Notes and Debentures

      In September 2003, Cox issued $750.0 million aggregate principal amount of senior notes, including a series of 3.875% senior notes due 2008 with an aggregate principal amount of $250.0 million and a series of 5.5% senior notes due 2015 with an aggregate principal amount of $500.0 million. After underwriting discount and commissions and estimated offering costs of $9.6 million in aggregate, Cox received net proceeds of approximately $740.4 million. The 3.875% senior notes mature on October 1, 2008 and the 5.5% senior notes mature on October 1, 2015. Both series of senior notes are unsecured and rank equally with Cox’s other senior unsecured indebtedness. In addition, both series of senior notes may be redeemed by Cox, in whole or in part, at any time prior to maturity at the greater of (x) 100% of the principal amount and (y) the present value of the principal amount and the remaining scheduled interest payments plus a make-whole premium, plus in either case (x) or (y), accrued and unpaid interest. Interest on both series is payable on a semi-annual basis beginning April 1, 2004.

      On August 1, 2003, Cox’s $250.0 million aggregate principal amount of 6.15% REset Put Securities due 2033 (REPS) was subject to mandatory tender to the remarketing dealer. However, the remarketing dealer and Cox mutually agreed to terminate the remarketing dealer’s right to remarket the REPS and, in accordance with the terms of the REPS, Cox repurchased the REPS on August 1, 2003. The total aggregate consideration paid to repurchase the REPS was $301.4 million, which amount included $257.7 million principal amount and accrued interest paid to the holders and $43.7 million remarketing option value paid to the remarketing dealers. Cox recognized a pre-tax loss of approximately $1.5 million in connection with the repurchase of the REPS.

      In May 2003, Cox issued a series of 4.625% senior notes due 2013 with an aggregate principal amount of $600.0 million, less underwriting discounts and commissions and estimated offering costs of $7.7 million. The 4.625% senior notes mature on June 1, 2013, are unsecured and rank equally with Cox’s other senior unsecured indebtedness. In addition, the 4.625% senior notes may be redeemed by Cox, in whole or in part, at any time prior to maturity at the greater of (x) 100% of the principal amount and (y) the present value of the principal amount and the remaining scheduled interest payments plus a make-whole premium, plus in either case (x) or (y), accrued and unpaid interest. Interest is payable on a semi-annual basis beginning December 1, 2003.

      In accordance with the terms of the indenture governing Cox’s convertible senior notes due 2021, Cox became obligated to purchase for cash convertible notes tendered and not withdrawn before the close of business on February 24, 2003. Cox repurchased $422.7 million aggregate principal amount at maturity of the convertible notes that had been properly tendered and not withdrawn, for aggregate cash consideration of $304.2 million, which represented the accreted value of the repurchased notes. Cox recognized a pre-tax loss of approximately $10.2 million in connection with the repurchase of the convertible notes. As a result, $19.0 million of the original $770.8 million aggregate principal amount at maturity of Cox’s convertible notes remain outstanding at September 30, 2003.

Exchangeable Subordinated Debentures

      In September 2003, Cox purchased $1.8 billion original principal amount of its exchangeable subordinated discount debentures due 2020 (Discount Debentures) pursuant to Cox’s tender offer for such securities for aggregate cash consideration of $908.8 million, representing the tender offer consideration and, as applicable, the early tender premium, plus accrued and unpaid interest. Cox recognized a pre-tax loss of approximately $412.8 million in connection with the purchase of the Discount Debentures.

      In June 2003, Cox purchased $1.3 billion original principal amount of its 2% exchangeable subordinated debentures due 2029 (PRIZES) and $274.9 million original principal amount of its 3% exchangeable subordinated debentures due 2030 (Premium PHONES) pursuant to Cox’s tender offers for such securities for aggregate cash consideration of $755.1 million, representing the tender offer consideration plus accrued and unpaid interest for each security. As a result of Cox’s purchase pursuant to the tender offers, on June 30, 2003, the Premium PHONES were de-listed from the New York Stock Exchange and registration of the Premium PHONES under Section 12 of the Securities Exchange Act of

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

1934 was terminated. Cox recognized a pre-tax gain of approximately $3.9 million in connection with the purchase of the PRIZES and Premium PHONES.

      Exchangeable subordinated debentures at September 30, 2003 are comprised of: $14.6 million aggregate original principal amount of PRIZES, which were issued in November 1999 and are due November 2029; $0.1 million aggregate original principal amount of Premium PHONES, which were issued in March 2000 and are due March 2030; and $62.3 million aggregate principal amount at maturity of Discount Debentures which were issued in April 2000 and are due April 2020. The aggregate carrying value of the exchangeable subordinated debentures, which is adjusted for the embedded derivative obligations, amounted to $25.8 million and $1.3 billion at September 30, 2003 and December 31, 2002, respectively, and has been classified within debt in the Condensed Consolidated Balance Sheets.

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

Zero-Coupon Debt

      In August 2003, Cox terminated its series of prepaid forward contracts, which matured at various dates between 2004 and 2006, and at Cox’s election, could be settled in cash or shares of Sprint PCS common stock. These hybrid instruments were comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derived its value, in part, based on the trading price of Sprint PCS common stock. The zero-coupon debt instrument was extinguished upon the termination of the prepaid forward contracts. In connection with the termination, Cox sold the 19.5 million shares of Sprint PCS common stock, which had been pledged to secure its obligations pursuant to the series of prepaid forward contracts and were classified as trading. Proceeds from this sale, net of the payment made to the prepaid forward contracts counterparty and customary fees, were $0.1 million. Cox recognized a pre-tax loss of approximately $29.5 million in connection with the net settlement of the zero-coupon debt instruments.

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

      In June and July 2003, Cox entered into a series of interest rate swap agreements with an aggregate notional amount of $400.0 million. These swaps have been designated as fair value hedges of the underlying debt, as defined in SFAS No. 133, and relate to debt maturing in 2009.

      The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swap agreements at September 30, 2003 and December 31, 2002:

	September 30	December 31
	2003	2002

Notional amount (in thousands)	$1,750,000	$1,150,000
Weighted average fixed interest rate received	7.38%	7.38%
Weighted average floating interest rate paid	3.23%	3.10%
Maturity	2004–2009	2004–2006

      As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced by $17.3 million and $46.3 million, respectively, during the three and nine months ended September 30, 2003, and $12.1 million and $35.5 million, respectively, during the same periods in the prior year.

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

      Cox recorded a pre-tax gain on derivative instruments of $4.2 million during the three months ended September 30, 2003 and a $22.5 million pre-tax loss during the nine months ended September 30, 2003. Pre-tax gains on derivative instruments were $102.7 million and $870.4 million during the three and nine months ended September 30, 2002, respectively. In addition, cumulative derivative adjustments made in accordance with SFAS No. 133, which are classified as a component of debt in Cox’s Condensed Consolidated Balance Sheets, increased reported indebtedness by approximately $72.1 million at September 30, 2003 and reduced reported indebtedness by approximately $1.4 billion at December 31, 2002. The following is a detail of Cox’s gain (loss) on derivative instruments for the three and nine months ended September 30, 2003 and 2002, followed by a summary of Cox’s derivative instruments.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(Millions of Dollars)
Equity collar arrangements	$—	$—	$—	$268.8
Zero-coupon debt	4.2	64.2	(18.7)	397.3
Exchangeable subordinated debentures	—	43.7	0.6	293.0
Stock purchase warrants	—	(5.2)	(4.4)	(88.7)

Total derivative gain (loss)	$4.2	$102.7	$(22.5)	$870.4

Interest Rate Swap Agreements

      Cox utilizes interest rate swap agreements designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in Cox’s Condensed Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $84.1 million and $112.1 million at September 30, 2003 and December 31, 2002, respectively.

Equity Collar Arrangements

      Cox had a series of costless equity collar arrangements to manage its exposure to market price fluctuations of approximately 15.8 million shares of its Sprint PCS common stock. Cox also had costless equity collar arrangements to manage its exposure to market price fluctuations of 17.2 million shares of its AT&T Wireless common stock and 22.5 million shares of its AT&T common stock. Cox had designated and accounted for all of these costless equity collars as fair value hedges. During the first quarter of 2002, Cox terminated these equity collar arrangements for aggregate proceeds of $264.4 million and recognized a pre-tax derivative gain of approximately $268.8 million.

Zero-Coupon Debt

      As discussed in Note 5. “Debt”, Cox terminated its series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. Prior to the termination, these contracts met the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments were comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derived its value, in part, based on the trading price of Sprint PCS common stock. Cox did not designate these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives were recognized in earnings and classified within gain (loss) on derivative instruments in Cox’s Condensed Consolidated Statements of Operations. As of December 31, 2002, the aggregate fair value of the embedded derivatives approximated a derivative asset of $400.1 million and was classified as a component of the zero-coupon debt instruments. Accordingly, the carrying value of the zero-coupon debt instruments, net of the embedded derivative assets, amounted to a net liability of $41.4 million at December 31, 2002 and was classified within debt in Cox’s Condensed Consolidated Balance Sheets.

Exchangeable Subordinated Debentures

      Cox has three series of exchangeable subordinated debentures outstanding, referred to as PRIZES, Premium PHONES and Discount Debentures, as further described in Note 5. “Debt.” The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives, in part, its value based on the trading price of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads. Cox has not designated these embedded

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $0 and $0.6 million at September 30, 2003 and December 31, 2002, respectively, and has been classified as a component of the corresponding exchangeable subordinated debt instruments. Accordingly, the aggregate carrying value of the exchangeable subordinated debt instruments, including the embedded derivative obligations, amounted to $25.8 million and $1.3 billion at September 30, 2003 and December 31, 2002, respectively, and has been classified within debt in the Condensed Consolidated Balance Sheets. As a result of Cox’s purchase of PRIZES, Premium PHONES and Discount Debentures pursuant to its tender offers described in Note 5. “Debt,” $14.6 million original principal amount of PRIZES, $0.1 million original principal amount of Premium PHONES and $62.3 million original principal amount at maturity of Discount Debentures remain outstanding and, therefore, the carrying values for such securities at September 30, 2003 are significantly less than the carrying values at December 31, 2002.

Stock Purchase Warrants

      Cox holds warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by the delivery of net shares such that Cox pays no cash upon exercise are deemed freestanding derivative instruments, as prescribed by SFAS No. 133. Cox has not designated these net share warrants as hedging instruments; accordingly, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in Cox’s Condensed Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $1.3 million and $6.1 million at September 30, 2003 and December 31, 2002, respectively, and has been classified as a component of investments in Cox’s Condensed Consolidated Balance Sheets.

7.  Earnings Per Share

      The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net income for the three and nine months ended September 30, 2003:

	Three Months	Nine Months
	Ended	Ended
	September 30 2003	September 30 2003

	(Thousands of Dollars,
	excluding per share data)
Net loss (A)	$(215,066)	$(126,542)

Basic weighted average shares outstanding (B)	620,341	620,274
Effect of dilutive securities:
Employee stock purchase plan	—	—
Convertible preferred stock	—	—

Diluted weighted average shares outstanding (C)	620,341	620,274

Earnings per share before cumulative effect of change in accounting principle Basic loss per share (A/B)	$(0.35)	$(0.20)

Diluted loss per share (A/C)	$(0.35)	$(0.20)

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

      For the three and nine months ended September 30, 2003, 26.3 million Class A common shares related to employee stock-based compensation plans, convertible preferred stock and convertible senior notes were not included in the computation of diluted earnings per share, because such effects would have been antidilutive for the period.

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

8.  Transactions with Affiliated Companies

      Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. Both outstanding amounts due from and to CEI bear interest equal to CEI’s current commercial paper borrowing rate. The amount due to CEI from Cox was $5.2 million at September 30, 2003, and the amount due from CEI to Cox was approximately $21.1 million at December 31, 2002. The interest rate was 1.2% and 1.8% at September 30, 2003 and December 31, 2002, respectively. Included in amounts due to CEI are the following transactions:

(Thousands
of Dollars)

Intercompany due from CEI, December 31, 2002	$21,109
Cash transferred to CEI	141,443
Net operating expense reimbursements	(167,792)

Intercompany due to CEI, September 30, 2003	$(5,240)

9.  Retirement Plans

      Prior to January 1, 2003, CEI provided certain health care and life insurance benefits to substantially all eligible retirees of Cox. The post-retirement expense and accumulated post-retirement benefit obligation under the CEI plan related to Cox retirees was allocated to Cox by CEI. In January 2003, Cox adopted its own post-retirement medical plan to provide benefits to substantially all eligible Cox retirees effective January 1, 2003, including former Cox employees who retired prior to January 1, 2003. No change was made to the CEI program that has provided, and continues to provide, life insurance coverage to eligible Cox retirees. The new Cox retiree health care plan is contributory with participants’ contributions adjusted annually; the life insurance plan is noncontributory. The accounting for the retiree health care plan anticipates future cost-sharing changes that are consistent with Cox’s expressed intent to increase retiree contributions including a limit on Cox’s share of costs for recent and future retirees.

10.  Supplemental Financial Information

	September 30	December 31
	2003	2002

	(Thousands of Dollars)
Other current assets
Inventory	$51,530	$96,967
Income tax receivable	—	119,754
Prepaid assets	36,231	41,522
Other	32,020	9,098

Total other current assets	$119,781	$267,341

Other current liabilities
Deposits and advances	$87,146	$80,816
Income tax payable	332,345	—
Other	151,242	135,419

Total other current liabilities	$570,733	$216,235

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

	Nine Months Ended
	September 30

	2003	2002

	(Thousands of Dollars)
Significant non-cash transactions
Settlement of FELINE PRIDES	$—	$650,000
Cash flow information
Cash paid for interest	$272,753	$323,970
Cash paid for income taxes	340,517	9,264
Cash received for income taxes	409,970	135,570

11.  Commitments and Contingencies

      In connection with certain of Cox’s recent acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of September 30, 2003, Cox believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.

      Cox’s subsidiary, Cox Communications Louisiana L.L.C. (Cox Louisiana), is a defendant in a putative subscriber class action suit in Louisiana state court filed on November 5, 1997. The suit challenges the propriety of late fees charged by Cox Louisiana in the greater New Orleans area to customers who fail to pay for services in a timely manner. The suit seeks injunctive relief and damages under certain claimed state law causes of action. Cox Louisiana intends to defend this action vigorously. The outcome of this matter cannot be predicted at this time.

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

      On September 8, 2002, plaintiff Daniel David, on behalf of himself and all others similarly situated, sued Fax.com, Cox Business Services and others in the Superior Court of California, Alameda County. The complaint alleges that Fax.com has sent numerous unsolicited advertisements by facsimile in violation of a federal statute and that Cox Business Services, which provides telecommunications services to Fax.com, is also liable for the facsimiles in violation of the Telephone Consumer Protection Act of 1991 (TCPA) and certain state laws, including trespass to chattels, violation of Section 17-200 of the California Business and Professions Code and unjust enrichment. The suit seeks an award of statutory damages in the amount of $500 for each violation of the TCPA, treble damages, injunctive relief, the establishment of a constructive

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

trust and other relief. This action had been stayed pending FCC action on its on-going TCPA rule-making and the outcome of certain court actions. The stay was in effect until October 15, 2003. On October 24, 2003, Cox Business Services filed a demurrer seeking dismissal of all the claims against Cox Business Services. Cox Business Services intends to defend this action vigorously. The outcome cannot be predicted at this time.

      Cox @Home, Inc., a wholly-owned subsidiary of Cox, is a stockholder of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. On September 24, 2002, a committee of bondholders of Excite@Home sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleges the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. On September 30, 2003, the Delaware District Court ordered the action transferred to the United States District Court for the Southern District of New York. Cox and Cox @Home intend to defend this action vigorously. The outcome cannot be predicted at this time.

      Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of California, San Mateo County, on behalf of themselves and all other stockholders of Excite@Home as of March 28, 2000, seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. On February 26, 2001, the Court stayed both actions, which had been previously consolidated, on grounds of forum non-conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001, in the same court. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/Yourman action, thereby also staying the Ward action. On June 18, 2002, the court granted plaintiffs’ motion to lift the stay and authorized discovery to proceed regarding Cox’s pending motion to dismiss for lack of personal jurisdiction. On September 10, 2002, the United States Bankruptcy Court for the Northern District of California in the Excite@Home bankruptcy proceeding held that the claims in the suits were derivative and, thus, constituted the exclusive property of the Excite@Home bankruptcy estate. The Bankruptcy Court thereafter ordered the plaintiffs to dismiss the suits. Plaintiffs subsequently appealed the Bankruptcy Court’s decision to the United States District Court for the Northern District of California. On September 29, 2003, the District Court affirmed the order of the Bankruptcy Court. On October 27, 2003, plaintiffs filed a notice of appeal of the District Court’s decision to the United States Court of Appeals for the Ninth Circuit. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

      On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case has been consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. The putative class includes persons who purchased and held shares of Excite@Home common stock between the time period March 28, 2000 and September 28, 2001. The sole count against Cox asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting "puffery," dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

      On July 3, 2003, Leo James filed a putative class action lawsuit against Cox and David Woodrow, among others, in the United States District Court for the Southern District of New York. Cox was served on October 27, 2003. Mr. James is represented by the same attorneys who represent the individuals who were previously designated lead plaintiffs in the Leykin action described above. The complaint in the James action asserts claims substantially similar to the operative allegations in the Leykin action described above. Accordingly, the sole count against Cox asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder and seeks from Cox unspecified monetary damages, statutory compensation and other relief. Cox intends to defend the action vigorously. The outcome cannot be predicted at this time.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2003 and 2002.

Overview

      Cox Communications, Inc. (Cox), an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is a multi-service broadband communications company serving approximately 6.6 million customers nationwide, including 6.3 million basic cable subscribers. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.

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

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

      The following table sets forth summarized consolidated financial information for the three months ended September 30, 2003 and 2002.

	Three Months Ended
	September 30

	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Revenues	$1,460,168	$1,275,049	$185,119	15%
Costs and expenses	916,706	821,606	95,100	12%
Depreciation and amortization	382,053	343,054	38,999	11%

Operating income	161,409	110,389	51,020	46%
Interest expense	(116,593)	(141,836)	25,243	(18%)
Gain on derivative instruments, net	4,182	102,738	(98,556)	(96%)
Gain (loss) on investments, net	43,674	(152,751)	196,425	129%
Equity in net losses of affiliated companies	(3,171)	(5,159)	1,988	(39%)
Loss on extinguishment of debt	(443,806)	—	(443,806)	(100%)
Other, net	75	(104)	179	172%
Income tax benefit	140,379	26,174	114,205	—
Minority interest, net of tax	(1,215)	(12,511)	11,296	(90%)

Net loss	$(215,066)	$(73,060)	$(142,006)	194%

Revenues

      The following table sets forth summarized revenue information for the three months ended September 30, 2003 and 2002.

	Three Months Ended September 30

	2003	% of Total	2002	% of Total	$ Change	% Change

		(Thousands of Dollars)
Residential
Video	$918,762	63%	$865,497	68%	$53,265	6%
Data	226,949	15%	148,549	12%	78,400	53%
Telephony	119,950	8%	88,917	7%	31,033	35%
Other	23,616	2%	18,515	1%	5,101	28%

Total residential	1,289,277	88%	1,121,478	88%	167,799	15%
Commercial	71,358	5%	56,586	4%	14,772	26%
Advertising	99,533	7%	96,985	8%	2,548	3%

Total revenues	$1,460,168	100%	$1,275,049	100%	$185,119	15%

      The 15% increase in total revenues is primarily attributable to:

•	a 33% increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	a 5% increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability;

•	a $5 per month price increase on high-speed Internet access adopted in select markets in the fourth quarter of 2002 and in most of Cox’s remaining markets in the first quarter of 2003; and

•	an increase in commercial broadband customers, with customer locations now surpassing 100,000.

      Cox has experienced solid growth in digital cable, residential data and telephony customers, as well as commercial broadband customers. Cox expects this trend to continue and anticipates continued consumer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking and high-definition television. However, actual growth and demand may not meet Cox’s expectations due to increased competition, reduced demand and other risks and uncertainties. For a more detailed discussion of these and other risk factors, see the “Caution Concerning Forward-Looking Statements” section of Cox’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

Costs and expenses

      The following table sets forth summarized operating expenses for the three months ended September 30, 2003 and 2002.

	Three Months Ended
	September 30

	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Cost of services
Programming costs	$297,872	$261,639	$36,233	14%
Other cost of services	324,311	279,272	45,039	16%

Total cost of services	622,183	540,911	81,272	15%
Selling, general and administrative
Marketing	67,384	61,054	6,330	10%
General and administrative	227,139	219,641	7,498	3%

Total selling, general and administrative	294,523	280,695	13,828	5%

Total costs and expenses	$916,706	$821,606	$95,100	12%

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

      Cost of services increased 15% for the three months ended September 30, 2003 over the comparable period in 2002. Programming costs increased 14% primarily due to programming rate increases and customer growth. Approximately 12% of the increase in programming costs was attributable to programming rate increases, and 2% was related to digital customer growth. Other cost of services increased 16%, primarily due to 1.2 million in net additions of basic video and advanced-service customers over the last twelve months and increased labor costs due to the transition from upgrade construction and new product launches to maintenance and related customer costs directly associated with the growth of new subscribers.

      Selling, general and administrative expenses include marketing, salaries and benefits, maintenance and support, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased 5% primarily due to:

•	a 3% increase in general and administrative expenses primarily relating to increased salaries and benefits and increased headcount; and

•	a 10% net increase in marketing expense primarily due to an increase related to the promotion of new services and bundling alternatives, partially offset by a decrease in costs associated with Cox Media, Cox’s advertising sales business.

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

Depreciation and amortization

      Depreciation and amortization increased to $382.1 million during the three months ended September 30, 2003 from $343.1 million during the comparable period in 2002 due to an increase in depreciation from Cox’s continuing investment in its broadband network in order to deliver additional programming and services. Cox will continue to invest in its broadband network in order to deliver additional programming and services, which management expects will result in increased revenues to offset increased depreciation expense.

Operating income

      Operating income for the third quarter of 2003 was $161.4 million compared to $110.4 million for the third quarter of 2002. The increase in operating income was primarily attributable to the 15% increase in revenues.

Interest expense

      Interest expense decreased 18% to $116.6 million primarily due to:

•	a reduction of outstanding indebtedness, prior to cumulative derivative adjustments made in accordance with SFAS No. 133, of $2.2 billion; and

•	increased savings as a result of Cox’s interest rate swap arrangements associated with fair value hedges.

Gain (loss) on derivative instruments, net

      For the third quarter of 2003, Cox recorded a $4.2 million pre-tax gain on derivative instruments primarily resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt that were indexed to shares of Sprint PCS common stock that Cox owned prior to the net settlement of the zero-coupon debt in August 2003.

      The net gain on derivative instruments of $102.7 million for the comparable period in 2002 was due to:

•	$43.7 million pre-tax gain resulting from the change in fair value of certain derivative instruments embedded in Cox’s exchangeable subordinated debentures (the PRIZES, Premium PHONES, and Discount Debentures) and indexed to shares of Sprint PCS common stock;

•	$64.2 million pre-tax gain resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt and indexed to shares of Sprint PCS common stock; partially offset by

•	$5.2 million pre-tax loss resulting from the change in fair value of certain derivative instruments associated with Cox’s investments, including Sprint PCS.

      For a more detailed description of the exchangeable subordinated debentures, zero-coupon debt and their corresponding embedded derivatives, please refer to Note 5. “Debt” and Note 6. “Derivative Instruments and Hedging Activities” in Part I, Item 1. “Condensed Consolidated Financial Statements.”

Gain (loss) on investments, net

      The net gain on investments of $43.7 million for the third quarter of 2003 was primarily due to:

•	$57.3 million pre-tax gain on the sale of 13.9 million shares of Sprint PCS common stock; partially offset by

•	$4.9 million pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading; and

•	$8.8 million decline in the fair value of certain investments considered to be other than temporary.

      The net loss on investments of $152.8 million for the comparable period in 2002 was primarily due to a $48.9 million pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading and a $127.0 million decline in the fair value of certain investments, primarily Sprint PCS, considered to be other than temporary.

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

Equity in net losses of affiliated companies

      Equity in net losses of affiliated companies decreased 39% to $3.2 million. Generally, these losses are attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox does not exercise control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Loss on extinguishment of debt

      For the third quarter of 2003, Cox recorded a $443.8 million pre-tax loss on extinguishment of debt consisting of:

•	$412.8 million pre-tax loss resulting from the purchase of $1.8 billion aggregate principal amount of Discount Debentures pursuant to Cox’s offer to purchase any and all Discount Debentures;

•	$29.5 million pre-tax loss resulting from the termination of Cox’s series of prepaid forward contracts to sell up to 19.5 million shares of Sprint PCS common stock; and

•	$1.5 million pre-tax loss resulting from the purchase of $250.0 million aggregate principal amount of REPS.

Income tax benefit

      Income tax benefit was $140.4 million for the three months ended September 30, 2003 compared to $26.2 million for the same period in 2002. The effective tax rate for the three months ended September 30, 2003 was 39.6% compared to 30.2% for the same period in 2002. The change in the effective tax rate was primarily due to the impact of varying effective state tax rates across Cox’s operations, along with the effect of current year investing and financing transactions.

Minority interest, net of tax

      Minority interest, net of tax, decreased 90% to $1.2 million for the third quarter of 2003. This was primarily due to the settlement of Cox’s obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS, in 2002. The distributions on these securities represented minority interest.

Net loss

      Net loss for the third quarter of 2003 was $215.1 million compared to a net loss of $73.1 million for the comparable period in 2002.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

      The following table sets forth summarized consolidated financial information for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended
	September 30

	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Revenues	$4,250,389	$3,697,720	$552,669	15%
Costs and expenses	2,695,358	2,410,337	285,021	12%
Depreciation and amortization	1,130,647	1,006,574	124,073	12%
(Gain) loss on sale of cable systems	(469)	3,916	4,385	(112%)

Operating income	424,853	276,893	147,960	53%
Interest expense	(370,652)	(397,820)	(27,168)	(7%)
Gain (loss) on derivative instruments, net	(22,518)	870,361	892,879	(103%)
Gain (loss) on investments, net	166,069	(1,354,381)	1,520,450	112%
Equity in net losses of affiliated companies	(9,689)	(28,879)	19,190	(66%)
Loss on extinguishment of debt	(450,069)	—	(450,069)	(100%)
Other, net	(882)	906	(1,788)	(197%)
Income tax benefit	141,475	215,382	(73,907)	(34%)
Minority interest, net of tax	(5,129)	(36,144)	31,015	(86%)

Net loss	$(126,542)	$(453,682)	$(327,140)	(72%)

Revenues

      The following table sets forth summarized revenue information for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended September 30

	2003	% of Total	2002	% of Total	$ Change	% Change

	(Thousands of Dollars)
Residential
Video	$2,725,605	64%	$2,556,553	69%	$169,052	7%
Data	631,867	15%	404,977	11%	226,890	56%
Telephony	343,493	8%	244,064	7%	99,429	41%
Other	68,246	2%	59,060	2%	9,186	16%

Total residential	3,769,211	89%	3,264,654	89%	504,557	15%
Commercial	202,864	5%	158,439	4%	44,425	28%
Advertising	278,314	6%	274,627	7%	3,687	1%

Total revenues	$4,250,389	100%	$3,697,720	100%	$552,669	15%

      The 15% increase in total revenues is primarily attributable to:

•	a 33% increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	a 5% increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability;

•	a $5 per month price increase on high-speed Internet access adopted in select markets in the fourth quarter of 2002 and in most of Cox’s remaining markets in the first quarter of 2003; and

•	an increase in commercial broadband customers, with customer locations now surpassing 100,000.

      Cox has experienced solid growth in digital cable, residential data and telephony customers, as well as commercial broadband customers. Cox expects this trend to continue and anticipates continued consumer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking and high-definition television. However, actual growth and demand may not meet Cox’s expectations due to increased competition, reduced demand and other risks and uncertainties. For a more detailed discussion of these and other risk factors, see the “Caution Concerning Forward-Looking Statements” section of Cox’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

Costs and expenses

      The following table sets forth summarized operating expenses for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended
	September 30

	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Cost of services
Programming costs	$884,016	$785,725	$98,291	13%
Other cost of services	916,725	786,515	130,210	17%

Total cost of services	1,800,741	1,572,240	228,501	15%
Selling, general and administrative
Marketing	199,479	195,498	3,981	2%
General and administrative	695,138	642,599	52,539	8%

Total selling, general and administrative	894,617	838,097	56,520	7%

Total costs and expenses	$2,695,358	$2,410,337	$285,021	12%

      Cost of services increased 15% for the nine months ended September 30, 2003 over the comparable period in 2002. Programming costs increased 13% primarily due to programming rate increases and customer growth. Approximately 10% of the increase in programming costs was attributable to programming rate increases, and 3% was related to digital customer growth. Other cost of services increased 17%, primarily due to:

•	1.2 million in net additions of basic and advanced-service customers over the last twelve months;

•	increased labor costs due to the transition from upgrade construction and new product launches to maintenance and related customer costs directly associated with the growth of new subscribers; partially offset by

•	a one-time non-recurring charge of approximately $9.8 million taken in the first quarter of 2002 associated with the continuation of Excite@Home high-speed Internet service following the bankruptcy of Excite@Home.

      Selling, general and administrative expenses increased 7% primarily due to:

•	an 8% increase in general and administrative expenses primarily relating to increased salaries and benefits and increased headcount; and

•	a 2% net increase in marketing expense primarily related to an increase in promotional spending for new services and bundling alternatives, partially offset by a decrease in costs associated with Cox Media, Cox’s advertising sales business.

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

Depreciation and amortization

      Depreciation and amortization increased to $1.1 billion from $1.0 billion in the nine months ended September 30, 2003. This was due to an increase in amortization resulting from a non-cash impairment charge of $25.0 million recognized in the first quarter of 2003, upon completion of an impairment test of franchise value in accordance with SFAS No. 142, and an increase in depreciation from Cox’s continuing investment in its broadband network in order to deliver additional programming and services. Cox will continue to invest in its broadband network in order to deliver additional programming and services, which management expects will result in increased revenues to offset increased depreciation expense.

      In performing its impairment tests in accordance with SFAS No. 142, Cox considers the guidance contained in Emerging Issues Task Force (EITF) Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, whereby Cox considers assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 2003 impairment test resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Condensed Consolidated Statement of Operations. Cox completed its next impairment test in accordance with SFAS No. 142 in August 2003. The August 2003 test indicated no impairment of franchise value.

Operating income

      Operating income for the nine months ended September 30, 2003 was $424.9 million compared to $276.9 million for the nine months ended September 30, 2002. Operating income for the nine months ended September 30, 2002 includes a one-time non-recurring net charge of approximately $9.8 million associated with the continuation of Excite@Home high-speed Internet service following the bankruptcy of Excite@Home. The increase in operating income, excluding the one-time charge, was primarily attributable to a 15% increase in revenues.

Interest expense

      Interest expense decreased 7% to $370.7 million primarily due to:

•	a reduction of outstanding indebtedness, prior to cumulative derivative adjustments made in accordance with SFAS No. 133, of $2.2 billion; and

•	increased savings as a result of Cox’s interest rate swap arrangements associated with fair value hedges.

Gain (loss) on derivative instruments, net

      For the nine months ended September 30, 2003, Cox recorded a $22.5 million pre-tax loss on derivative instruments, which was comprised of the following:

•	a $4.4 million pre-tax loss due to a decrease in the fair value of Cox’s net settleable warrants. The decrease in fair value of these warrants was primarily attributed to the decrease in the fair value of the underlying equity security during the quarter; and

•	an $18.7 million pre-tax loss due to a change in the fair value of the embedded derivatives contained in Cox’s zero-coupon debt. The change in fair value of these embedded derivatives was primarily attributed to the increase in the trading price of Sprint PCS, the changes in U.S. Treasury rates and Cox’s credit spreads during the quarter.

      The $870.4 million pre-tax gain on derivative instruments for the first nine months of 2002 was comprised of the following:

•	a $293.0 million pre-tax gain due to a change in the fair value of the embedded derivatives in Cox’s exchangeable subordinated debentures;

•	a $397.3 million pre-tax gain due to a change in the fair value of the embedded derivatives contained in Cox’s zero-coupon debt; and

•	a $180.1 million pre-tax gain due to a change in the fair value of certain derivative instruments associated with Cox’s investments, including Sprint PCS, AT&T and AT&T Wireless.

Gain (loss) on investments, net

      Net gain on investments of $166.1 million for the nine months ended September 30, 2003 was primarily due to:

•	$154.5 million pre-tax gain on the sale of 46.8 million shares of Sprint PCS common stock;

•	$21.8 million pre-tax gain as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading; partially offset by

•	$9.6 million pre-tax decline in the fair value of certain investments considered to be other than temporary.

      The net loss on investments of $1.4 billion for the comparable period in 2002 was primarily due to:

•	$170.4 million pre-tax loss related to the sale of 23.9 million shares of AT&T Wireless common stock;

•	$437.7 million pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading; and

•	$804.4 million decline in the fair value of certain investments, primarily Sprint PCS, considered to be other than temporary.

Equity in net losses of affiliated companies

      Equity in net losses of affiliated companies decreased 66% to $9.7 million. Generally, these losses are attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox does not exercise control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Loss on extinguishment of debt

      For the nine months ended September 30, 2003, Cox recorded a $450.1 million pre-tax loss on extinguishment of debt consisting of:

•	$412.8 million pre-tax loss resulting from the purchase of $1.8 billion aggregate principal amount of the Discount Debentures pursuant to Cox’s offer to purchase any and all Discount Debentures;

•	$29.5 million pre-tax loss resulting from the termination of Cox’s series of prepaid forward contracts to sell up to 19.5 million shares of Sprint PCS common stock;

•	$1.5 million pre-tax loss resulting from the purchase of $250.0 million aggregate principal amount of REPS;

•	$10.2 million pre-tax loss resulting from the purchase of $422.7 million aggregate principal amount at maturity of Cox’s convertible senior notes due 2021 pursuant to the holders’ right to require Cox to purchase the convertible notes; partially offset by

•	$3.9 million pre-tax gain resulting from the purchase of $1.3 billion aggregate principal amount of the PRIZES and $274.9 million aggregate principal amount of the Premium PHONES pursuant to Cox’s offer to purchase any and all PRIZES and Premium PHONES.

Income tax benefit

      Income tax benefit was $141.5 million for the nine months ended September 30, 2003 compared to $215.4 million for the same period in 2002. The effective tax rate for the nine months ended September 30, 2003 was 53.8% compared to 34.0% for the same period in 2002. The change in the effective tax rate was primarily due to the impact of varying effective state tax rates across Cox’s operations, along with the effect of current year investing and financing transactions.

Minority interest, net of tax

      Minority interest, net of tax, decreased 86% to $5.1 million for the first nine months of 2003. This was primarily due to the settlement of Cox’s obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS, in 2002. The distributions on these securities represented minority interest.

Net loss

      Net loss for the nine months ended September 30, 2003 was $126.5 million compared to a net loss of $453.7 million for the comparable period in 2002.

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

      During the nine months ended September 30, 2003, Cox made capital expenditures of $1.0 billion. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises, costs to upgrade and rebuild Cox’s broadband network to allow for the delivery of advanced broadband services and costs associated with network equipment used to enter new service areas.

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

      During the nine months ended September 30, 2003, Cox utilized $2.3 billion in connection with the purchase of a portion of its convertible senior notes, the purchase of substantially all of its exchangeable subordinated debentures (the PRIZES, Premium PHONES, and Discount Debentures), the extinguishment of its zero-coupon debt instruments, and the purchase of its REPS. Refer to Note 5. “Debt” in Part I, Item 1. “Condensed Consolidated Financial Statements” for more information regarding Cox’s repayment of debt.

Sources of Cash

      During the nine months ended September 30, 2003, Cox generated $1.4 billion from operating activities. Net commercial paper borrowings during the first nine months of 2003 were $234.9 million. Cox received net proceeds from the issuance of debt of $1.3 billion during the first nine months of 2003. In addition, during the nine months ended September 30, 2003, Cox received aggregate net proceeds of $246.4 million from the sale of 46.8 million shares of Sprint PCS common stock.

Other

      At September 30, 2003, Cox had approximately $7.0 billion of outstanding indebtedness (net of cumulative derivative adjustments made in accordance with SFAS No. 133 which increased reported indebtedness by approximately $72.1 million). In addition, at September 30, 2003, Cox had approximately $1.6 billion of total available financing capacity under its revolving credit facilities and commercial paper program.

      Cox has debt instruments scheduled to mature in the twelve months subsequent to September 30, 2003. Cox intends to ultimately refinance this debt on a long-term basis. In the event that efforts to refinance on a long-term basis by other means are unsuccessful, Cox has the ability and intent to refinance this debt on a long-term basis under its existing revolving credit facilities.

Recent Developments

      As previously reported, in November 2002, Moody’s Investor Services confirmed Cox’s senior unsecured debt rating of Baa2 with a negative outlook. In November 2003, Moody’s changed Cox’s ratings outlook from negative to stable. This change is not expected to have a material impact on Cox’s results of operations or financial position.

     In November 2003, Cox agreed to sell certain small, non-clustered cable systems in Oklahoma, Kansas, Texas and Arkansas, which in the aggregate include approximately 54,000 basic cable subscribers, to Allegiance Communications, LLC, a company formed by Buford Media Group, LLC and The Wicks Group of Companies, L.L.C. The transaction is expected to close in the first quarter of 2004.

Recently Issued Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. On October 9, 2003, the FASB deferred the effective date of Interpretation No. 46, such that the interpretation is now effective for the first interim or annual reporting period beginning after December 15, 2003 for variable interest entities that existed prior to the date of adoption and is effective immediately for variable interest entities created after February 1, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on Cox’s results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The Statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 is not expected to have a material impact on Cox’s results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to consolidated limited-life subsidiaries. Cox currently consolidates a 75% majority-owned interest in a limited-life partnership. The estimated liquidation value of the 25% minority interest is approximately $231.2 million as of September 30, 2003. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on Cox’s results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Cox has estimated the fair value of its financial instruments as of September 30, 2003 and December 31, 2002 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

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

      Cox uses interest rate swap arrangements to manage its exposure to its fixed-rate debt obligations by effectively converting a portion of its fixed rate obligations to floating rate obligations. Cox entered into a series of interest rate swaps with an aggregate notional amount of $600.0 million in March, June and July 2003. Under each of these interest rate swaps, as well as its other interest rate swap agreements, Cox pays a floating rate based on LIBOR and receives a fixed rate. Cox does not anticipate entering into any additional swaps in the near term, but may consider additional interest rate hedging activity in the future. For additional information about Cox’s interest rate swap agreements, refer to Note 5. “Debt” and Note 6. “Derivative Instruments and Hedging Activities” in Part I, Item 1. “Condensed Consolidated Financial Statements.” The fair value of interest rate swaps used for hedging purposes was approximately $84.1 million and $112.1 million at September 30, 2003 and December 31, 2002, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

      Cox’s outstanding commercial paper bears interest at current market rates and, thus, approximates fair value at September 30, 2003. Cox is exposed to interest rate volatility with respect to these variable-rate instruments. Cox did not have any variable-rate instruments outstanding at December 31, 2002.

      The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at September 30, 2003 and December 31, 2002 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. As a result of Cox’s purchase of PRIZES, Premium PHONES, and Discount Debentures pursuant to its tender offers that have been launched and completed during the first nine months of 2003, the carrying value and estimated fair value of these exchangeable subordinated debentures at September 30, 2003 are significantly less than the corresponding values at December 31, 2002. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at September 30, 2003 and December 31, 2002 is as follows:

	September 30, 2003			December 31, 2002

			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)

	(Millions of Dollars)
Fixed-rate notes and Debentures	$6,701.9	$7,531.9	$7,999.0	$5,978.6	$6,386.5	$6,432.8
Exchangeable subordinated Debentures	25.8	35.3	38.4	1,296.1	1,409.1	1,637.6

Item 4. Controls and Procedures

      The Chief Executive Officer and the Chief Financial Officer of Cox (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2003, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There were no changes in Cox’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, Cox’s internal control over financial reporting.

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

   Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

3.1	—	Amended Certificate of Incorporation of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)
3.2	—	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)
4.1	—	Form of Global 3 7/8% Note due 2008 (incorporated by reference to Exhibit 4.1 to Cox’s Current Report on Form 8-K/A, dated September 9, 2003 and filed with the Commission on September 24, 2003)
4.2	—	Form of Global 5 1/2% Note due 2015 (incorporated by reference to Exhibit 4.1 to Cox’s Current Report on Form 8-K/A, dated September 9, 2003 and filed with the Commission on September 24, 2003)
21	—	Subsidiaries of Cox Communications, Inc. (incorporated by reference to Exhibit 21 to Cox’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003)
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K filed during the quarter ended September 30, 2003:

Form 8-K dated August 15, 2003 (filed August 27, 2003) reporting Cox’s termination of its series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock and Cox’s offer to purchase any and all of its outstanding Exchangeable Subordinated Discount Debentures due 2020 (the Discount Debentures) under Item 5.

Form 8-K dated September 9, 2003 (filed September 10, 2003) reporting the results as of the early tender date for its cash offer to purchase any and all of its outstanding Discount Debentures under Item 5.

Form 8-K/A dated September 9, 2003 (filed September 16, 2003) reporting Cox’s agreement to sell in a registered public offering $250 million principal amount of 3 7/8% notes due 2008 and $500 million principal amount of 5 1/2% notes due 2015 for aggregate net proceeds of approximately $740.1 million under Item 5.

Form 8-K/A dated September 9, 2003 (filed September 24, 2003) reporting (1) the registered public offering of $250 million principal amount of 3 7/8% notes due 2008 and $500 million principal amount of 5 1/2% notes due 2015 under Item 5, (2) the filing of the associated underwriting agreement, forms of Note, opinion of Dow, Lohnes and Albertson, and computation of ratio of earnings to fixed charges under Item 7 and (3) the expiration of Cox’s tender offer for its outstanding Discount Debentures in accordance with its terms under Item 5.

Form 8-K dated October 28, 2003 (furnished October 28, 2003) announcing Cox’s financial results for the quarter ended September 30, 2003 under Item 12.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.

Date: November 11, 2003	/s/ Jimmy W. Hayes

Jimmy W. Hayes Executive Vice President, Finance and Chief Financial Officer (principal financial officer and duly authorized officer)