Form 10-K
period 2003-12-31
COX COMMUNICATIONS INC /DE/
filed 2004-02-27
CIK 25305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

     As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Class A Common Stock held by nonaffiliates was $6.922 billion based on the closing price on the New York Stock Exchange on such date.

     There were 593,094,656 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of January 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2003 Summary Annual Report are incorporated by reference into Part II, and portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

COX COMMUNICATIONS, INC.

2003 FORM 10-K ANNUAL REPORT

PRELIMINARY NOTE

      This Annual Report on Form10-K is for the year ended December 31, 2003. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows Cox to “incorporate by reference” information that Cox files with it, which means that Cox can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that Cox files with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise.

PART I

ITEM 1.	BUSINESS

Overview

      Cox Communications, Inc. is a multi-service broadband communications company serving approximately 6.6 million customers nationwide. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone.

      Cox is an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI). CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest diversified media companies in the U.S. with consolidated revenues in 2003 of approximately $10.8 billion. CEI, which has a 106-year history in the media and communications industry, also publishes 17 daily newspapers and owns or operates 15 television stations. Through its indirect majority-owned subsidiary, Cox Radio, Inc., CEI owns, operates or provides sales and marketing services for 78 radio stations clustered in 18 markets. CEI is also an operator of wholesale auto auctions through Manheim Auctions, Inc., an indirect wholly-owned subsidiary, and holds a majority interest in AutoTrader.com, which offers consumers an online inventory of new and used vehicles.

Business Strategy

      Cox’s strategy is to leverage the capacity and capability of its broadband network to deliver multiple services to consumers and businesses while creating multiple revenue streams. Cox believes that aggressive investment in the technological capabilities of its broadband network, the long-term advantages of clustering, the competitive value of bundled services and its commitment to customer and community service will enhance its ability to continue to grow its cable operations and offer new services to existing and new customers.

      Technology and Network Infrastructure. Cox strives to maintain the highest technological standards in the industry. Available service offerings depend on bandwidth capacity. The greater the bandwidth, the greater the capacity of the system. Cox’s cable systems generally have bandwidth capacities ranging from 400 to 750 megahertz or greater. At the end of 2003, Cox had upgraded 91% of its networks to a bandwidth capacity of 750 megahertz or greater and anticipates that approximately 93% of its networks will have a bandwidth capacity of 750 megahertz or greater by the end of 2004. At the end of 2003, digital cable was available to 98% of the homes passed by Cox’s broadband network, high-speed Internet was available to 98% of homes passed and telephone was available to 48% of homes passed.

      Clustering. As an integral part of its broadband communications strategy, Cox has continually sought the advantages and efficiencies of operating large local and regional cable system clusters. As of December 31, 2003, approximately 81% of Cox’s basic video customers were served by Cox’s 12 largest clusters, which averaged approximately 428,000 customers each. These clusters, represented by location, are:

Hampton Roads	New England	Orange County
Kansas	New Orleans	Phoenix
Las Vegas	Northern Virginia	San Diego
Middle America Cox	Oklahoma	West Texas

      Locally and regionally clustered cable systems enable Cox to reduce expenses through the consolidation of marketing and support functions and to put in place more experienced management teams who are better equipped to meet the new competitive and regulatory challenges of today’s communications industry at the system level. Local and regional clusters also increase the speed and effectiveness of Cox’s new product and services deployment, enhancing its ability to increase both customers and revenues.

      Bundling. Bundling is a fundamental business strategy for Cox. A bundled customer is one who subscribes to two or more of Cox’s primary services (video, high-speed Internet access and telephone). Cox offers the full bundle of services supported by a single, integrated back-office platform. That means customers can make one call regarding any and all of their services, can receive a single bill for all services and can receive multiple services at a discount. Cox believes that the bundle increases penetration and operating efficiencies, reduces customer churn and provides a competitive advantage. In 2003, the number of bundled customers grew by 37% to 2.3 million, and 36% of Cox’s basic video customers now subscribe to more than one service.

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

      Community Service. A key element of Cox’s community service is enhancing education through the use of cable technology and programming. Cox participates in a wide range of education and community service initiatives in its communities nationwide. Cox’s major company-wide programs include:

•	“Cox Cable in the Classroom,” which provides more than 6,000 schools and 3.7 million students with complimentary basic cable service and more than 540 hours of commercial-free educational cable programming on a monthly basis.

•	“Cox Line to Learning,” which provides complimentary high-speed Internet access, exclusive curricula and distance-learning experiences to students in more than 900 accredited public and private schools in communities where high-speed digital services are available. Cox’s Line to Learning events link students through online video conferencing to experts in the workplace. These distance-learning events demonstrate the link between classroom activities and the wider world, enabled by Cox’s broadband technology.

      In addition, to help bridge the digital divide, Cox provides many local Boys and Girls Clubs of America with free or discounted high-speed Internet and cable service.

Products and Services

      Cox has one operating segment, broadband communications, and offers video and high-speed Internet access in almost all of its markets, telephone service in a growing number of markets and new advanced services in select markets. Cox experiences some seasonality in its business, primarily as a result of college students returning to school in the fall and people traveling to warmer climates for the winter. These factors generally result in increased revenues during the third quarter of the year.

Video

      Cox’s cable operations represent the primary element of its integrated broadband communications strategy. Video revenues represented 64%, 68% and 75% of total revenues in 2003, 2002 and 2001, respectively. Cox offers customers a full range of video services and packages. Customers generally pay initial connection charges and fixed monthly fees for video service. As of December 31, 2003, Cox’s cable systems provided video service to approximately 6.3 million customers.

      Cox’s video service offerings consist of the following:

•	Basic Cable. Basic cable includes, for a monthly fee, local broadcast signals available off-air, a limited number of broadcast signals from so-called “superstations,” and public, governmental and educational access channels.

•	Expanded Basic. Expanded service includes, for an additional monthly fee, numerous satellite-delivered non-broadcast programming (such as CNN, MTV, USA, ESPN, A&E, TNT, The Discovery Channel, The Learning Channel and Nickelodeon).

•	Premium Services. Premium services include, for an additional monthly fee, satellite-delivered programming that consists principally of feature motion pictures presented without commercial interruption, sports events, concerts and other entertainment programming (such as Home Box Office, Showtime, Starz and Cinemax).

•	Pay-Per-View. Pay-per-view service allows customers to order, for a fee, a single showing of a recently released movie, sporting event or music concert without commercial interruption.

•	Cox Digital Cable. Digital compression technology currently allows up to 12 digital channels to be inserted into the space of only one traditional analog channel. A set-top video terminal converts the digital signal into analog signals that can be viewed on a television set. A Cox Digital Cable customer can currently receive up to approximately 250 channels, including enhanced pay-per-view service, digital music channels, new networks grouped by genre and an interactive program guide. Customers pay a monthly fee for digital cable, which varies based on level of service and number of digital converters selected by the customer.

      In addition, Cox has introduced new video services to enhance its competitive position and generate additional revenues.

•	Entertainment On Demand. Entertainment On Demand (also referred to as, video on demand) is an interactive service that provides access to hundreds of movies and other programming with full VCR like functionality, including the ability to pause, rewind and fast forward programs. Customers can also start a program whenever they like, stop the selection before it is completed and view a program repeatedly during the 24 hour rental period. Customers generally pay on a per-selection basis. Cox has already launched Entertainment On Demand in some markets, and is working with technology vendors and others to make Entertainment On Demand widely available.

•	High-Definition Television. High definition television is high-resolution digital television. A high definition television signal has twice the color resolution, provides a picture that is six times sharper than that provided by a traditional analog television set and provides enhanced audio, such as Dolby DigitalTM. Cox provides high definition television service in 85% of Cox’s homes passed.

•	Digital Video Recorders. A digital video recorder is a device that allows customers to store television programming on a hard disk drive so that customers can access this programming at a later time. The digital video recorder functions like a VCR, except that there is no videotape and it offers more sophisticated recording options and playback features. Cox has deployed digital video recorders in eight markets and plans on launching additional markets in 2004.

High-Speed Internet Access

      Cox offers several packages of high-speed Internet access services with varying speed, features and prices. These services are marketed under the Cox High Speed Internet and Cox Express brand names. Data revenues represented 15%, 11% and 7% of total revenues in 2003, 2002 and 2001, respectively. These services deliver access to the Internet at speeds of up to 100 times faster than traditional phone modems and provide unique online content that capitalizes on the substantial capacity of Cox’s broadband network. Cox uses its own nationwide Internet Protocol network to deliver high-speed data and Internet services to its customers. This network utilizes Cox’s coaxial cable infrastructure to connect subscribers to the Internet and other online services and includes standard Internet service provider functionality, such as web page hosting for subscribers, access to Internet news groups, multiple e-mail accounts and remote access. Cox believes that control of its network and service will result in better customer service, reduced operating costs and enhanced future services.

      Cox is also offering home networking as part of its high-speed Internet product. A home network is a group of personal computers and other devices that communicate with each other through a common wired or wireless technology. Cox High Speed Internet customers can purchase a home networking product that includes the necessary wired or wireless equipment, a professional installation and 24-hour technical support. There is a one-time installation charge and a monthly fee for ongoing technical support.

Cox Digital Telephone

      Cox utilizes the capacity and reliability of its advanced broadband network by providing local telephone services and reselling long-distance services. Telephony revenues represented 8%, 7% and 5% of total revenues in 2003, 2002 and 2001, respectively. Cox provides traditional circuit-based telephony in eleven markets and, in late 2003, began offering telephony service using voice over Internet Protocol technology in its Roanoke, Virginia market. Cox currently serves 48% of its footprint with telephone service.

Cox Business Services

      Through both its dedicated fiber optic networks and its hybrid fiber coaxial cable networks, Cox Business Services provides a range of advanced communications services, including high-speed Internet access, local and long distance telephone and advanced voice and data transport solutions for companies of all sizes. Commercial revenues represented 5% of total revenues in both 2003 and 2002 and 4% of total revenues in 2001.

Cox Media

      Cox also derives revenues from the sale of advertising time on satellite-delivered networks such as Discovery, MTV and CNN through its advertising sales division, Cox Media. Advertising revenues represented 7% of total revenues in 2003 and 8% of total revenues in both 2002 and 2001. Currently, Cox inserts advertising on up to 49 analog channels in each of its cable systems and inserts advertising on digital channels in its major markets. In addition to advertising sales in Cox markets, Cox Media represents the advertising sales efforts of other cable operators.

      Viewership to cable networks has continued to increase over the past 15 years showing the increasing popularity of the medium. Cox expects continued growth of this revenue source as a result of this audience shift. In addition, Cox participates in the regional and national cable advertising market through its investment in National Cable Communications, L.L.C., a partnership that represents cable companies in connection with the sale of advertising space to advertisers. National Cable Communications is the nation’s largest representation firm in spot cable advertising sales.

Customer Data

      The following table presents operating statistics for Cox’s primary services as of December 31, 2003 and 2002:

	December 31

	2003	2002

Customer relationships
Basic video customers(a)	6,338,294	6,280,849
Non-video customers(b)	288,157	199,519

Total customer relationships(c)	6,626,451	6,480,368
Revenue generating units
Basic video customers(a)	6,338,294	6,280,849
Advanced services(d)	5,124,936	3,923,734

Total revenue generating units(e)	11,463,230	10,204,583
Video homes passed(f)	10,426,093	10,210,091
Basic video penetration(g)	60.8%	61.5%

Cox Digital Cable
Digital cable ready homes passed	10,265,136	9,890,211
Customers	2,147,983	1,797,364
Penetration of customers to basic video customers	33.9%	28.6%

High-Speed Internet Access
High-speed Internet access ready homes passed	10,187,277	9,759,194
Customers	1,988,527	1,407,950
Penetration of customers to high-speed Internet access ready homes passed	19.5%	14.4%

Cox Digital Telephone
Telephone ready homes passed	5,031,401	4,101,158
Customers	988,426	718,420
Penetration of customers to telephone ready homes passed	19.6%	17.5%

Bundled Customers
Customers subscribing to two or more services	2,253,596	1,650,709
Penetration of bundled customers to basic video customers	35.6%	26.3%

(a)	A home with one or more television sets connected to a cable system is counted as one basic video customer.

(b)	A customer who receives high-speed Internet or telephone service, but does not subscribe to video service is counted as a non-video customer.

(c)	Total customer relationships represent the number of customers who receive at least one level of service, encompassing video, high-speed Internet and telephony services, without regard to which service(s) customers purchase.

(d)	Advanced services include Cox Digital Cable, high-speed Internet access and Cox Digital Telephone.

(e)	Each basic video customer and each advanced service is a revenue generating unit. In certain locations, a household may purchase more than one advanced service, each of which is counted as a separate revenue generating unit.

(f)	A home is deemed to be “passed” if it can be connected to the distribution system without any further extension of the distribution plant.

(g)	Basic video customers as a percentage of video homes passed.

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

      As of December 31, 2003, Cox held approximately 855 cable television franchises. These franchises generally provide for the payment of fees to the issuing authority. The Communications Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of “gross revenues” derived from the provision of cable services and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

      Cox has never had a franchise revoked, and it has never been denied a franchise renewal. Although franchises historically have been renewed, renewals may include less favorable terms and conditions than the existing franchise. The Communications Act provides for an orderly franchise renewal process and establishes comprehensive renewal procedures designed to protect cable operators against denials of renewal. A franchising authority may not unreasonably withhold the renewal of a franchise. If a franchise renewal is denied, and the franchise authority or a third party acquires the system, then the franchise authority must pay the operator the “fair market value” for the system covered by the franchise, but with no value allocated to the franchise itself. Cox believes that it has satisfactory relationships with its franchising authorities.

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

      Discovery Communications, Inc. Discovery provides nature, science and technology, exploration and adventure programming, and is distributed to customers in virtually all homes receiving cable television in the U.S. The principal businesses of Discovery are the advertiser-supported networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe, and the retail businesses of Discovery.com. In addition, Discovery is building a documentary programming library. At December 31, 2003, Cox owned a 25.0% interest in Discovery.

      Sprint PCS. Sprint Corporation offers personal communications services through its PCS Group.

      In April 2003, Cox sold its Sprint Corporation PCS Group (Sprint PCS) warrants, which were exercisable for approximately 6.3 million shares of Sprint PCS common stock, for nominal consideration. Cox recognized a pre-tax loss of $0.4 million as a result of this sale.

      In August 2003, Cox terminated its series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. In connection with the termination, Cox sold the 19.5 million shares of Sprint PCS common stock, which had been pledged to secure its obligations pursuant to these prepaid forward contracts and were classified as trading. The prepaid forward contracts had been accounted for as zero-coupon debt, so the termination resulted in the elimination of $80.9 million of balance sheet debt at the date of the termination.

      In 2003, Cox sold 46.8 million shares of Sprint PCS common stock for aggregate net proceeds of approximately $246.4 million. Cox recognized an aggregate pre-tax gain of $154.5 million on the sale of these shares.

      At December 31, 2003, Cox’s remaining investment in Sprint PCS was comprised of 0.3 million shares of Sprint PCS common stock and 0.1 million shares of convertible preferred stock, which are convertible into approximately 4.0 million shares of Sprint PCS common stock. The estimated fair value of Cox’s investment in Sprint PCS was $59.9 million and $349.2 million at December 31, 2003 and December 31, 2002, respectively.

      Other. At December 31, 2003, Cox also had ownership interests in Liberate Technologies, In Demand, L.L.C. and National Cable Communications, L.L.C., as well as certain other public and private companies in the cable programming, telecommunications and technology businesses.

Competition

      Based on reported subscriber numbers of other providers of multi-channel video services, Cox is the sixth largest provider of multi-channel video services in the country. The following providers report higher subscriber numbers than Cox: Comcast Corporation, DirecTV (a subsidiary of Hughes Electronics Corporation which is 34% owned by a subsidiary of News Corporation Limited), Time Warner, Echostar Communications Corporation, and Charter Communications.

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

      In recent years the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include direct broadcast satellite service, among others. Direct broadcast satellite services are available throughout the country through the installation of a small roof top or side-mounted antenna. Direct broadcast satellite operators are among the cable industry’s largest competitors. The two largest direct broadcast satellite companies, EchoStar Communications Corporation and DirecTV, are currently offering nationwide high-power direct broadcast satellite services and are each among the four largest providers of multichannel video programming services on the basis of reported subscriber numbers. The recent acquisition of a de facto controlling interest in DirecTV by News Corporation Limited, which currently controls direct satellite broadcast operations in Europe, Asia and Latin America, could significantly enhance DirecTV’s ability to compete with Cox.

      Direct broadcast satellite service subscribership continues to grow. According to recent government reports, conventional, medium and high-powered satellites provide video programming to over 20.9 million subscribers in the U.S., which represents an approximate 22.2% share of the national multichannel video program distributor market. Direct broadcast satellite providers with high-power satellites typically offer more than 300 channels of programming, including local television broadcast stations and other programming services substantially similar to those provided by Cox’s cable systems. Direct broadcast satellite systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Unlike cable operators, direct broadcast satellite systems have limited ability to offer locally produced programming in each community where service is offered and do not have a significant local presence in most communities. Cox’s video service packages, including its digital cable services, are competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by direct broadcast satellite systems.

      The direct broadcast satellite industry also provides advanced communications services. Direct broadcast satellite providers currently offer one-way high-speed Internet access services using a telephone return path. DirecTV also is offering two-way high-speed Internet access services. DirecTV and Verizon Communications, one of the world’s largest telecommunications companies, recently announced a co-marketing agreement to offer bundled communications services, including local and long distance telephone, broadband Internet, mobile telephone and satellite TV services, immediately in Rhode Island and later this year in other parts of New England and the mid-Atlantic states. Another satellite company called WildBlue (formerly iSKY) reports that it plans to deliver two-way high-speed Internet access to residential and small business markets in the contiguous U.S. and portions of Canada in the second half of 2004 using the Ka-band and spot beam technology. EchoStar is offering its video programming services with the Internet services provided by EarthLink, an Internet service provider, using digital subscriber line technology, and it recently announced an agreement in which it will bundle its satellite video services with the telephone services of Sprint Corporation. Many of Cox’s cable systems offer high-speed Internet services that compete with the Internet services offered by these direct broadcast satellite providers and by existing Internet service providers (also known as ISPs) and local and long-distance telephone companies.

      Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with Cox’s cable television services, including video and Internet services, within and outside their telephone service areas. Telephone companies and other businesses construct and operate communications facilities using various technologies, including fixed wireless technology, that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. Many Internet service providers offer access to the Internet with dial-up services over ordinary telephone lines. The deployment of Digital Subscriber Line technology, also known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Monthly service fees for digital subscriber line services are comparable to charges for high-speed Internet services offered over cable systems, and dial-up Internet services often have a pricing advantage. Numerous companies, including telephone companies, have introduced digital subscriber line service, and certain telephone companies are seeking regulatory changes in order to provide high-speed broadband services without regard to present service boundaries and other regulatory restrictions. In Phoenix, Arizona and Omaha, Nebraska, where Cox operates cable systems, Qwest uses very high-speed digital subscriber line (also known as VDSL) technology to distribute video, high-speed Internet access and telephone service over existing copper phone lines. In 2003, BellSouth and Earthlink expanded their agreement to provide high-speed digital subscriber line technology to additional markets, including Baton Rouge and New Orleans. Similarly, Verizon Communications and DirecTV recently announced a co-marketing agreement to offer bundled communications services immediately in Rhode Island and later this year in other parts of New England and the mid-Atlantic states. Verizon recently announced that it will provide broadband communications services to EarthLink and will offer Internet telephony services to Earthlink customers.

      As in recent years, Congress may again consider legislation that, if enacted into law, would eliminate or reduce significantly many of the regulatory restrictions on the offering of high-speed broadband services by local telephone companies. The FCC also has several rulemaking proceedings pending that may lead to a reduction or elimination of certain regulatory restrictions currently imposed on the offering of high-speed broadband services by local telephone companies. See “Legislation and Regulation — Cable Television.” Cox is unable to predict the outcome of these legislative or regulatory initiatives or the likelihood of success of competing video or cable service ventures by telephone companies or other businesses. Although Cox’s high-speed Internet services are very competitive with the Internet services delivered by telephone companies, Cox cannot predict the impact these competitive ventures might have on its business and operations.

      Real-time (i.e., streaming) and downloadable video accessible over the Internet continues to improve in quality and is becoming more widely available, although streaming Internet video has yet to become a significant competitor to traditional video services. As high-speed Internet services over cable systems become more ubiquitous, programming suppliers, such as the major movie studios, may bypass cable operators and market their services directly to consumers through video streaming over the Internet. In 2003, Yahoo Inc. introduced a video subscription service that offers entertainment and sports content. Cox is unable to predict the impact on its business and operations from companies providing Internet services or companies using the Internet to gain direct access to Cox’s subscribers.

      Cox’s cable systems also compete for subscribers with satellite master antenna television systems that receive signals transmitted by satellite at receiving facilities located on private property such as condominiums, apartments, office complexes and other private residential developments. These systems also are developing and/or offering high-speed Internet access and other broadband services along with video services. Satellite master antenna television systems, which normally are free of many regulatory burdens imposed on franchised cable systems, often enter into exclusive agreements with property owners or managers that may preclude franchised cable systems from serving their residents, although some states have enacted laws prohibiting such exclusive arrangements. Courts reviewing challenges to these laws have reached varying results. The FCC has ruled that private cable systems can distribute cable programming services across public rights-of-way to subscribers in multiple buildings over leased video distribution capacity acquired from local telephone companies without obtaining a franchise from the local governmental authorities. Cox is unable to predict the extent to which additional competition from these services will materialize in the future or the impact such competition would have on its operations. However, Cox is continuing to develop competitive packages of services to offer residential and commercial developments.

      Cable systems also compete with multichannel multipoint distribution service systems (also known as MMDS or wireless cable systems), which are licensed by the FCC to serve specific areas using low-power microwave frequencies. The FCC’s regulations allow wireless cable systems the flexibility to employ digital technology in delivering two-way communications services, including high-speed Internet access, and along with the use of digital compression technology, wireless cable systems are able to deliver more channels and additional services, such as Internet service. Generally, wireless cable operators are now focusing on data transmission rather than video service. One such system in Phoenix, Arizona has over 10,000 customers subscribing to its Internet service and is competing with Cox’s cable system. A wireless cable operator also is authorized or has commenced service in several California communities where Cox operates.

      In addition, the FCC has awarded licenses in the 28 gigahertz band for a new multichannel wireless video service called Local Multipoint Distribution Service (also known as LMDS), which, like other wireless cable systems, is capable of transmitting voice and high-speed Internet access as well as video transmissions. The FCC recently completed an auction of a 500 megahertz block of spectrum in the 12.2 to 12.7 gigahertz band (spectrum previously allocated for direct broadcast satellite system use) in the Multichannel Video Distribution and Data Service (also known as MVDDS); the FCC is expected to issue at least 192 geographic area licenses throughout the United States authorizing new terrestrial digital wireless video, voice, and data transmission services. The FCC requirements for this new terrestrial digital wireless service requires licensees to operate on a “non-harmful interference” basis with the incumbent spectrum user. Based on the reported results of the spectrum auction, the FCC is expected to issue licenses in several Cox markets, including Las Vegas, Phoenix and San Diego. Cox is unable to predict whether any of these wireless communications services will have a material impact on its business and operations.

      Cox operates its cable systems pursuant to non-exclusive franchises that are issued by a community’s governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which Cox’s cables are attached) may also obtain cable franchises and may provide competing communications services. To date, the number of competing cable systems in Cox’s service areas has been relatively slight, and fewer than 7% of Cox’s total homes passed are overbuilt by other cable operators at this time. While Cox believes that the current level of overbuilding has not had a material impact on its operations, it is unable to predict the extent to which adverse effects may occur in the future as a result of overbuilds. See “Legislation and Regulation — Cable Franchising Matters.”

      Other new technologies also compete with Cox’s cable-delivered services. The FCC has issued digital television (also known as DTV) licenses to incumbent television broadcast licensees. Digital television stations are capable of delivering high-definition television pictures, multiple digital program streams, as well as CD-quality audio programming and advanced digital services such as data transfer or subscription video. Digital television stations are now operating in many of Cox’s cable television markets. In the markets where Cox is now offering high definition (HD) digital services, Cox has reached agreements with many of these stations to carry at least their primary digital broadcast signal on Cox’s cable systems.

      Telephony Competition. Cox’s telephone services compete with various providers of both landline and wireless communications services, including cellular, personal communications services (also known as PCS), specialized mobile radio (also known as SMR) systems. The switched voice and data telecommunications market currently is dominated by incumbent local telephone companies (also known as incumbent local exchange carriers or ILECs); however, wireless communications service providers and long distance carriers also offer competition to Cox in the delivery of both voice and Internet services. Resellers of the incumbent local telephone company’s voice and Internet services also compete with Cox’s communications services. Resellers are typically low-cost aggregators that serve price conscious market segments; and value-added resellers target customers with special communications needs. Companies offering telephone service via the Internet (also know as VOIP and IP telephony) also compete with Cox’s telephone services.

      Subject to certain limitations for rural telephone companies, the FCC may preempt any state or local law or regulation that prohibits or has the effect of prohibiting any entity from providing telecommunications services. Federal law facilitates opening local exchange markets to competition, which has resulted in a substantial increase in Cox’s business opportunities to deliver telecommunications services over its cable broadband networks.

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

      The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984 (the 1984 Cable Act), the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), and the Telecommunications Act of 1996 (the 1996 Telecommunications Act), establishes comprehensive national standards and guidelines for the regulation of cable television systems and allocates responsibility for enforcing federal regulatory policies among the FCC, state and local governmental authorities. The courts, especially the federal courts, have an important oversight role as the statutory and regulatory provisions and policies are interpreted and enforced by various governmental units. Court actions and regulatory proceedings will continue to refine the rights and obligations of cable operators and governmental authorities under federal law. The results of these judicial and administrative proceedings may materially impact Cox’s business and operations.

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

      Rate Regulation. The Communications Act and FCC regulations authorize certified local franchising authorities to regulate rates for basic tier cable services and associated customer equipment and installations in communities where the cable system is not subject to “effective competition,” as defined by federal law. The FCC has detailed rate regulations, guidelines and rate forms that franchising authorities must use in connection with their regulation of Cox’s basic service and equipment rates. Where its cable system is regulated, Cox may modify its rates on an annual basis to account for changes in the number of regulated channels, inflation and certain “external” costs such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations. Additionally, Cox may modify its rates to account for significant network upgrades. If the franchising authority determines that Cox’s basic service or equipment rates are not in compliance with the FCC’s regulations, it may require Cox to reduce those rates and to refund to subscribers with interest any overcharges during the prior year. Cox may appeal adverse rate decisions to the FCC and the FCC may reverse any rate decision made by a local franchising authority if the decision is inconsistent with the FCC’s rules and policies.

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

      Approximately 221 communities served by Cox’s cable systems currently regulate Cox’s basic service and equipment rates. These communities represent approximately 25% of total communities served by Cox and approximately 50% of the total number of equivalent basic subscribers served by Cox’s cable systems. The regulation of Cox’s basic service and equipment rates in these communities has not materially impacted Cox’s business and operations and Cox does not believe that it will do so in the future.

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

      Except in areas where Cox is subject to effective competition, the Communications Act requires Cox’s cable systems to permit subscribers to purchase video programming offered by Cox on a per channel or a per program basis without the necessity of subscribing to any tier of video service, other than basic service. All of Cox’s systems are in compliance with this requirement.

      One of the underlying competitive policy goals of the federal communications laws is to limit the ability of vertically integrated program suppliers from favoring affiliated cable operators over unaffiliated program distributors. Consequently, with certain limitations, until 2007, federal law generally:

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

      In 2002, the FCC decided that the provision of broadband Internet services over cable systems is an interstate “information service,” and not a “cable service” or “telecommunications service.” The FCC confirmed that cable operators offering integrated high-speed Internet services are not subject to common carrier requirements to offer the transport functions underlying their Internet services on a stand-alone basis to unaffiliated Internet service providers. In October 2003, a three-judge panel for the U.S. Court of Appeals for the Ninth Circuit concluded that broadband Internet service delivered over a cable system is in part a telecommunications service and therefore it vacated in part and remanded the FCC’s decision for further proceedings at the FCC. The FCC’s petition for rehearing en banc by the Ninth Circuit in this case is pending. The FCC has a separate rulemaking pending to assess issues concerning the regulation of broadband Internet services provided over cable systems, including whether the FCC can and should exercise authority to develop a new regulatory framework for Internet service provided over cable systems as a facilities-based interstate information service and the role, if any, of state and local governmental authorities in regulating such services. Similarly, in a rulemaking proceeding involving regulation of incumbent local exchange carriers’ broadband services, the FCC has proposed to classify broadband Internet services provided by local telephone companies over their own wireline facilities as “information services.” The outcome of the pending appeal of the FCC’s regulatory classification of high-speed Internet services provided over cable systems and the pending FCC broadband rulemaking proceedings may affect significantly Cox’s regulatory obligations, including whether Cox will be required to obtain additional local authority to use the local rights-of-way for the delivery of high-speed Internet services or to pay local governmental franchise fees and/or federal and state universal service fees on high-speed Internet service revenues. Cox cannot predict the ultimate outcome of these judicial and administrative proceedings or the impact of any new regulatory requirements on Cox’s business and operations.

      In June 2000, the federal appellate court for the Ninth Circuit, which has jurisdiction over California, Nevada and Arizona (among other states), decided in a dispute between AT&T Broadband and the City of Portland that the Internet service offered by AT&T Broadband was not a cable service. As a result, Cox determined that it could incur liability in those states if it continued to collect and remit franchise fees on revenue derived from its high-speed Internet services. Additionally, because the FCC ruled in March 2002 that high-speed Internet services provided over cable systems are not cable services, Cox notified all of its local franchising authorities that it no longer could collect and remit franchise fees on its high-speed Internet service revenues. For a discussion of certain related matters, see Item 3. “Legal Proceedings.” Although various local franchising authorities have objected to the termination of franchise fee payments on the revenues from Cox’s high-speed Internet services, the only franchising authorities that have taken any formal action against Cox are the City of Los Angeles, California and Jefferson Parish, Louisiana. Los Angeles has given Cox and other cable operators doing business in the City of Los Angeles a formal notice of default of their franchise obligations for failure to pay franchise fees on high-speed Internet service revenues. Jefferson Parish filed a lawsuit claiming, among other things, that Cox is obligated to pay franchise fees on its high-speed Internet services. In July 2003, a federal district court granted Cox’s motion for partial dismissal of Jefferson Parish’s complaint based in part on the FCC’s decision classifying broadband Internet services over cable systems as an interstate information service, and in January 2004, Cox and Jefferson Parish settled the case in a manner which Cox believes is beneficial to its operations. Cox cannot predict the outcome of the Los Angeles franchise fee disputes, or the impact of any adverse result in such dispute on its business and operations. As of December 31, 2003, Cox had 9,183 subscribers in the City of Los Angeles.

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

      Pole Attachments. The Communications Act requires public utilities to provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by public utilities for use of utility poles and conduit space unless state authorities have certified to the FCC that they adequately regulate pole attachment rates, as is the case in certain states where Cox operates. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC’s original rate formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing cable services and other non-telecommunications services. The FCC also adopted a second rate formula that became effective in February 2001 and that governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Any resulting increase in attachment rates due to the FCC’s new rate formula will be phased in over a five-year period in equal annual increments, that began in February 2001.

      The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are simultaneously used to provide high-speed Internet access and cable services, and a federal appellate court recently confirmed that the FCC’s rate formulas, as applied in a specific case, provide “just compensation” under the Federal Constitution. Several other recent federal appellate court decisions have also upheld various aspects of the FCC’s pole attachment regulations and policies, which decisions will provide more certainty for Cox in its negotiations with various utilities for the use of space on poles and in underground conduits.

      Cox is involved in two complaint proceedings filed at the FCC by various state cable associations challenging certain utilities’ rate increases and the unilateral imposition of new contract terms. The utilities in these cases challenged, among other things, the constitutionality of the FCC’s pole attachment rate formulas. These cases were decided in 2003 by the FCC in favor of the cable operators; however, the utilities involved either have requested the FCC to reconsider its decision or have appealed the decision to a federal appellate court. Both cases are pending further action by the FCC or a federal court. Cox is unable to predict the outcome of the legal challenges to the FCC’s regulations or the ultimate impact any revised FCC rate formula, any new pole attachment regulations or any modification of the FCC’s regulatory authority might have on Cox’s business and operations

      Ownership Limitations. The Communications Act authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programmers in which the cable operator has an attributable ownership interest. The FCC adopted cable ownership regulations and established:

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

      The 1996 Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. The FCC eliminated its regulations precluding the cross-ownership of a national broadcasting network and a cable system, and its regulations prohibiting the common ownership of other broadcasting interests and cable systems in the same geographical areas. This broadcast-cable cross-ownership rule prohibited Cox from owning or operating a cable system in the same area in which CEI or one of CEI’s subsidiaries owns or operates a television broadcast station. Although the FCC recently modified many of its media ownership restrictions, it has not proposed to implement a new broadcast-cable cross-ownership prohibition. With the FCC’s elimination of its cable-broadcast cross-ownership restriction, Cox may obtain an enhanced degree of flexibility in structuring its cable operations.

      Local Telephone Company Ownership of Cable Systems. Federal law permits potentially strong competitors such as telephone companies to enter into the cable business. Local telephone companies may offer video services in their local telephone service areas, and legal barriers to competition that exist in state and local laws and regulations are preempted. Federal law sets basic standards for relationships between telecommunications providers, limits acquisitions among cable systems and telephone companies in the same market and prohibits certain joint ventures between local telephone companies and cable operators in the same market.

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

      Local telephone companies providing cable service through cable systems or open video systems are not bound by common carrier obligations, which otherwise would require a telephone company to make capacity available on its network on a nondiscriminatory basis for the provision of cable service directly to subscribers by unaffiliated third parties. The FCC has ruled that cable operators may elect to operate open video systems, but only if they are subject to effective competition as defined by federal law. The FCC’s rules prohibit a cable operator from terminating an existing franchise agreement to become an open video system operator. Cox does not operate any open video systems, and no open video systems currently operate in any of Cox’s franchise areas.

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

      The FCC adopted cable inside wiring rules to provide specific procedures for the disposition of residential home wiring and internal building wiring where a subscriber terminates service or where an incumbent cable operator is forced by a building owner to terminate service in a multiple dwelling unit building. The FCC’s inside wiring rules are intended to facilitate the ability of competitors to access incumbent cable operators’ internal building distribution plant.

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

     Cable Copyright Matters

      Cox’s cable systems utilize local and distant television and radio broadcast signals in their channel line-ups. This programming is protected by federal copyright law. Cox, however, generally does not obtain licenses to display this programming directly from its owners. Consequently, Cox must comply with a federal compulsory licensing process that covers television and radio broadcast signals. In exchange for contributing a percentage of its revenues to a federal copyright royalty pool and following certain other requirements, Cox obtains blanket permission to retransmit the copyrighted material carried on broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time. Increases in such payments may be passed through to subscribers as external costs under the FCC’s cable rate regulations.

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

      Cox distributes to subscribers programming that contains music, including local advertising, local origination programs, access channels and pay-per-view events. The cable industry reached agreements with the three major music performing rights organizations for a standard license covering the performance of music in certain programming, including advertising inserted by the cable operator in programming produced by other parties, and Cox has executed music performance license agreements with these organizations. Although each of these agreements will require the payment of music license fees for earlier time periods and for future periods, Cox does not believe such license fees will have a significant impact on its business and operations.

     Cable Franchising Matters

      Because cable systems use local streets and rights-of-way, they are subject to state and local regulation, which typically is implemented through the franchising process. Consistent with the Communications Act, state and/or local officials are usually involved in franchisee selection and in establishing requirements for system capabilities and construction, insurance, basic service rates, consumer relations, billing practices and community-related programming and services. Upon receipt of a franchise, the cable system owner usually assumes a broad range of obligations to the issuing authority that directly affect the system’s business. Franchise terms and conditions vary materially from jurisdiction to jurisdiction, and even from city to city within the same state. Although franchising matters normally are resolved at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides certain guidelines and requirements that govern a cable operator’s relationship with its local franchising authority. For example, the Communications Act:

•	generally prohibits a cable operator from operating without a franchise;

•	encourages competition with existing cable systems by:

—	allowing municipalities to operate their own cable systems without franchises; and

—	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area;

•	permits local authorities, when granting or renewing franchises, to establish requirements for cable-related facilities and equipment;

•	permits local authorities, in granting or renewing a cable franchise, to require the provision of channel capacity for public, educational and governmental channels, and to require the construction of institutional networks;

•	prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;

•	permits a cable operator to seek modification of franchise requirements from the franchising authority or by judicial action if changed circumstances warrant the modification;

•	generally prohibits franchising authorities from:

—	imposing requirements in the grant or renewal of a cable franchise that require, prohibit or restrict the provision of telecommunications services;

—	imposing cable franchise fees on revenues derived from providing telecommunications services over the cable system; or

—	restricting the use of any type of subscriber equipment or transmission technology;

•	limits franchise fees to 5% of gross revenues derived from providing cable services over the cable system;

•	establishes formal and informal procedures for renewal of cable franchises that are designed to protect cable operators from arbitrary denials of renewal; and

•	permits state or local franchising authorities to adopt certain additional conditions regarding the transfer of cable system ownership.

      Cox’s franchises typically require the periodic payment of fees to franchising authorities of up to 5% of “gross revenues,” as defined by each franchise agreement. Under the Communications Act and FCC rules, these franchise fees may be passed on to subscribers and separately itemized on subscriber bills. The FCC has ruled that franchise fees paid by cable operators on non-subscriber related revenue generated from such things as cable advertising and home shopping commissions may be passed through to subscribers and itemized on subscriber bills regardless of the source of the revenues on which they were assessed. Local franchising authorities appealed this FCC decision and the U.S. Court of Appeals for the Fifth Circuit affirmed the FCC’s ruling in 2003. In connection with its March 2002 decision classifying high-speed Internet services provided over a cable system as interstate information services, the FCC stated that revenues derived from cable operators’ Internet services should not be included in the revenue base from which franchise fees are calculated. That FCC decision also was challenged in a federal appellate court by local governmental and consumer groups, and in October 2003, the United States Court of Appeals for the Ninth Circuit vacated the FCC’s decision classifying cable operators’ Internet services as an interstate “information service” and not a “telecommunications service; however, the FCC is seeking further review of that decision which is not yet final. Because of the FCC’s decision, Cox notified all of its local franchising authorities that it no longer could collect and remit franchise fees on its high-speed Internet service revenues. For a discussion of this and other related matters, see “Legislation and Regulation — Cable Television — Use of Cox’s Cable Systems by the Government and Unrelated Third Parties.” Cox is unable to predict the ultimate resolution of these matters, but does not expect that any additional franchise fees it may be required to pay will be material to Cox’s business and operations.

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

      Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises typically have obtained franchise renewals. Cox believes it generally has met the terms of its franchises and has provided high-quality service. Cox therefore anticipates that its future franchise renewal prospects generally will be favorable. Nevertheless, although the Communications Act provides certain franchise renewal protections, no assurance can be given that franchise renewals will be granted or that renewals will be made on similar terms and conditions.

      The Communications Act places certain limitations on a franchising authority’s ability to control cable system operations, and courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. Federal law immunizes franchising authorities from monetary damage awards arising from their regulation of cable systems or decisions regarding franchise grants, renewals, transfers and amendments.

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

Telecommunications

      The telecommunications services currently offered by Cox are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all aspects of interstate and international telecommunications services and the facilities used to provide those services. The 1996 Telecommunications Act established a national policy of promoting local exchange competition and set standards to govern relationships among telecommunications providers, including, among others, the interconnection of competitive carriers and the unbundling of monopoly incumbent local telephone company services. The statute expressly preempted legal barriers to telecommunications competition under state and local laws. The 1996 Telecommunications Act also established new requirements for the maintenance of universal telephone service and imposed obligations on telecommunications providers to maintain customer privacy. Cox’s ability to offer telephone services in competition with incumbent local telephone companies and others will be affected by the degree and form of regulatory flexibility ultimately afforded by the FCC to incumbent local telephone companies and other companies, and will depend, in part, upon FCC determinations regarding telecommunications markets generally.

      Local Telephone Competition Rules. While the current switched voice and data market is dominated by incumbent local telephone companies (also known as incumbent local exchange carriers or ILECs), the 1996 Telecommunications Act created unprecedented opportunities for newer entrants into these markets, such as Cox. Because incumbent local telephone companies historically had exclusive state franchises to provide telephone services, they established monopoly relationships with their customers. Subject to certain limited exemptions for rural telephone companies, the FCC may preempt any state law or regulation that prohibits or has the effect of prohibiting any entity from providing telecommunications services.

      The 1996 Telecommunications Act also imposed access and interconnection requirements on incumbent local telephone companies to open their networks to competitors. State regulators generally are responsible for arbitrating interconnection disputes that arise between incumbent local telephone companies and new entrants and for reviewing and approving interconnection agreements entered into between new entrants and incumbent local telephone companies. Carriers can appeal state commission decisions concerning interconnection agreements to United States district courts.

      The FCC adopted pricing standards and negotiation and arbitration guidelines that the states must follow in reviewing interconnection agreements between incumbent local telephone companies and their competitors. Although these rules initially were adopted in 1996, many of the rules governing the extent to which incumbent local telephone companies must provide unbundled elements of their networks to competitors never became final. Most recently, in response to a 2002 decision by the U.S. Court of Appeals for the District of Columbia Circuit, the FCC adopted modified unbundling rules in February 2003. These rules:

•	limit the access of competitive carriers to new broadband facilities constructed by incumbent telephone companies;

•	eliminate unbundling for the highest-capacity transport facilities, including connections from the customer location to the ILEC’s switch;

•	phase out “line sharing,” a mechanism that permits competitive providers of broadband services to purchase only a portion of the capacity on a telephone line; and

•	require state regulators to conduct proceedings to determine whether incumbent telephone company switching and transport facilities should continue to be unbundled for certain categories of customers. These state regulatory proceedings are expected to be completed by June, 2004.

      Both incumbent telephone companies and competitive local exchange carriers (known as CLECs) have appealed aspects of this decision. The new rules are expected to disadvantage competitive carriers, such as AT&T, WorldCom and Covad, that make significant use of unbundled elements of the networks of other carriers to provide local telephone services. In the same order, the FCC adopted a notice of proposed rulemaking on the “pick and choose” rule, which permits CLECs to adopt all or any part of an existing interconnection agreement, rather than negotiating specific terms. If the FCC modifies the current rule, Cox and other CLECs could have significantly less flexibility in obtaining favorable terms for interconnection.

      The FCC’s pricing rules for incumbent local telephone companies pricing of unbundled network elements and interconnection were upheld in May 2002 by the U.S. Supreme Court. However, the FCC is considering modifying its rules governing intercarrier compensation and on September 15, 2003 released a notice of proposed rulemaking on the overall pricing framework. If the FCC modifies the intercarrier compensation rules, Cox’s costs for interconnection could decrease, but Cox also may lose revenues it now receives for providing interconnection to other local telephone companies, including incumbent local telephone companies. If the FCC modifies its overall pricing rules, Cox’s costs for interconnection and for use of unbundled elements of ILEC networks could increase.

      The terms of intercarrier compensation for local calls to Internet service providers have been the subject of ongoing disputes between CLECs and ILECs at state commissions and the FCC. In particular, CLECs, including Cox, have had repeated disputes with incumbent local telephone companies concerning the ILECs’ refusal to pay reciprocal compensation for Internet-bound traffic. Although most states have ruled otherwise, the FCC has twice held that such traffic is not subject to the standard compensation for termination of local calls and adopted rules that decreased compensation for carrying such traffic. Both FCC decisions were overturned by the U.S. Court of Appeals for the District of Columbia Circuit, but the FCC’s second order was not vacated. Instead, it was remanded for the FCC to consider whether it could find a proper legal basis for its authority to regulate such traffic. This remand remains pending. Cox cannot be assured that it will recover reciprocal compensation for traffic delivered to Internet service providers to which Cox believes it is entitled under its existing interconnection agreements.

      Under the 1996 Telecommunications Act, competitive wireline entrants such as Cox are subject to federal regulatory requirements for the provision of local exchange service in any market. All local telephone companies must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale, and access to rights-of-way. These requirements also place burdens on new entrants that may benefit their competitors. In particular, the resale requirement means that a company could seek to resell services using the facilities of a new entrant such as Cox without making a similar investment in facilities. In addition to incumbent local telephone companies and existing competitive access providers, new entrants potentially capable of offering telecommunications services include cable companies, electric utilities, long-distance carriers, microwave carriers, terrestrial and satellite wireless service providers, resellers and private networks built by large end-users or groups of these entities in combination. On November 10, 2003, the FCC issued an order facilitating the transfer of telephone numbers between landline and wireless carriers, which will make it easier for wireless providers to compete with Cox and other landline carriers.

      Access Charges. The FCC has adopted an order implementing requirements designed to cause the access charge rates of competitive local telephone companies to decrease over time until they reach the rates charged by incumbent local telephone companies. This transition will be completed in June, 2004. The FCC also held that a long distance carrier’s refusal to serve the customers of a competitive local telephone company whose access charges comply with the FCC’s benchmarks generally would constitute a violation of the duty of all common carriers to provide service upon reasonable request. Consequently, while the access charges collected by competitive local telephone companies, including Cox, have declined under the FCC’s order, the order also will ensure that the competitive local telephone company’s customers have access to a fully interconnected telecommunications network.

      Bell Company Long Distance Service. The 1996 Telecommunications Act included provisions to allow Bell companies to provide long distance service after meeting a series of statutory tests. Obtaining long distance authority in a state improves a Bell company’s competitive position with respect to other providers of local telephone service and may reduce its incentive to continue to comply with its obligations to open its market to local competition. During 2003, the Bell companies completed the process of obtaining long distance authority in every jurisdiction where they had been subject to the prohibition on providing long distance service, including all of the states where Cox provides local telephone service.

      Universal Service. One of the goals of the Communications Act is to extend telephone service to all citizens of the United States, that is, to provide universal service. Prior to the 1996 Telecommunications Act, this goal was achieved primarily by state commissions maintaining the rates for basic local exchange service at an affordable level.

      The 1996 Telecommunications Act required the FCC to establish an explicit mechanism for subsidizing service to high cost areas and low-income customers, the traditional subjects of universal service rules, and to create programs to subsidize service to schools, libraries and rural health care providers. Telecommunications carriers (subject to limited exemptions) must contribute to funding these universal service programs. On October 27, 2003, the FCC released an order modifying the ways in which rural and non-rural high-cost support is calculated. The new rules could reduce the amounts required to be contributed by carriers to the high-cost fund in the future. Moreover, the FCC’s 2002 tentative conclusion that broadband Internet services provided by telephone companies should be classified as information services under the Communications Act has led to questions regarding whether similar services provided by cable operators should be subject to universal service fund contributions.

      Under the contribution factors for 2003, Cox contributed approximately $11.5 million of its interstate telecommunications revenues to the federal Universal Service Fund. In addition to the federal universal service plan, most or all states likely will adopt their own universal service support mechanisms.

      The universal service subsidy mechanism may provide an additional source of revenue to those local telephone companies or other carriers (e.g., wireless providers) willing and able to provide service to markets that are less financially desirable either due to the high cost of providing service or the limited revenues that might be available from serving a particular subset of customers in an area, such as residential customers. Cox may be a beneficiary of such programs, but its universal service contribution obligations also may increase to the extent that other providers obtain subsidies. On February 7, 2003, the FCC adopted a notice of proposed rulemaking to consider whether there should be additional limits on the ability of wireless providers and other competitive carriers, including Cox, to be eligible for universal service funding.

      Regulatory Forbearance. Another goal of the 1996 Telecommunications Act is to increase competition in the telecommunications services market, thereby reducing the need for continuing regulation of these services. To this end, the 1996 Telecommunications Act requires the FCC to streamline its regulation of incumbent local telephone companies and permits the FCC to refrain from regulating particular classes of telecommunications services or providers. The FCC has established a framework for granting certain local telephone companies relief from the FCC’s rate level, rate structure and tariffing rules once these local telephone companies satisfy certain competitive criteria. To obtain relief, an incumbent must demonstrate that sufficient competition has developed in the incumbent’s market for high-speed dedicated connections and certain related services to warrant relaxation of the FCC rules for that market. There continues to be activity at the FCC, state public service commissions and the courts by incumbent local telephone companies requesting increased pricing flexibility, local exchange service, special access and high-capacity transport service. While the FCC has granted requests for regulatory forbearance from competitive local telephone companies, it has not granted any significant requests from incumbent local telephone companies. To the extent that ILECs and other providers competing with Cox obtain forbearance, Cox may be competitively disadvantaged.

      Telephone Numbers. Local telephone companies must have telephone numbers to provide service to their customers and access to and use of telephone numbers is governed by FCC rules. The most significant numbering rules require carriers to meet specified number usage thresholds before they can obtain additional telephone numbers; to share blocks of telephone numbers, a requirement known as “number pooling”; and to provide detailed reports on their number usage, which will be subject to third-party audits. The FCC also has adopted rules and orders that delegate to certain states a larger role in conserving telephone numbers, including expanded rights to ration access to numbers. Several states served by Cox, including California, Connecticut, Louisiana and Oklahoma, have sought number conservation authority from the FCC.

      Voice over Internet Protocol Services. In 2003, regulatory issues concerning voice services offered via Internet Protocol were raised at both the federal and state level. Providers of these services, such as Vonage and 8x8, argue that they are not subject to state regulation because their offerings constitute interstate information services, regulated only by the FCC. State regulators in several states, including California, where Cox provides competitive telephone service, and Minnesota have begun inquiries into the extent to which voice over Internet Protocol services should be regulated. Among the issues raised by these services is the extent to which they can or should be required to comply with state 911 laws and how to ensure universal telephone service if voice over Internet Protocol services are not regulated. On February 12, 2004, the FCC adopted a notice of proposed rulemaking to address these issues and asked for comment on a petition seeking forbearance from regulation of voice over Internet Protocol services. In addition, the FCC has announced that it will open a separate proceeding on how Internet Protocol-based services will comply with laws permitting surveillance of communications by law enforcement agencies. While nearly all of Cox’s telephone services are provided using traditional circuit-switched technology, Cox is offering voice over Internet Protocol services in Roanoke, Virginia and plans to expand its use of Internet Protocol technologies. To the extent that providers of such services are deemed to be exempt from state regulation, providers of circuit-switched services, including Cox, could be disadvantaged in the marketplace.

      State Telecommunications Regulation. In addition to federal rules and regulations that apply to Cox’s telephony operations, state commissions regulate, to varying degrees, the intrastate services of telecommunications providers including those provided by Cox. New entrants providing local exchange services typically must apply for and receive state certification and operate in accordance with state commission pricing, terms and quality-of-service regulations. Under the 1996 Telecommunications Act, state commissions also must review interconnection agreements entered into between incumbent local telephone companies and new entrants, as well as enforce the terms of disputed agreements. If a state commission refuses to fulfill these responsibilities, carriers may seek relief from the FCC. Cox and several other carriers have been required to seek such relief for matters arising in Virginia because the Virginia State Corporation Commission had determined that it will not consider matters brought under the 1996 Telecommunications Act. The Virginia-related matters now pending before the FCC include the arbitration of the terms of interconnection agreements between Verizon and three competitive local telephone companies, including Cox. The Virginia legislature has passed legislation that requires the State Corporation Commission to consider matters brought before it pursuant to the 1996 Telecommunications Act.

      State commissions also may choose to assess universal service funding contributions from new carriers provided that a state’s program is consistent with the FCC’s universal service rules, which could increase Cox’s costs. State commissions also are playing an increasing role in telephone number assignment and number conservation policies and state numbering policies potentially could limit access to numbers by carriers that need additional telephone numbers, including Cox.

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

Employees

      At December 31, 2003, Cox had approximately 22,150 full-time-equivalent employees. Cox considers its relations with its employees to be satisfactory.

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

      On August 23, 2002, plaintiff Redefining Progress, on behalf of itself and all others similarly situated, sued Fax.com, Inc., Cox Business Services, L.L.C. and others in United States District Court for the Northern District of California, alleging that Fax.com has sent numerous unsolicited advertisements by facsimile in violation of a federal statute. The complaint alleges that Cox Business Services, which provides telecommunications services to Fax.com, is also liable for the facsimiles in violation of the Telephone Consumer Protection Act of 1991 (TCPA), Sections 206 and 207 of the Telecommunications Act of 1996 and certain state laws. The suit seeks an award of statutory damages in the amount of $500 for each violation of the TCPA, treble damages, injunctive relief, the establishment of a constructive trust and other relief. On October 11, 2002, Cox Business Services moved to dismiss for lack of subject matter jurisdiction, for failure to state a claim, and based on the primary jurisdiction of the FCC. On March 3, 2003, the court granted Cox Business Services’ motion to dismiss for lack of subject matter jurisdiction. The time for appeal has expired; therefore, the matter is concluded. A nearly identical federal court suit was filed in the United States District Court for the Northern District of California on September 4, 2002 by plaintiff Daniel David, on behalf of himself and all others similarly situated, against Fax.com, Cox Business Services and others, but was not served until December 4, 2002. The David suit was reassigned to the same judge presiding over the suit filed by Redefining Progress, and it asserts substantially the same claims and seeks substantially the same relief. The David suit was stayed pending the outcome of Cox Business Services’ motion to dismiss the Redefining Progress suit. On May 3, 2003, the court entered an order dismissing this case in light of its ruling in the Redefining Progress suit, and that ruling was not appealed. The matter thus is concluded.

      In addition, on September 8, 2002, plaintiff Daniel David, on behalf of himself and all others similarly situated, filed a nearly identical case against Fax.com, Cox Business Services and others in the Superior Court of California, Alameda County. The complaint asserts various causes of action including violation of the TCPA, trespass to chattels, violation of Section 17-200 of the California Business and Professions Code and unjust enrichment. The suit seeks damages and injunctive relief similar to that sought in the related federal suits. This action was stayed until October 2003. On October 24, 2003, Cox Business Services filed an amended demurrer and set it for hearing on December 6, 2003. On December 9, 2003, pursuant to a stipulation of Cox Business Services and plaintiff, the court entered an order sustaining the demurrer as to Cox Business Services and dismissing Cox Business Services from the case effective as of December 16, 2003. Thus, the matter is concluded.

      Cox @Home, Inc., a wholly-owned subsidiary of Cox, is a stockholder of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. On September 24, 2002, a committee of bondholders of Excite@Home sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleges the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. On September 30, 2003, the Delaware District Court ordered the action transferred to the United States District Court for the Southern District of New York. On December 22, 2003, Cox and Cox@Home filed a motion to dismiss, or, in the alternative, for judgment on the pleadings, with respect to the Section 16(b) claim. That motion is pending. Cox and Cox @Home intend to defend this action vigorously. The outcome cannot be predicted at this time.

      Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of California, San Mateo County, on behalf of themselves and all other stockholders of Excite@Home as of March 28, 2000, seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. On February 26, 2001, the Court stayed both actions, which had been previously consolidated, on grounds of forum non-conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001, in the same court. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/ Yourman action, thereby also staying the Ward action. On June 18, 2002, the court granted plaintiffs’ motion to lift the stay and authorized discovery to proceed regarding Cox’s pending motion to dismiss for lack of personal jurisdiction. On September 10, 2002, the United States Bankruptcy Court for the Northern District of California in the Excite@Home bankruptcy proceeding held that the claims in the suits were derivative and, thus, constituted the exclusive property of the Excite@Home bankruptcy estate. The Bankruptcy Court thereafter ordered the plaintiffs to dismiss the suits. Plaintiffs subsequently appealed the Bankruptcy Court’s decision to the United States District Court for the Northern District of California. On September 29, 2003, the District Court affirmed the order of the Bankruptcy Court. On October 27, 2003, plaintiffs filed a notice of appeal of the District Court’s decision to the United States Court of Appeals for the Ninth Circuit. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

      On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case has been consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. The putative class includes persons who purchased and held shares of Excite@Home common stock between the time period March 28, 2000 and September 28, 2001. The sole count against Cox asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting “puffery,” dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. On December 24, 2003, the plaintiffs moved to certify a class of persons who purchased Excite@Home stock between March 28, 2000 and September 28, 2001, or held such stock as of April 28, 2000. Both these motions are pending. On February 17, 2004, the Court granted plaintiffs leave to file a motion to amend the complaint to add an additional claim for relief against all defendants under Section 14(a) of the Securities Exchange Act in connection with an allegedly false or misleading proxy statement issued by Excite@Home. On February 24, 2004, the Court granted Cox’s and Mr. Woodrow’s motion for reconsideration and dismissed plaintiffs’ allegations that Cox and Mr. Woodrow were “control persons” with respect to primary violations of Rule 10b-5 alleged to have occurred after August 28, 2000. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

      On July 3, 2003, Leo James filed a putative class action lawsuit against Cox and David Woodrow, among others, in the United States District Court for the Southern District of New York. Cox was served on October 27, 2003. Mr. James is represented by the same attorneys who represent the individuals who were previously designated lead plaintiffs in the Leykin action described above. The complaint in the James action asserts claims substantially similar to the operative allegations in the Leykin action described above. Accordingly, the sole count against Cox asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder and seeks from Cox unspecified monetary damages, statutory compensation and other relief. On November 17, 2003, Cox and certain other defendants jointly filed a motion to dismiss the James action on the grounds that, among other things, it was duplicative of the Leykin action. That motion is pending. Cox intends to defend the action vigorously. The outcome cannot be predicted at this time.

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

      The information required by this Item is incorporated by reference to the section entitled “Shareholder Information” of Cox’s 2003 Summary Annual Report. See Exhibit 13. “Portions of the 2003 Summary Annual Report.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

      Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. for a discussion of events that affect the comparability of the information reflected in the selected consolidated financial data for each of the years in the three-year period ended December 31, 2003.

	Year Ended December 31

	2003	2002	2001	2000	1999

	(Millions of Dollars, excluding per share data)
Statement of Operations Data
Revenues	$5,758.9	$5,038.6	$4,253.2	$3,673.7	$2,427.4
Operating income (loss)	586.9	417.4	(118.3)	140.8	262.9
Interest expense	467.8	549.9	565.9	550.8	305.7
(Loss) gain on derivative instruments, net	(22.6)	1,125.6	(212.0)	—	—
Gain (loss) on investments, net	165.2	(1,317.2)	1,151.2	3,282.0	1,569.4
Equity in net losses of affiliated companies	13.1	32.2	40.0	7.3	90.5
Loss on extinguishment of debt	450.1	0.8	—	—	—
(Loss) income before cumulative effect of change in accounting principle	(137.8)	(274.0)	37.9	1,925.3	881.9
Cumulative effect of change in accounting principle, net of tax	—	—	717.1	—	—
Net (loss) income	(137.8)	(274.0)	755.0	1,925.3	881.9
Basic net (loss) income per share
(Loss) income before cumulative effect of change in accounting principle	$(0.22)	$(0.45)	$0.06	$3.20	$1.54
Cumulative effect of change in accounting principle, net of tax	—	—	1.20	—	—

Basic net (loss) income per share	$(0.22)	$(0.45)	$1.26	$3.20	$1.54

Diluted net (loss) income per share
(Loss) income before cumulative effect of change in accounting principle	$(0.22)	$(0.45)	$0.06	$3.16	$1.51
Cumulative effect of change in accounting principle, net of tax	—	—	1.18	—	—

Diluted net (loss) income per share	$(0.22)	$(0.45)	$1.24	$3.16	$1.51

Balance Sheet Data
As of December 31
Total assets	$24,417.6	$25,015.3	$25,061.4	$24,720.8	$26,614.5
Debt (including amounts due to CEI)	7,015.8	7,316.0	8,417.7	8,543.8	6,375.8
Cox-obligated capital and preferred securities of subsidiary trusts	—	—	1,155.7	1,155.4	1,150.6
Cash Flow Data
Cash flows provided by operating activities	$1,868.0	$1,772.8	$798.8	$306.2	$402.0
Cash flows used in investing activities	(1,319.1)	(608.2)	(953.3)	(2,077.0)	(3,849.6)
Cash flows (used in) provided by financing activities	(693.7)	(1,022.8)	163.0	1,815.9	3,450.3

	As of December 31

	2003	2002	2001(b)	2000(b)	1999

Customer Data
Basic video customers(a)	6,338,294	6,280,849	6,237,888	6,193,317	5,136,184
Advanced-services(c)	5,124,936	3,923,734	2,723,173	1,568,424	554,025

Revenue generating units(d)	11,463,230	10,204,583	8,961,061	7,761,741	5,690,209
Video homes passed(e)	10,426,093	10,210,091	9,979,207	9,710,963	8,031,340
Basic video penetration(f)	60.8%	61.5%	62.5%	63.8%	64.0%

(a)	A home with one or more television sets connected to a cable system is counted as one basic video customer.

(b)	Cox sold certain cable systems in 2002. After adjusting for such sales, basic video customers were 6,221,235 and 6,175,340, respectively, at December 31, 2001 and 2000; customers for advanced services were 2,721,157 and 1,567,212, respectively, at December 31, 2001 and 2000; and video homes passed were 9,947,664 and 9,680,644, respectively, at December 31, 2001 and 2000.

(c)	Advanced services include Cox Digital Cable, high-speed Internet access and Cox Digital Telephone.

(d)	Each basic video customer and each advanced service is a revenue generating unit. In certain locations, a household may purchase more than one advanced service, each of which is counted as a separate revenue generating unit.

(e)	A home is deemed to be “passed” if it can be connected to the distribution system without any further extension of the distribution plant.

(f)	Basic video customers as a percentage of video homes passed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Consolidated Financial Statements and Supplementary Data” in Item 8.

Executive Overview

      Cox Communications, Inc., an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is a multi-service broadband communications company serving approximately 6.6 million residential and commercial customers nationwide. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services including analog and digital video, high-speed Internet access and local and long-distance telephone.

      Cox’s business strategy is to leverage the capacity and capability of its broadband network to deliver multiple services to consumers and businesses while creating multiple revenue streams for Cox. Cox believes that its investments in the technological capabilities of its broadband network, the long-term advantages of clustering, the competitive value of bundled services and its commitment to customer care and community service will enhance its ability to increase revenues in an increasingly competitive environment.

      Cox’s management primarily focuses on continued growth and profitability of all of its lines of business and effective execution of its bundling strategy and other product lines in a heightened competitive landscape. Cox concentrates on bundling, integrating, and differentiating its products and services to compete effectively against its primary competitors, which include direct broadcast satellite operators and regional bell operating companies, in its large local and regional clusters. Cox is committed to providing new and enhanced services that cater to the evolving needs of its customers. Cox has introduced high-definition television, digital video recorder service, Entertainment on Demand and several tiers of high-speed Internet service in many of its markets to enhance its current product offerings and further differentiate its products from its competitors.

Cox expects that its bundling strategy and advanced product offerings will help it maintain current customers and attract new customer relationships. In addition, Cox recently announced plans to rollout telephone service to additional markets using voice over Internet Protocol. This technology allows Cox to enhance its bundled offerings by making Cox’s digital telephone service available in its smaller markets and allows Cox to leverage its experience and expertise as a telephone service provider. Cox also leverages the capacity of its broadband network and its residential experience through its growing Cox Business Services division.

      In 2003, the regional bell operating companies announced partnerships with direct broadcast satellite operators to add video service to their bundle of voice and Internet services. Although these partnerships present a new competitive challenge and signal an increased industry focus on competitive bundled offerings, Cox believes that its experience in bundling video, telephone and Internet services and its fully integrated back-office and billing platform provide a competitive advantage and position Cox to successfully execute its strategy. Cox’s management constantly monitors the competitive landscape and carefully evaluates and adjusts its market response accordingly.

      Cox’s management also continues to monitor the regulatory landscape. The industry-wide introduction of voice over Internet Protocol technology has raised many regulatory questions. Cox continues to analyze new and proposed regulatory changes and their potential impact on its products and services.

      In 2003, Cox completed several transactions to reduce the complexity of its balance sheet and reduce its leverage. In this regard, Cox purchased through tender offers 98% of its exchangeable subordinated debentures and terminated its series of prepaid forward contracts. Prior to these purchases and terminations, Cox was required to make certain mark-to-market adjustments in accordance with accounting guidelines to reported indebtedness because these securities were indexed to shares of Sprint PCS common stock Cox held. These non-cash adjustments directly caused fluctuations to, and volatility in, net income. Cox believes that its simplified balance sheet will enhance investors’ ability to compare Cox’s earnings in future periods.

      Cox’s management will continue to monitor and develop new advanced service offerings and adapt to the competitive and legal framework to deliver compelling and competitive services to consumers and businesses.

Investments

      See “Investments” in Part I, Item 1. “Business” and Note 5. “Investments” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

Results of Operations

2003 compared with 2002

      The following table sets forth summarized consolidated financial information for each of the two years in the period ended December 31, 2003.

	Year Ended December 31

	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Revenues	$5,758,868	$5,038,598	$720,270	14%
Cost of services	2,391,310	2,112,155	279,155	13%
Selling, general and administrative expenses	1,250,686	1,147,204	103,482	9%
Depreciation and amortization	1,530,475	1,357,906	172,569	13%
(Gain) loss on sale of cable systems	(469)	3,916	(4,385)	(112)%

Operating income	586,866	417,417	169,449	41%
Interest expense	(467,753)	(549,858)	(82,105)	15%
(Loss) gain on derivative instruments, net	(22,567)	1,125,588	(1,148,155)	(102)%
Gain (loss) on investments, net	165,194	(1,317,158)	1,482,352	(113)%
Equity in net losses of affiliated companies	(13,073)	(32,175)	19,102	(59)%
Loss on extinguishment of debt	(450,069)	(787)	(449,282)	NM
Other, net	(3,557)	(5,080)	1,523	(30)%
Income tax benefit	73,274	125,286	(52,012)	(42)%
Minority interest, net of tax	(6,116)	(37,272)	31,156	(84)%

Net loss	$(137,801)	$(274,039)	$136,238	(50)%

NM denotes percentage is not meaningful

Revenues

      The following table sets forth summarized revenue information for each of the two years in the period ended December 31, 2003.

	Year Ended December 31

	2003	% of Total	2002	% of Total	$ Change	% Change

	(Thousands of Dollars)
Residential
Video	$3,658,917	64%	$3,439,755	68%	$219,162	6%
Data	870,628	15%	575,231	11%	295,397	51%
Telephony	469,920	8%	343,227	7%	126,693	37%
Other	86,903	1%	72,254	1%	14,649	20%

Total residential revenue	5,086,368	88%	4,430,467	87%	655,901	15%
Commercial	287,676	5%	230,067	5%	57,609	25%
Advertising	384,824	7%	378,064	8%	6,760	2%

Total revenues	$5,758,868	100%	$5,038,598	100%	$720,270	14%

      The 14% increase in total revenues was primarily attributable to:

•	a 31% increase in customers for advanced services (digital cable, high-speed Internet access and telephony);

•	an increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability;

•	a $5 price increase on monthly high-speed Internet access adopted in select markets in the fourth quarter of 2002 and in most of Cox’s remaining markets in the first quarter of 2003; and

•	an increase in commercial broadband customers.

      Cox has experienced solid growth in digital cable, residential high-speed Internet and telephony customers. Cox expects this trend to continue and anticipates continued consumer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking and high-definition television and digital video recorders.

Costs and expenses (Costs of services and Selling, general and administrative expenses)

      The following table sets forth summarized operating expenses for each of the two years in the period ended December 31, 2003.

	Year Ended December 31

	2003	2002	$ Change	% Change

	(Thousands of Dollars)
Cost of services
Programming costs	$1,158,519	$1,036,552	$121,967	12%
Other cost of services	1,232,791	1,075,603	157,188	15%

Total cost of services	2,391,310	2,112,155	279,155	13%
Selling, general and administrative
Marketing	297,945	284,651	13,294	5%
General and administrative	952,741	862,553	90,188	10%

Total selling, general and administrative	1,250,686	1,147,204	103,482	9%

Total costs and expenses	$3,641,996	$3,259,359	$382,637	12%

      Cost of services includes cable programming costs, which are costs paid to programmers for cable content and are generally paid on a per-subscriber basis. Cost of services also includes other direct costs and field service and call center costs. Other direct costs include costs that Cox incurs in conjunction with providing its residential, commercial and advertising services. Field service costs include costs associated with providing and maintaining Cox’s broadband network and customer care costs necessary to maintain its customer base.

      Cost of services increased $279.2 million over 2002 partially due to a $122.0 million increase in programming costs. Approximately 10% of the increase was attributable to programming rate increases, and the remaining 2% was related to basic and digital customer growth. Other cost of services increased $157.2 million, primarily due to:

•	1.2 million in net additions of advanced-service customers over the last twelve months; and

•	increased labor costs due to the transition from upgrade construction and new product launches to maintenance and related customer costs directly associated with the growth of new subscribers.

      Cox recorded a one-time non-recurring charge of approximately $9.8 million in 2002 associated with the continuation of Excite@Home high-speed Internet service following the bankruptcy of Excite@Home, and excluding this one-time charge, other cost of services increased 16% in 2003.

      Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $103.5 million primarily due to:

•	a $90.2 million increase in general and administrative expenses relating to increased labor costs, expenses related to trials of new video and telephony products, and public relations expenses related to our campaign aimed at the rising costs of programming; and

•	a $13.3 million increase in marketing expense relating to the promotion of new services and bundling alternatives, partially offset by an 8% decrease in costs associated with Cox’s advertising sales business, Cox Media.

      Cox expects continued increases in programming costs and will continue to pass through some portion of these increases to its customers. In addition, Cox expects continued growth in advanced services, which include digital cable, high-speed Internet access and telephony, both as a result of increased penetration where these services were available in 2003 and continued roll-out of these services in new areas during 2004. As a result of these trends, Cox expects its cost of services and, to a lesser degree, selling, general and administrative expenses to increase.

Depreciation and amortization

      Depreciation and amortization for the year ended December 31, 2003 increased to $1.5 billion from $1.4 billion for the comparable period in 2002. This was due to an increase in depreciation from Cox’s continuing investment in its broadband network in order to deliver additional services, and an increase in amortization resulting from a non-cash impairment charge of $25.0 million recognized in the first quarter of 2003, upon completion of an impairment test of franchise value in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Cox completed its next impairment test in accordance with SFAS No. 142 in August 2003. The August 2003 test indicated no impairment of franchise value. Cox will continue to invest in its broadband network and new services, which management expects will result in increased revenues to offset increased depreciation expense.

Interest expense

      Interest expense decreased 15% to $467.8 million primarily due to interest savings as a result of Cox’s interest rate swap agreements and a reduction of outstanding indebtedness.

Loss on derivative instruments, net

      Cox does not hold or issue derivative instruments for trading purposes and is not a party to leveraged instruments. From time to time, however, Cox uses derivative instruments to manage its exposure to changes in the fair value of certain of its assets or liabilities or to manage its exposure to changes in interest rates or equity prices. These derivative instruments are designated and accounted for by Cox as hedges of the underlying exposure being managed, as prescribed by SFAS No. 133. During 2003 and 2002, Cox used the following derivative instruments in its hedging activities:

•	twelve interest rate swap agreements with an aggregate principal amount of $1.8 billion that are designated and accounted for as fair value hedges. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. These interest rate swaps are designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed-rate debt into a floating-rate obligation. These interest rate swaps derive their value primarily based on changes in interest rates. Cox’s expectations with respect to its hedging strategy underlying these interest rate swaps have been met since the swap agreements have resulted in Cox increasing its proportion of floating rate debt.

•	a series of costless equity collar arrangements that were designated and accounted for as fair value hedges to manage Cox’s exposure to changes in the fair value of 15.8 million shares of Sprint PCS common stock, 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock held by Cox. These equity collar arrangements derived their value primarily based on changes in the fair value of the underlying equity security. As described in Note 5. “Investments” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data,” Cox terminated all of these equity collar arrangements and sold the underlying shares of common stock during the first quarter of 2002. Hence, there were no active hedging activities with respect to Cox’s investments at December 31, 2002, and Cox did not undertake any hedging activity with respect to investments in 2003.

      In addition to the foregoing derivatives, upon adoption of SFAS No. 133, certain of Cox’s debt instruments contained embedded derivatives, as defined, and certain investments met the definition of freestanding derivatives. Cox has not designated these embedded and freestanding derivatives as hedges under SFAS No. 133 and, as such, changes in their fair value are being recognized in earnings as derivative gains or losses. During 2003 and 2002, Cox had the following embedded derivatives or freestanding derivatives outstanding that have not been designated as hedges:

•	embedded derivatives contained in Cox’s outstanding series of three exchangeable subordinated debentures known as the PRIZES, the Premium PHONES and the Discount Debentures. These debentures are exchangeable for the cash value of shares of Sprint PCS common stock or, in the case of the Discount Debentures, at Cox’s option, the related shares. These embedded derivatives derive their value primarily based on changes in the fair value of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads.

•	embedded derivatives contained in Cox’s series of prepaid variable forward contracts secured by 19.5 million shares of Sprint PCS common stock and accounted for as zero-coupon debt. These embedded derivatives also derive their value primarily based on changes in the fair value of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads.

•	stock purchase warrants to purchase equity securities of certain publicly-traded or privately-held companies that can be exercised and settled by delivery of net shares, such that Cox pays no cash upon exercise. These warrants meet the definition of a freestanding derivative, as prescribed by SFAS No. 133, and derive their value primarily based on the change in the fair value of the underlying equity security.

      For a more detailed description of Cox’s exchangeable subordinated debentures, zero-coupon debt and their corresponding embedded derivatives, please refer to Note 7. “Debt” and Note 9. “Derivative Instruments and Hedging Activities” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

      For the year ended December 31, 2003, Cox recorded a $22.6 million pre-tax loss on derivative instruments primarily due to a $4.4 million pre-tax loss resulting from the change in the fair value of Cox’s net settleable warrants and an $18.7 million pre-tax loss resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt, as described above.

Gain on investments, net

      Net gain on investments for the year ended December 31, 2003 of $165.2 million includes:

•	$154.5 million pre-tax gain related to the sale of 46.8 million shares of Sprint PCS common stock;

•	$21.8 million pre-tax gain as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading; partially offset by

•	$10.5 million pre-tax decline considered to be other than temporary in the fair value of certain investments.

      In determining whether a decline in the fair value of Cox’s investments is other than temporary, Cox considers the factors prescribed by SEC Staff Accounting Bulletin Topic 5-M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. These factors include the length of time and extent to which the fair market value has been less than cost, the financial condition and near term prospects of the investee and Cox’s intent and ability to retain its investment.

Equity in net losses of affiliated companies

      Equity in net losses decreased 59% to $13.1 million. Generally, these losses are attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Loss on extinguishment of debt

      During the year ended December 31, 2003, Cox recorded a $450.1 million pre-tax loss on extinguishment of debt consisting of:

•	$412.8 million pre-tax loss resulting from the purchase of $1.8 billion aggregate principal amount at maturity of the Discount Debentures pursuant to Cox’s offer to purchase any and all Discount Debentures. The pre-tax loss was primarily attributable to the reversal of discounts associated with the embedded derivatives and other costs that were recorded at issuance and were being amortized over the original term of these securities.

•	$29.5 million pre-tax loss resulting from the termination of Cox’s series of prepaid forward contracts to sell up to 19.5 million shares of Sprint PCS common stock, described above and accounted for as zero-coupon debt;

•	$10.2 million pre-tax loss resulting from the purchase of $422.7 million aggregate principal amount at maturity of Cox’s convertible senior notes due 2021 pursuant to the holders’ right to require Cox to purchase the convertible notes;

•	$1.5 million pre-tax loss resulting from the purchase of $250.0 million aggregate principal amount of its 6.15% Reset Put Securities due 2033 (REPS); partially offset by

•	$3.9 million pre-tax gain resulting from the purchase of $1.3 billion aggregate principal amount of the PRIZES and $274.9 million aggregate principal amount of the Premium PHONES pursuant to Cox’s offer to purchase any and all PRIZES and Premium PHONES.

      Cox’s offers to purchase outstanding Discount Debentures, PRIZES and Premium PHONES expired pursuant to their terms. Nothing in this report should be construed as an offer to buy, or a solicitation of an offer to sell, any debt securities of Cox. Cox reserves the right to purchase additional Discount Debentures, PRIZES or Premium PHONES in the open market, in privately negotiated transactions, through tender offers, exchange offers or otherwise.

Income tax benefit

      Income tax benefit was $73.3 million for the year ended December 31, 2003. The effective tax rate for 2003 was 35.8% compared to 34.6% for 2002. The change in the effective tax rate was primarily due to the impact of varying effective state tax rates across Cox’s operations, along with the effects of current year investing and financing transactions.

Net loss

      Net loss for the year ended December 31, 2003 was $137.8 million compared to net loss of $274.0 million for the comparable period in 2002.

2002 compared with 2001

      The following table sets forth summarized consolidated financial information for each of the two years in the period ended December 31, 2002.

	Year Ended December 31

	2002	2001	$ Change	% Change

	(Thousands of Dollars)
Revenues	$5,038,598	$4,253,203	$785,395	18%
Cost of services	2,112,155	1,868,303	243,852	13%
Selling, general and administrative expenses	1,147,204	963,942	183,262	19%
Depreciation and amortization	1,357,906	1,539,211	(181,305)	(12)%
Loss on sale of cable systems	3,916	—	3,916	NM

Operating income (loss)	417,417	(118,253)	535,670	NM
Interest expense	(549,858)	(565,934)	16,076	(3)%
Gain (loss) on derivative instruments, net	1,125,588	(211,963)	1,337,551	NM
(Loss) gain on investments, net	(1,317,158)	1,151,172	(2,468,330)	NM
Equity in net losses of affiliated companies	(32,175)	(40,043)	7,868	(20)%
Loss on extinguishment	(787)	—	(787)	NM
Other, net	(5,080)	(11,882)	6,802	(57)%
Income tax benefit (expense)	125,286	(94,039)	219,325	NM
Minority interest, net of tax	(37,272)	(71,147)	33,875	(48)%
Cumulative effect of change in accounting principle, net of tax	—	717,090	717,090	100%

Net (loss) income	$(274,039)	$755,001	$(1,029,040)	(136)%

Revenues

      The following table sets forth summarized revenue information for each of the two years in the period ended December 31, 2002.

	Year Ended December 31

		% of		% of
	2002	Total	2001	Total	$ Change	% Change

	(Thousands of Dollars)
Residential
Video	$3,439,755	68%	$3,184,786	75%	$254,969	8%
Data	575,231	11%	277,921	7%	297,310	107%
Telephony	343,227	7%	211,270	5%	131,957	62%
Other	72,254	1%	89,264	1%	(17,010)	(19)%

Total residential revenue	4,430,467	87%	3,763,241	88%	667,226	18%
Commercial	230,067	5%	152,383	4%	77,684	51%
Advertising	378,064	8%	337,579	8%	40,485	12%

Total revenues	$5,038,598	100%	$4,253,203	100%	$785,395	18%

      The 18% increase in total revenues was primarily attributable to:

•	a 44% increase in customers for advanced services;

•	a 6% increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability;

•	an increase in commercial broadband customers;

•	a continuing rebound in local and national advertising sales; and

•	an increase due to costs associated with Cox’s high-speed Internet service of approximately $91.6 million, which had been netted against revenues in 2001 under a revenue sharing agreement with Excite@Home, and were included in cost of services in 2002 as Cox no longer has a revenue sharing agreement with Excite@Home.

Costs and expenses (Cost of services and Selling, general and administrative expenses)

      The following table sets forth summarized operating expenses for each of the two years in the period ended December 31, 2002.

	Year Ended December 31

	2002	2001	$ Change	% Change

	(Thousands of Dollars)
Cost of services
Programming costs	$1,036,552	$929,890	$106,662	11%
Other cost of services	1,075,603	938,413	137,190	15%

Total cost of services	2,112,155	1,868,303	243,852	13%
Selling, general and administrative
Marketing	284,651	233,813	50,838	22%
General and administrative	862,553	730,129	132,424	18%

Total selling, general and administrative	1,147,204	963,942	183,262	19%
Total costs and expenses	$3,259,359	$2,832,245	$427,114	15%

      Cost of services increased $243.9 million over 2001 partially due to a $106.7 million increase in programming costs reflecting programming rate increases and customer growth. Approximately 9% of the increase in programming costs was attributable to programming rate increases, and the remaining 3% was related to digital customer growth. Other cost of services increased $137.2 million, primarily due to:

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

      Selling, general and administrative expenses include marketing, salaries and benefits, maintenance and support, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $183.3 million primarily due to:

•	a $132.4 million increase in general and administrative expenses relating to increased salaries and benefits resulting from an increase in headcount, and increased property taxes resulting from capital expenditures; and

•	a $50.8 million increase in marketing expense relating to the promotion of new services and bundling alternatives.

Depreciation and amortization

      Depreciation and amortization for the year ended December 31, 2002 decreased to $1.4 billion from $1.5 billion for the comparable period in 2001 due to a reduction of approximately $352.6 million in amortization of intangible assets determined to have an indefinite life upon adoption of SFAS No. 142, offset by an increase in depreciation from Cox’s continuing investment in its broadband network in order to deliver additional programming and services.

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

Interest expense

      Interest expense decreased 3% to $549.9 million primarily due to interest savings as a result of Cox’s interest rate swap agreements, repayment of all commercial paper borrowings and a decrease in the interest rate on Cox’s PRIZES from 7.75% to 2% in November 2002 in accordance with the terms of the PRIZES.

Gain on derivative instruments, net

      As indicated above, from time to time, Cox uses derivative instruments to manage its exposure to changes in the fair value of certain of its assets or liabilities or to manage its exposure to changes in interest rates or equity prices. These derivative instruments are designated and accounted for by Cox as hedges of the underlying exposure being managed, as prescribed by SFAS No. 133. During 2002 and 2001, Cox used the following derivative instruments in its hedging activities:

•	four interest rate swap agreements with an aggregate principal amount of $1.2 billion that are designated and accounted for as fair value hedges. Cox assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s expectations with respect to its hedging strategy underlying these interest rate swaps was met since the swap agreements resulted in Cox increasing its proportion of floating rate debt.

•	a series of costless equity collar arrangements that were designated and accounted for as fair value hedges to manage Cox’s exposure to changes in the fair value of 15.8 million shares of Sprint PCS common stock, 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock held by Cox. As described in Note 5. “Investments” in Part II, Item 8. Consolidated Financial Statements and Supplementary Data,” Cox terminated all of these equity collar arrangements and sold the underlying shares of common stock during the first quarter of 2002. Hence, there were no active hedging activities with respect to Cox’s investments at December 31, 2002.

      During 2002 and 2001, Cox had the following embedded derivatives or freestanding derivatives outstanding that have not been designated as hedges:

•	embedded derivatives contained in Cox’s outstanding series of three exchangeable subordinated debentures known as the PRIZES, the Premium PHONES and the Discount Debentures;

•	embedded derivatives contained in Cox’s series of prepaid variable forward contracts covering 19.5 million shares of Sprint PCS common stock, which Cox accounted for as zero-coupon debt; and

•	stock purchase warrants to purchase equity securities of certain publicly-traded or privately-held companies that can be exercised and settled by delivery of net shares, such that Cox pays no cash upon exercise.

      For a more detailed description of the exchangeable subordinated debentures, zero-coupon debt and their corresponding embedded derivatives, please refer to Note 7. “Debt” and Note 9. “Derivative Instruments and Hedging Activities” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

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

      In determining whether a decline in the fair value of Cox’s investments is other than temporary, Cox considers the factors prescribed by SEC Staff Accounting Bulletin Topic 5-M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. These factors include the length of time and extent to which the fair market value has been less than cost, the financial condition and near term prospects of the investee and Cox’s intent and ability to retain its investment.

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

Minority interest, net of tax

      Minority interest, net of tax, of $37.3 million primarily represents distributions on Cox’s obligated capital and preferred securities of subsidiary trusts, referred to as FELINE PRIDES and RHINOS. During 2002, Cox settled the FELINE PRIDES primarily with the issuance of Class A common stock and redeemed the RHINOS with cash. Please refer to Note 8. “Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” for a more detailed description of the FELINE PRIDES and RHINOS.

Net (loss) income

      Net loss for the year ended December 31, 2002 was $274.0 million compared to net income of $755.0 million for the comparable period in 2001, which included an after-tax cumulative effect of change in accounting principle from adoption of SFAS No. 133, which increased earnings by $717.1 million.

Liquidity and Capital Resources

2003 Uses and Sources of Cash

      As part of Cox’s ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services. Cox believes it will be able to meet its capital needs for the next twelve months and the foreseeable future with amounts available under existing revolving credit facilities and its commercial paper program.

      During 2003, Cox made capital expenditures of $1.6 billion. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises, costs to upgrade and rebuild Cox’s broadband network to allow for the delivery of advanced broadband services and costs associated with network equipment used to enter new service areas.

      Capital expenditures for 2004 are expected to be approximately $1.4 billion. Although management continuously reviews industry and economic conditions to identify opportunities, Cox does not have any current plans to make any material acquisitions or enter into any material cable systems exchanges in 2004.

      In addition to improvement of its own networks, Cox has made strategic investments in businesses focused on cable programming, technology and telecommunications. Investments in affiliated companies of $22.3 million in 2003 included debt and equity funding. Future funding requirements are expected to total approximately $20.0 million over the next two years. These capital requirements may vary significantly from the amounts stated above and will depend on numerous factors as many of these affiliates are growing businesses and specific financing requirements will change depending on the evolution of these businesses.

      During 2003, Cox repaid $2.3 billion of debt, which primarily consisted of the purchase of a portion of its convertible senior notes, the purchase of the majority of all three series of its exchangeable subordinated debentures, pursuant to offers to purchase any and all PRIZES, Premium PHONES and Discount Debentures, and the purchase of its REPS.

      Net commercial paper borrowings during 2003 were $300.9 million. Proceeds from the issuance of other debt, net of debt issuance costs, underwriting commissions and discounts, included the issuances of:

•	4.625% senior notes due 2013 for net proceeds of approximately $596.2 million;

•	3.875% senior notes due 2008 for net proceeds of $248.8 million; and

•	5.5% senior notes due 2015 for net proceeds of $496.5 million.

      The proceeds from these offerings were primarily used to purchase the tendered PRIZES, Premium PHONES and Discount Debentures and the REPS.

      During 2003, Cox generated $1.9 billion from operations. Proceeds from the sale and exchange of investments of $246.4 million consisted of proceeds from the sale of 46.8 million shares of Sprint PCS common stock.

2002 Uses and Sources of Cash

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

      Proceeds from the issuance of debt, net of debt issuance costs, underwriting commissions and discounts, included the issuance of 7.125% notes due 2012 for net proceeds of approximately $986.1 million. The proceeds from this offering were primarily used to redeem the senior notes held by the Cox RHINOS Trust, repurchase the Floating Rate MOPPRS/CHEERS and repay the 6.5% senior notes.

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

      Net revolving credit and commercial paper borrowings decreased $801.4 million for the year ended December 31, 2001 due to net repayments on Cox’s commercial paper program. During 2001, Cox repaid approximately $386.7 million of other debt, which primarily consisted of its $300.0 million aggregate principal amount of 7.0% notes due at their maturity and its $33.0 million aggregate principal amount of 6.94% notes due at their maturity.

      Distributions paid on capital and preferred securities of subsidiary trusts of $76.0 million consisted of quarterly payments to the holders of its FELINE PRIDES and RHINOS.

      During 2001, Cox generated $798.8 million from operations. Proceeds from the sale and exchange of investments of $1.3 billion primarily included:

•	the sale of 12.8 million shares of Sprint PCS common stock for aggregate net proceeds of approximately $318.2 million;

•	the sale of 25.0 million shares of AT&T common stock for aggregate net proceeds of approximately $525.5 million;

•	the sale of 5.0 million shares of AT&T Wireless common stock for aggregate net proceeds of approximately $83.1 million; and

•	the sale of Cox’s interests in Outdoor Life, Speedvision, and Cable Network Services to Fox Sports and Fox Sports CNS for aggregate net proceeds of approximately $439.7 million.

      Proceeds from the issuance of debt, net of debt issuance costs, underwriting commissions, discounts and premiums, of $1.4 billion primarily included:

•	the issuance of a series of prepaid forward contracts (accounted for as zero coupon debt) with maturity dates between 2004 and 2006 to sell up to 19.5 million shares of Cox’s Sprint PCS common stock for net proceeds of approximately $389.4 million; and

•	the issuance of convertible senior notes, which mature in February 2021 and are convertible into shares of Cox’s Class A common stock or, at Cox’s option, cash, and 6.75% senior notes, which mature in March 2011, for aggregate net proceeds of approximately $1.0 billion.

Off-Balance Sheet Arrangements

      In the normal course of business, Cox issues standby letters of credit to local franchise authorities. The unused letters of credit outstanding totaled $4.3 million at December 31, 2003. Cox does not have any other material off-balance sheet arrangements.

Contractual Obligations and Commitments

      The following table contains information relating to Cox’s contractual obligations and commitments for the five years subsequent to December 31, 2003 and thereafter. The amounts represent the maximum future contractual obligations (some of which may be settled by delivering equity securities) and are reported without giving effect to any related discounts, premiums and other adjustments necessary to comply with accounting principles generally accepted in the U.S.

	Payments Due by Period

		Less than		1 – 3	4 – 5	After 5
	Total	1 Year		Years	Years	Years

	(Millions of dollars)
Debt maturities and pay-off obligations(a)	$6,518.0	$490.1(b	)(c)	$840.0	$450.0	$4,737.9(d	)(e)
Interest on aggregate debt(f)	3,724.2	420.9		762.9	692.5	1,847.9
Capital leases	238.4	61.3		87.0	33.7	56.4
Operating leases	64.4	18.4		24.2	12.2	9.6
Nonbinding purchase and other commitments(g)	997.6	353.5		163.6	172.1	308.4

Total contractual cash obligations	$11,542.6	$1,344.2		$1,877.7	$1,360.5	$6,960.2

(a)	Excludes $302.3 million of commercial paper borrowings outstanding as of December 31, 2003.

(b)	In February 2004, Cox repurchased the remaining outstanding $19.0 million aggregate principal amount at maturity of its convertible notes due 2021 for aggregate cash consideration of $13.9 million, which represented the accreted value of the repurchased notes. The $13.9 million used to repurchase tendered convertible notes on February 23, 2004 is included in payments due in less than one year.

(c)	Cox has classified approximately $475.0 million of outstanding debt obligations scheduled to mature in the next twelve months in the noncurrent portion of long-term debt in its Consolidated Balance Sheet because it intends to refinance these obligations on a long-term basis. Cox has the ability to refinance these obligations under its existing revolving credit facilities.

(d)	Includes Cox’s Discount Debentures due in 2020 representing $62.3 million aggregate principal amount at maturity. The holders have the right to require Cox to repurchase their Discount Debentures on April 19, 2005, April 19, 2010 and April 19, 2015 at a purchase price equal to the adjusted principal amount of the Discount Debentures, plus any accrued but unpaid cash interest. Cox may choose to repurchase the Discount Debentures with cash or shares of PCS common stock of Sprint Corporation. If all of the holders of the Discount Debentures were to exercise their right to require Cox to repurchase their Discount Debentures on April 19, 2005, the aggregate purchase price would be $32.5 million.

(e)	The holders of Cox’s $200.0 million aggregate principal amount 6.53% debentures due 2028, which were issued by TCA Cable TV prior to Cox’s acquisition of TCA, have the right to require the Cox subsidiary that assumed TCA’s obligations under the debentures to repurchase the debentures on February 1, 2008 at a purchase price equal to 100% of the principal amount of such debentures, plus any accrued but unpaid cash interest.

(f)	Cox’s estimate of its cash requirement for interest payments is based on known future cash interest payments related to its fixed-rate debt instruments as of December 31, 2003, other than Cox’s convertible notes that were repurchased in February 2004, as described in footnote (b) above. These estimates also assume that (i) debt is repaid and not refinanced at maturity, (ii) the holders of Cox’s Discount Debentures and the holders of the former TCA bonds do not exercise their rights to require Cox to repurchase such securities as described in footnotes (c) and (d) above, respectively, and (iii) no future impact is recognized from Cox’s interest rate swap agreements, which effectively convert $1.8 billion of Cox’s fixed-rate debt into floating-rate obligations and resulted in significant interest savings in both 2003 and 2002. Cox’s future interest payments could differ materially from amounts indicated in the table due to Cox’s future operational and financing needs, changing market conditions and other currently unanticipated events.

(g)	Includes unfulfilled purchase orders, construction commitments and various other commitments arising in the normal course of business.

      Cox identified other cash requirements related to the funding of pension and other postretirement benefits. Cox’s expected cash payments for 2004 are approximately $2.4 million related to its pension and other postretirement benefit plans. On January 7, 2004, Cox contributed the $2.4 million to fund postretirement benefits. Based on currently available information, there are no known additional contributions for 2004. Cox contributed its total planned 2003 plan year contributions for the funded pension plans during 2003. Due to this accelerated contribution, Cox does not anticipate additional contributions during 2004 for the funded pension plans. The assumptions related to pension and other postretirement benefits are described under the heading “Pension and Postretirement Benefits” under “Critical Accounting Policies and Estimates.” For additional information regarding pension and other postretirement benefits see Note 11. “Retirement Plans” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

Other

      At December 31, 2003, Cox had approximately $7.0 billion of outstanding indebtedness. Derivative adjustments in accordance with SFAS No. 133 have historically had a material impact on reported indebtedness. For example, reported indebtedness at December 31, 2002 of approximately $7.3 billion was net of certain derivative adjustments made in accordance with SFAS No. 133 that reduced the reported debt balance by approximately $1.4 billion. As a result of Cox’s purchase of its exchangeable subordinated debentures, net settlement of its zero-coupon debt and sales of Sprint PCS stock during 2003, SFAS No. 133 adjustments did not significantly impact reported indebtedness at December 31, 2003 and are not expected to be material in the future. In addition, Cox had approximately $1.5 billion of total available financing capacity under its revolving credit facilities and commercial paper program at December 31, 2003.

      As previously reported, in November 2002, Moody’s Investor Services confirmed Cox’s senior unsecured debt rating of Baa2 with a negative outlook. In November 2003, Moody’s changed Cox’s ratings outlook from negative to stable.

      In November 2003, Cox agreed to sell certain small, non-clustered cable systems in Oklahoma, Kansas, Texas and Arkansas, which in the aggregate include approximately 54,000 basic cable subscribers, to Allegiance Communications, LLC, a company formed by Buford Media Group, LLC and The Wicks Group of Companies, L.L.C. The transaction is expected to close in the second quarter of 2004.

      Certain of Cox’s debt instruments and credit agreements contain covenants which, among other provisions, contain certain restrictions on the payment of dividends and the repurchase of capital stock. None of the covenants contained in Cox’s debt instruments and credit agreements contain a covenant to maintain a specific debt rating that would impact the maturity of the instruments and agreements in the event that Cox’s debt rating was downgraded. Certain of these agreements contain financial covenants that require certain leverage ratios and interest coverage (as defined in the covenants) be maintained. Compliance with these ratios limits Cox’s ability to incur unlimited indebtedness; however, these covenants have not posed a significant limitation on Cox’s ability to finance its capital requirements in the past. Cox was in compliance with all financial covenants for all periods presented. Historically, Cox has not paid dividends nor does Cox currently intend to pay dividends in the foreseeable future. Cox currently intends to reinvest future earnings, consistent with its business strategy.

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

•	Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. Prior to May 2, 2003, outstanding amounts due from CEI bore interest equal to CEI’s current commercial paper borrowing rate and outstanding amounts due to CEI bore interest at 50 basis points above CEI’s current commercial borrowing rate as payment for the services provided. From and after May 2, 2003, both outstanding amounts due from and to CEI bear interest equal to CEI’s current commercial paper borrowing rate. Amounts due to CEI from Cox were approximately $4.0 million at December 31, 2003 and amounts due from CEI to Cox were approximately $21.1 million December 31, 2002, and the interest rate was 1.3% and 1.8% at December 31, 2003 and 2002, respectively.

•	Cox receives certain management services from CEI including legal, corporate secretarial, tax, internal audit, risk management, employee benefit (including pension plan) administration, fleet and other support services. Cox was allocated expenses for the years ended December 31, 2003, 2002 and 2001 of approximately $6.0 million, $6.2 million and $5.3 million, respectively, related to these services.

•	In connection with these management services, Cox reimburses CEI for payments made to third-party vendors for certain goods and services provided to Cox under arrangements made by CEI on behalf of CEI and its affiliates, including Cox. Cox believes such arrangements result in Cox receiving such goods and services at more attractive pricing than Cox would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through the CEI insurance program, which provides coverage for all of its affiliates, including Cox. Rather than self-insuring these risks, CEI purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of CEI, including James C. Kennedy, Chairman of Cox’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and reinsurer on various insurance policies purchased by CEI, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox’s loss experience, consistent with insurance industry practice. Cox’s portion of these insurance costs was approximately $33.0 million, $27.2 million and $23.7 million for 2003, 2002 and 2001, respectively.

•	Cox’s employees participate in certain CEI employee benefit plans, and Cox made payments to CEI in 2003, 2002 and 2001 for the costs incurred by reason of such participation, including self-insured employee medical insurance costs of approximately $86.7 million, $77.5 million and $48.2 million, respectively; and executive pension plan payments of approximately $6.4 million, $2.8 million and $5.1 million, respectively. In January 2003, Cox adopted its own post-retirement medical plan to provide benefits to substantially all eligible Cox retirees. Prior to January 2003, all eligible retirees of Cox participated in the CEI post-retirement medical plan. Cox made payments to CEI in 2002 and 2001 of approximately $3.9 million and $3.0 million, respectively, for the costs incurred by reason of such participation.

•	Cox and CEI share resources relating to aircraft owned by each company. Depending on need, each occasionally uses aircraft owned by the other, paying a cost-based hourly rate. CEI also operates and maintains two airplanes owned by Cox. Cox pays CEI on a quarterly basis for fixed and variable operations and maintenance costs relating to these two airplanes. During 2003, 2002 and 2001, Cox paid approximately $1.2 million, $0.7 million and $0.9 million, respectively, for use of CEI’s aircraft and maintenance of Cox’s aircraft by CEI, net of aircraft costs paid by CEI to Cox for use of Cox’s aircraft.

•	Cox pays rent and certain other occupancy costs to CEI for its corporate headquarters building. CEI holds the long-term lease of the Cox headquarters building and prior to 2002, Cox and CEI and its other affiliates shared occupancy of the headquarters building. During 2002, CEI and its other affiliates moved to a new facility and Cox purchased from CEI business equipment located in that building at its depreciated net book value of approximately $7.2 million, which is believed to approximate fair value. Cox is now the sole occupant of its headquarters building. Rent for 2003 was approximately $11.2 million. Prior to 2003, related rent and occupancy expense was allocated based on occupied space, and for the years ended December 31, 2002 and 2001, was approximately $7.4 million and $7.2 million, respectively.

•	From 1997 through 2002, Cox entered into a series of local joint ventures with Cox Interactive Media, Inc., an indirect wholly owned subsidiary of CEI, to develop, operate and promote advertising supported local Internet content, or “City Sites”, in the markets where Cox operates cable television systems featuring high-speed Internet access. Cox contributed approximately $41.1 million in the aggregate to the joint ventures for the period from inception through May 31, 2002 to fund its share of operating costs. During 2002, Cox and Cox Interactive Media agreed to terminate the relationship and entered into a transition services agreement under which Cox paid Cox Interactive Media approximately $7.0 million to continue to operate Cox’s city sites during a transition period. The joint venture entities were dissolved as of December 31, 2002, and pursuant to a separate agreement dated December 31, 2002, Cox purchased certain assets used in the operation of the City Sites for insignificant cash consideration. Cox will use those assets to develop the City Sites as part of Cox High Speed Internet service. Cox Interactive Media agreed to reimburse Cox approximately $0.2 million for certain expenses incurred in connection with obtaining certain software licenses related to the City Sites.

•	In connection with CEI’s sale of shares of Cox Class A common stock to two private investors in 2001, Cox entered into agreements providing the two private investors with certain demand and piggyback registration rights. CEI has agreed to pay all fees and expenses associated with Cox’s performance under these registration rights agreements.

•	In September 2002, Cox and CEI amended their tax allocation agreement to provide that if one of CEI or Cox has overpaid its taxes and the other has underpaid, the underpaid taxpayer may apply the overpayment to its taxes if such credit is permitted by the respective tax authority. The underpaid party will be obligated to immediately repay the borrowed amount to the overpaid party, to pay interest from the effective date of the credit until repayment, and to bear any other expenses incurred. The underpaid party will indemnify the overpaid party if subsequent tax adjustments cause any detriment to the overpaid party as a result of use of the credit by the underpaid party. For the tax year 2001, Cox overpaid, and CEI underpaid, its estimated federal income taxes. Pursuant to the amended agreement, on September 3, 2002, $20.0 million of Cox’s overpayment of its 2001 federal income taxes was applied to CEI’s 2001 federal income taxes, and CEI contemporaneously paid Cox $20.0 million, plus interest.

Recent Developments

      In accordance with the terms of the indenture governing Cox’s convertible senior notes due 2021, Cox became obligated to purchase for cash convertible notes tendered and not withdrawn before the close of business on February 23, 2004. Cox repurchased $19.0 million aggregate principal amount at maturity of the convertible notes that had been properly tendered and not withdrawn, for aggregate cash consideration of $13.9 million, which represented the accreted value of the repurchased notes. As a result, no convertible notes remain outstanding. Cox used commercial paper borrowings to fund the repurchase of the tendered convertible notes.

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

Intangible Assets

      On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Cox’s indefinite lived intangible assets are comprised of cable franchise value, which Cox obtained through acquisitions of cable systems.

      Based on the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, Cox determined that the unit of accounting for testing franchise value for impairment resides at the cable system cluster level, consistent with Cox’s management of its business as geographic clusters. Cox assesses franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measures the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. Upon adoption of SFAS No. 142, Cox determined that no impairment of franchise value intangible assets existed as of January 1, 2002. In completing subsequent impairment tests in accordance with SFAS No. 142, Cox considers the guidance in EITF Issue No. 02-17, which was issued in October 2002. When applying the guidance in EITF Issue No. 02-17, Cox considers assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 2003 impairment test in accordance with SFAS No. 142 resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Consolidated Statement of Operations. Cox completed its next impairment test in accordance with SFAS No. 142 in August 2003. The August 2003 test indicated no impairment of franchise value.

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

Income Tax Estimates

      Cox evaluates its effective tax rates regularly and adjusts rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which Cox operates, among other factors. Certain of Cox’s deferred tax assets are comprised of loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income Cox will ultimately generate in the future, as well as other factors. Based on Cox’s estimate of future taxable income there are no potential limitations to the utilization of these deferred tax assets, and therefore, no valuation allowance has been recorded. Tax liabilities are recorded based on Cox’s assessment of the risk of loss in accordance with SFAS No. 5 to address potential exposures involving tax positions it has taken that could be challenged by taxing authorities, based on the information available at the time of the assessment. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Cox believes its estimate of tax liabilities is a critical accounting estimate as it contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may result in tax liabilities that may be greater or less than the amount that Cox has currently accrued.

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

      During 2003, Cox made changes to its assumptions related to the discount rate and the rate of compensation increase for salary-related plans. Cox consults with its independent actuaries when selecting each of these assumptions.

      In selecting the discount rate, Cox considers fixed-income security yields, specifically AA-rated corporate bonds, as rated by Moody’s Investor Services. At December 31, 2003, Cox decreased the discount rate for its plans from 6.75% to 6.25% as a result of decreased yields for AA-rated corporate bonds.

      In projecting the rate of compensation increase, Cox considers past experience in light of movements in inflation rates. At December 31, 2003, Cox decreased the rate of compensation increase from 4.5% to 4.0% for its plans.

      In estimating the expected return on plan assets, Cox considers past performance and future expectations for the types of investments held by the plan, as well as the expected long-term allocation of plan assets to these investments. At December 31, 2003, Cox made no change in the expected 9.0% return on plan assets, as historical returns continue to support a 9.0% expected return.

      In selecting the rate of increase in the per capita cost of covered health care benefits, Cox considers past performance and forecasts of future health care cost trends. At December 31, 2003, Cox made no change in the expected weighted-average annual assumed rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) for retirees, which is 10.0% in 2004, gradually decreasing to 5.0% by the year 2009, and remaining level thereafter.

      A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. For additional information regarding pension and other postretirement benefits see Note 11. “Retirement Plans” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

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

      On January 1, 2003, Cox adopted Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. Guarantors are also required to meet expanded disclosure obligations. The adoption of Interpretation No. 45 did not have a material impact on Cox’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on Cox’s results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on Cox’s results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. Cox currently consolidates a 75% majority-owned interest in a limited-life partnership. The estimated liquidation value of the 25% minority interest is approximately $229.0 million as of December 31, 2003. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on Cox’s results of operations or financial position.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting

for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The additional disclosure requirements are included in Note 11. “Retirement Plans” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

Inflation

      Cox believes its operations are not materially affected by inflation.

Caution Concerning Forward-Looking Statements

      This Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning Cox’s outlook for the future and information about Cox’s strategic plans and objectives, expectations as to subscriber and revenue growth, anticipated rates of subscriber penetration, capital expenditures and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from those in the forward-looking statements, and may be affected by known and unknown risks, uncertainties and other factors. Many of these risks and uncertainties have been discussed in Cox’s prior filings with the SEC. Factors to consider in connection with any of Cox’s forward-looking statements include, but are not limited to:

•	Cox’s ability to implement successfully Cox’s growth strategies and the level of success of Cox’s operating initiatives, including future expenditures on capital projects, terms and availability of capital, the actual level of revenue growth, adverse changes in the price of telephony interconnection or cable programming and disruptions in the supply of services and equipment. In addition, material changes in the cost of equipment or significant unanticipated capital expenditures could disrupt Cox’s business plan and adversely affect Cox’s business operations.

•	Trends in Cox’s businesses, particularly trends in the market for existing and new communications services and changes in Cox’s business strategy and development plans.

•	Cox’s ability to increase penetration in existing markets, as well as those Cox enters through acquisitions or other business combinations, including Cox’s ability to control costs and maintain high standards of customer service, the extent to which consumer demand for video, data and telephony services increases, subscriber availability, retention and growth, subscriber demand and competition.

•	Cox’s ability to generate sufficient cash flow to meet its debt service obligations and to finance ongoing operations. Cox operates with a significant level of indebtedness. Cash generated from operating activities and borrowing has been sufficient to fund Cox’s debt service, working capital obligations and capital expenditure requirements. Cox believes that it will continue to generate cash and obtain financing sufficient to meet these requirements. However, if Cox were unable to meet these requirements, Cox would have to consider refinancing its indebtedness or obtaining new financing. Although in the past Cox has been able to refinance its indebtedness and obtain new financing, there can be no assurance that Cox will be able to do so in the future or that, if Cox were able to do so, the terms available would be acceptable to Cox. In addition, Cox must manage exposure to interest rate risk due to variable rate debt instruments.

•	Competition from alternative methods of receiving and distributing signals and from other sources of news, information and entertainment, such as newspapers, movie theaters, online computer services and home video products. Because Cox’s franchises are generally non-exclusive, there is potential for competition from other operators of cable systems and other distribution systems capable of delivering programming to homes or businesses, including direct broadcast satellite systems and multichannel multipoint distribution services. In addition, Cox faces general competitive factors, such as the introduction of new technologies (such as Internet-based services), changes in prices or demand for Cox’s products as a result of competitive actions or economic factors and competitive pressures within the broadband communications industry.

•	Cox’s ability to obtain the necessary FCC, as well as state and local, authorizations for new services, and Cox’s response to adverse regulatory changes. The cable industry is subject to extensive regulation by federal, local and, in some instances, state governmental agencies. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. As a result, it is not possible to predict the effect that ongoing developments might have on the broadband communications industry or on Cox’s operations.

•	Cox’s ability to limit the increases in its programming costs and maintain successful relationships with its programmers. In recent years the cable industry has experienced a rapid escalation in the cost of programming. Cox’s cable programming services are dependent upon its ability to procure programming that is attractive to Cox’s customers at reasonable rates. Programming costs may continue to escalate and Cox may not be able to pass programming cost increases on to its customers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Cox has estimated the fair value of its financial instruments as of December 31, 2003 and 2002 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange. Please refer to Note 2. “Summary of Significant Accounting Policies” and Note 9. “Derivative Instruments and Hedging Activities” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” for detailed disclosures regarding Cox’s objectives, general strategy and the nature of derivative financial instruments that Cox uses to manage its exposure to market risk.

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

      The fair value of interest rate swaps used for hedging purposes was approximately $61.2 million and $112.1 million at December 31, 2003 and 2002, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements on those respective dates. Cox is exposed to interest rate volatility with respect to these variable-rate instruments when they are issued and outstanding.

      The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at December 31, 2003 and 2002 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at December 31, 2003 and 2002 are as follows:

	December 31, 2003			December 31, 2002

			Fair Value (1%			Fair Value (1%
	Carrying	Fair	Decrease in	Carrying	Fair	Decrease in
	Value	Value	Interest Rates)	Value	Value	Interest Rates)

	(Millions of Dollars)
Fixed-rate notes and debentures	$6,683.4	$7,323.0	$7,760.8	$5,978.6	$6,386.5	6,432.8
Exchangeable subordinated debentures	26.1	35.6	38.9	1,296.1	1,409.1	1,637.6

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COX COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2003	2002

	(Thousands of Dollars)
Assets
Current assets
Cash	$83,841	$228,704
Accounts and notes receivable, less allowance for doubtful accounts of $26,175 and $33,607	370,832	354,928
Amounts due from Cox Enterprises, Inc. (CEI)	—	21,109
Other current assets	131,106	277,531

Total current assets	585,779	882,272

Net plant and equipment	7,907,561	7,793,178
Investments	109,380	397,435
Intangible assets	15,697,495	15,724,288
Other noncurrent assets	117,361	218,166

Total assets	$24,417,576	$25,015,339

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$778,708	$727,877
Other current liabilities	450,553	226,425
Current portion of long-term debt	48,344	393,040
Amounts due to CEI	3,980	—

Total current liabilities	1,281,585	1,347,342

Deferred income taxes	6,388,970	6,750,635
Other noncurrent liabilities	164,070	175,912
Long-term debt, less current portion	6,963,456	6,922,957

Total liabilities	14,798,081	15,196,846

Commitments and contingencies (Note 17)
Minority interest in equity of consolidated subsidiaries	139,519	133,403
Shareholders’ equity
Series A preferred stock — liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 4,836,372	4,836	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 598,481,602 and 598,076,894; shares outstanding: 592,958,582 and 592,567,757	598,482	598,077
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	4,545,635	4,549,029
Retained earnings	4,500,621	4,638,422
Accumulated other comprehensive income	15,548	79,465
Class A common stock in treasury, at cost: 5,523,020 and 5,509,137 shares	(212,744)	(212,337)

Total shareholders’ equity	9,479,976	9,685,090

Total liabilities and shareholders’ equity	$24,417,576	$25,015,339

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2003	2002	2001

	(Thousands of Dollars, excluding share data)
Revenues
Residential
Video	$3,658,917	$3,439,755	$3,184,786
Data	870,628	575,231	277,921
Telephony	469,920	343,227	211,270
Other	86,903	72,254	89,264

Total residential revenues	5,086,368	4,430,467	3,763,241
Commercial	287,676	230,067	152,383
Advertising	384,824	378,064	337,579

Total revenues	5,758,868	5,038,598	4,253,203
Costs and expenses
Cost of services (excluding depreciation)	2,391,310	2,112,155	1,868,303
Selling, general and administrative expenses	1,250,686	1,147,204	963,942
Depreciation and amortization	1,530,475	1,357,906	1,539,211
(Gain) loss on sale and exchange of cable systems	(469)	3,916	—

Operating income (loss)	586,866	417,417	(118,253)
Interest expense	(467,753)	(549,858)	(565,934)
(Loss) gain on derivative instruments, net	(22,567)	1,125,588	(211,963)
Gain (loss) on investments, net	165,194	(1,317,158)	1,151,172
Equity in net losses of affiliated companies	(13,073)	(32,175)	(40,043)
Loss on extinguishment of debt	(450,069)	(787)	—
Other, net	(3,557)	(5,080)	(11,882)

(Loss) income before income taxes, minority interest and cumulative effect of change in accounting principle	(204,959)	(362,053)	203,097
Income tax (benefit) expense	(73,274)	(125,286)	94,039

(Loss) income before minority interest and cumulative effect of change in accounting principle	(131,685)	(236,767)	109,058
Minority interest, net of tax	(6,116)	(37,272)	(71,147)

(Loss) income before cumulative effect of change in accounting principle	(137,801)	(274,039)	37,911
Cumulative effect of change in accounting principle, net of tax	—	—	717,090

Net (loss) income	$(137,801)	$(274,039)	$755,001

Share data
Basic net (loss) income per share Basic weighted-average shares outstanding	620,327,304	608,293,490	600,365,787
(Loss) income before cumulative effect of change in accounting principle	$(0.22)	$(0.45)	$0.06
Cumulative effect of change in accounting principle, net of tax	—	—	1.20

Basic net (loss) income per share	$(0.22)	$(0.45)	$1.26

Diluted net (loss) income per share
Diluted weighted-average shares outstanding	620,327,304	608,293,490	608,816,689
(Loss) income before cumulative effect of change in accounting principle	$(0.22)	$(0.45)	$0.06
Cumulative effect of change in accounting principle, net of tax	—	—	1.18

Diluted net (loss) income per share	$(0.22)	$(0.45)	$1.24

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Class A
						Accumulated	Common
	Series A	Common Stock		Additional		Other	Stock in
	Preferred			Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income	at Cost	Total	Income (Loss)

	(Thousands of Dollars)
December 31, 2000	$4,836	$577,726	$27,598	$3,872,726	$4,157,460	$787,816	$(211,889)	$9,216,273
Net income					755,001			755,001	$755,001

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		767		18,431				19,198
Change in net accumulated unrealized gain on securities, net of tax									(120,721)
Cumulative effect of change in accounting principle, net of tax									(193,960)

Other comprehensive loss						(314,681)		(314,681)	(314,681)

Comprehensive income									$440,320

December 31, 2001	4,836	578,493	27,598	3,891,157	4,912,461	473,135	(211,889)	9,675,791
Net loss					(274,039)			(274,039)	$(274,039)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		846		26,611				27,457
Issuance of stock for settlement of FELINE PRIDES		18,738		631,261				649,999
Shares surrendered in connection with vesting of restricted stock							(448)	(448)
Change in net accumulated unrealized gain on securities, net of tax						(393,670)		(393,670)	(393,670)

Other comprehensive loss									(393,670)

Comprehensive loss									$(667,709)

December 31, 2002	4,836	598,077	27,598	4,549,029	4,638,422	79,465	(212,337)	9,685,090
Net loss					(137,801)			(137,801)	$(137,801)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		405		8,381				8,786
Shares surrendered in connection with vesting of restricted stock							(407)	(407)
Assumption of post-retirement medical plan obligation from CEI, net of tax				(11,775)				(11,775)
Change in net accumulated unrealized gain on securities, net of tax						(63,917)		(63,917)	(63,917)

Other comprehensive loss									(63,917)

Comprehensive loss									$(201,718)

December 31, 2003	$4,836	$598,482	$27,598	$4,545,635	$4,500,621	$15,548	$(212,744)	$9,479,976

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2003	2002	2001

	(Thousands of Dollars)
Cash flows from operating activities
Net (loss) income	$(137,801)	$(274,039)	$755,001
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,530,475	1,357,906	1,539,211
(Gain) loss on sale of cable systems	(469)	3,916	—
Deferred income taxes	(333,379)	194,370	(306,814)
Loss (gain) on derivative instruments, net	22,567	(1,125,588)	211,963
(Gain) loss on investments, net	(165,194)	1,317,158	(1,151,172)
Equity in net losses of affiliated companies	13,073	32,175	40,043
Loss on extinguishment of debt	450,069	787	—
Minority interest, net of tax	6,116	37,272	71,147
Other, net	108,698	182,321	93,229
Cumulative effect of change in accounting principle, net of tax	—	—	(717,090)
(Increase) decrease in accounts and notes receivable	(15,922)	52,918	848
Decrease (increase) in other assets	41,328	60,502	(78,315)
Increase (decrease) in accounts payable and accrued liabilities	22,650	99,805	(30,363)
Increase (decrease) in taxes payable	332,175	(161,197)	328,541
(Decrease) increase in other liabilities	(6,415)	(5,467)	42,539

Net cash provided by operating activities	1,867,971	1,772,839	798,768

Cash flows from investing activities
Capital expenditures	(1,561,331)	(1,932,416)	(2,205,451)
Investments in affiliated companies	(22,270)	(18,800)	(53,991)
Proceeds from the sale and exchange of investments	246,417	1,345,952	1,316,192
Decrease (increase) in amounts due from CEI	21,109	(7,864)	(7,437)
Proceeds (payments) for the sale (purchase) of cable systems	822	12,574	(1,495)
Other, net	(3,883)	(7,616)	(1,160)

Net cash used in investing activities	(1,319,136)	(608,170)	(953,342)

Cash flows from financing activities
Commercial paper borrowings (repayments), net	300,941	(727,384)	(801,385)
Proceeds from issuance of debt, net of debt issuance costs	1,330,750	985,546	1,405,887
Repayment of debt	(2,310,074)	(704,951)	(386,728)
Redemption of preferred securities of subsidiary trust	—	(502,610)	—
Proceeds from the exercise of stock options	6,768	24,291	10,595
Increase in amounts due to CEI, net	3,980	—	—
Distributions paid on capital and preferred securities of subsidiary trusts	—	(47,764)	(75,955)
Payment to repurchase remarketing option	(43,734)	(25,951)	—
Other, net	17,671	(24,002)	10,578

Net cash (used in) provided by financing activities	(693,698)	(1,022,825)	162,992

Net (decrease) increase in cash	(144,863)	141,844	8,418
Cash at beginning of period	228,704	86,860	78,442

Cash at end of period	$83,841	$228,704	$86,860

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

      Cox Communications, Inc., an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is a multi-service broadband communications company serving approximately 6.6 million customers nationwide. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.

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

Allowance for Doubtful Accounts

      The allowance for doubtful accounts represents Cox’s best estimate of probable losses in the accounts and notes receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

	Balance at	Charged to	Write-offs,
	Beginning of	Costs and	Net of	Balance at End
Year Ended December 31	Period	Expenses	Recoveries	of Period

	(Thousands of Dollars)
2002	$33,514	$87,447	$87,354	$33,607
2003	33,607	74,150	81,582	26,175

Plant and Equipment

      Plant and equipment are stated at cost less accumulated depreciation. Additions to cable plant generally include material, labor and indirect costs. Depreciation is computed using the straight-line method over estimated useful lives as follows: 20 years for buildings and building improvements; three to 12 years for cable systems; and three to 10 years for other plant and equipment. Depreciation expense was $1.5 billion, $1.4 billion, and $1.2 billion for the years ended December 31, 2003, 2002 and 2001, respectively. Cox evaluates the depreciation periods of plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

      The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include all direct labor and materials as well as certain indirect costs. The amount of indirect costs that are capitalized, which include employee benefits, warehousing and transportation costs, are estimated based on historical construction costs. Cox performs semi-annual evaluations of these estimates and any changes to the estimates, which may be significant, are included prospectively in the period in which the evaluations are completed. Costs associated with subsequent installations of

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

additional services are capitalized to the extent that they are incremental and directly attributable to the installation of expanded services; costs associated with subsequent disconnection and reconnecting services to existing customers are charged to operating expense as incurred.

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

      Investments in publicly traded entities are classified as available-for-sale or trading under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at their fair value, with unrealized gains and losses resulting from changes in fair value of available-for-sale securities between measurement dates recognized as a component of accumulated other comprehensive income. Realized losses for any decline in market value of available-for-sale securities considered to be other than temporary are recognized in earnings. Realized gains and losses on investments sold or impaired are recognized using the first-in first-out method. Unrealized gains and losses resulting from changes in fair value of trading securities are recognized in earnings. See Note 5. “Investments.”

Intangible Assets

      On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. Cox evaluated its intangible assets and determined certain intangible assets to have indefinite useful lives. Accordingly, on January 1, 2002 Cox discontinued the amortization of intangible assets with indefinite lives, which consist primarily of franchise value. At December 31, 2003, the weighted-average remaining useful life of intangible assets that are being amortized is nine years. See Note 4. “Intangible Assets.”

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

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

not recoverable. For long-lived assets to be held and used, Cox recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Income Taxes

      Cox provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income taxes reflect the net tax effect on future years of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. Valuation allowances reduce deferred tax assets to an amount that represents management’s best estimate of such deferred tax assets that more likely than not will be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. See Note 6. “Income Taxes.”

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

      All other revenue is accounted for in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. In accordance with SAB No. 101, revenue from advertising sales is recognized as the advertising is transmitted over Cox’s broadband network. Revenue derived from other sources, including commercial data and telephony, is recognized as services are provided, as persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable and collectability is reasonably assured.

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

Pension, Postretirement and Postemployment Benefits

      Cox provides defined pension benefits to substantially all employees based on years of service and compensation during those years. Prior to January 2003, Cox provided certain health care and life insurance benefits to substantially all eligible retirees through certain CEI plans. In January 2003, Cox adopted its own post-retirement medical plan to provide benefits to substantially all eligible Cox retirees. No change was made to the CEI program that has provided, and continues to provide, life insurance coverage to eligible Cox retirees. Expense related to the CEI plans is allocated to Cox through the intercompany account. The amount of the allocations is based on actuarial determinations of the effect of Cox employees’ participation in the plans. See Note 11. “Retirements Plans.”

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Stock Compensation Plans

      At December 31, 2003, Cox had two stock-based compensation plans for employees, a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP), which are more fully described in Note 12. “Stock Compensation Plans.” Cox accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Further, the ESPP qualifies as a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized for ESPP awards.

      The following table illustrates the effect on net (loss) income and (loss) earnings per share if Cox had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended December 31

	2003	2002	2001

	(Thousands of Dollars, excluding per share data)
Net (loss) income, as reported	$(137,801)	$(274,039)	$755,001
Add: Stock-based compensation, as reported	—	—	—
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(22,859)	(18,902)	(14,824)

Pro forma net (loss) income	$(160,660)	$(292,941)	$740,177
(Loss) earnings per share:
Basic (loss) earnings per share — as reported	$(0.22)	$(0.45)	$1.26
Basic (loss) earnings per share — pro forma	(0.26)	(0.48)	1.23

Diluted (loss) earnings per share — as reported	$(0.22)	$(0.45)	$1.24
Diluted (loss) earnings per share — pro forma	(0.26)	(0.48)	1.22

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

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      On January 1, 2003, Cox adopted Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. Guarantors are also required to meet expanded disclosure obligations. The adoption of Interpretation No. 45 did not have a material impact on Cox’s financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on Cox’s results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on Cox’s results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. Cox currently consolidates a 75% majority-owned interest in a limited-life partnership. The estimated liquidation value of the 25% minority interest is approximately $229.0 million as of December 31, 2003. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on Cox’s results of operations or financial position.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The additional disclosure requirements are included in Note 11. “Retirement Plans.”

Reclassifications

      Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified for comparative purposes with 2003.

3.	Cash Management System

      Cox participates in CEI’s cash management program, whereby CEI transfers funds from Cox’s depository accounts and transfers funds to financial institutions upon daily notification of checks presented for payment. Book overdrafts of $84.5 million and $66.8 million existed at December 31, 2003 and 2002, respectively, as a result of checks outstanding. These book overdrafts are reclassified as accounts payable and are considered financing activities in the Consolidated Statements of Cash Flows.

4.	Intangible Assets

      Cox constructs and operates its cable systems under non-exclusive cable franchises that are granted by state or local governmental authorities for varying lengths of time. As of December 31, 2003, Cox held 855 franchises in areas located throughout the United States. Cox obtained these franchises primarily through acquisitions of cable systems accounted for as purchase business combinations. These acquisitions have primarily been for the purpose of acquiring existing franchises and related infrastructure and, as such, the primary asset acquired by Cox has historically been cable franchises.

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

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      In addition, Cox assessed the expected useful life of each of its cable franchises upon adoption of SFAS No. 142, and concluded that all of its cable franchises have an indefinite useful life. Accordingly, Cox ceased amortizing its franchise value effective January 1, 2002. Cox reached its conclusion regarding the indefinite useful life of its cable franchises principally because (i) there are no legal, regulatory, contractual, competitive, economic, or other factors limiting the period over which these rights will continue to contribute to Cox’s cash flows (ii) Cox has never had a cable franchise right revoked, and has never been denied a franchise renewal (iii) as an incumbent franchisee, Cox’s renewal applications are granted by the local franchising authority on their own merits and not as part of a comparative process with competing applications and (iv) under the 1984 Cable Act, a local franchising authority may not unreasonably withhold the renewal of a cable system franchise. Cox will continue to reevaluate the expected life of its cable franchise rights each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

      In completing subsequent impairment tests in accordance with SFAS No. 142, Cox considers the guidance in EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002. When applying the guidance in EITF Issue No. 02-17, Cox considers assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 2003 impairment test in accordance with SFAS No. 142 resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Consolidated Statement of Operations. Cox completed its next impairment test in accordance with SFAS No. 142 in August 2003. The August 2003 test indicated no impairment of franchise value.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Had Cox been accounting for intangible assets under SFAS No. 142 for all periods presented, Cox’s reported (loss) income before cumulative effect in change in accounting principle, net (loss) income and net (loss) income per share would have been as follows:

	Year Ended December 31

	2003	2002	2001

	(Thousands of Dollars,
	excluding per share data)
Reported (loss) income before cumulative effect of change in accounting principle	$(137,801)	$(274,039)	$37,911
Franchise value amortization, net of tax	—	—	250,214

Adjusted (loss) income before cumulative effect of change in accounting principle	(137,801)	(274,039)	288,125
Cumulative effect of change in accounting principle	—	—	717,090

Adjusted net (loss) income	$(137,801)	$(274,039)	$1,005,215

Basic net (loss) income per share:
Reported (loss) income before cumulative effect of change in accounting principle	$(0.22)	$(0.45)	$0.06
Add back franchise value amortization, net of tax	—	—	0.42

Adjusted (loss) income before cumulative effect of change in accounting principle	(0.22)	(0.45)	0.48
Cumulative effect of change in accounting principle	—	—	1.20

Adjusted basic net (loss) income per share	$(0.22)	$(0.45)	$1.68

Diluted net (loss) income per share:
Reported (loss) income before cumulative effect of change in accounting principle	$(0.22)	$(0.45)	$0.06
Add back franchise value amortization, net of tax	—	—	0.41

Adjusted (loss) income before cumulative effect of change in accounting principle	(0.22)	(0.45)	0.47
Cumulative effect of change in accounting principle	—	—	1.18

Adjusted diluted net (loss) income per share	$(0.22)	$(0.45)	$1.65

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

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Summarized below are the carrying value and accumulated amortization of intangible assets that will continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets, which will no longer be amortized:

	December 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(Thousands of Dollars)
Intangible assets subject to amortization	$58,526	$21,855	$36,671	$47,095	$15,788	$31,307
Franchise value			$15,660,824			$15,692,981

Total intangible assets			$15,697,495			$15,724,288

      Aggregate intangible asset amortization expense was $5.7 million for the year ended December 31, 2003. Cox estimates amortization expense to be $3.7 million in 2004, $3.1 million in 2005, $2.3 million in 2006, $2.2 million in 2007 and $2.0 million in 2008, primarily related to contractual rights and other agreements. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

5.	Investments

	December 31

	2003	2002

	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$66,376	$262,939
Trading securities	—	85,410
Derivative instruments	1,269	6,137
Equity method investments	31,088	31,714
Investments stated at cost	10,647	11,235

Total Investments	$109,380	$397,435

Investments Stated at Fair Value

      The aggregate cost of Cox’s investments stated at fair value at December 31, 2003 and 2002 was $42.5 million and $175.0 million, respectively. Gross unrealized gains on investments were $25.3 million at December 31, 2003, and gross unrealized gains and losses on investments were $129.6 million and $0.4 million, respectively, at December 31, 2002. Gross realized gains and losses on investments were $181.8 million and $16.7 million, respectively, for the year ended December 31, 2003; $112.0 million and $1.4 billion, respectively, for the year ended December 31, 2002; and $1.3 billion and $188.0 million, respectively, for the year ended December 31, 2001.

      Sprint PCS. Sprint Corporation offers personal communications services through its PCS group. In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock — Series 2. These prepaid forward contracts were hybrid instruments, comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative. In contemplation of this transaction, Cox recognized a $239.3 million pre-tax gain associated with a one-time reclassification of the 19.5 million shares of Cox’s investment in Sprint PCS common stock from available-for-sale securities to trading securities upon adoption of SFAS No. 133.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      In April 2003, Cox sold its Sprint PCS warrants, which were exercisable for approximately 6.3 million shares of Sprint PCS common stock, for nominal consideration. Cox recognized a pre-tax loss of $0.4 million as a result of the sale.

      In June 2003, Cox sold 32.9 million shares of Sprint PCS common stock for aggregate net proceeds of approximately $161.7 million. Cox recognized an aggregate pre-tax gain of $97.2 million on the sale of these shares.

      In August 2003, Cox terminated its series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. In connection with the termination, Cox sold the 19.5 million shares of Sprint PCS common stock, which had been pledged to secure its obligations pursuant to these prepaid forward contracts and were classified as trading. Cox recognized a pre-tax loss of approximately $29.5 million as a result of this termination. See Note 7. “Debt” for a discussion of the accounting for the termination of these prepaid forward contracts.

      In September 2003, Cox sold 13.9 million shares of Sprint PCS common stock for aggregate net proceeds of approximately $84.7 million. Cox recognized an aggregate pre-tax gain of $57.3 million on the sale of these shares.

      At December 31, 2003, Cox’s investment in Sprint PCS was comprised of 0.3 million shares of Sprint PCS common stock and 0.1 million shares of convertible preferred stock which are convertible into approximately 4.0 million shares of Sprint PCS common stock. The estimated fair value of Cox’s investment in Sprint PCS was $59.9 million and $349.2 million at December 31, 2003 and December 31, 2002, respectively.

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

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Cox was entitled to warrants to purchase two shares of Excite@Home Series A common stock for each home its cable systems passed as of March 28, 2000, subject to adjustment under certain circumstances.

      Cox also received the right, under certain circumstances, to sell its shares in Excite@Home to AT&T, with a maximum amount payable to Cox of approximately $1.4 billion in cash or shares of AT&T common stock, as elected by Cox. In January 2001, Cox exercised its right to sell Excite@Home shares to AT&T. After further discussion, in May 2001, AT&T issued 75.0 million shares of AT&T common stock to Cox, Cox retained its Excite@Home common stock and Cox’s right to sell its Excite@Home shares to AT&T was deemed satisfied in full. Cox recognized a $307.4 million pre-tax gain in the second quarter of 2001 associated with the deemed satisfaction of the right-to-sell agreement.

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

      Motorola, Inc. Motorola provides integrated communications solutions and embedded electronic solutions, including end-to-end systems for the delivery of interactive digital video, voice and high-speed data solutions for broadband operators. During 2000 and 2001, Cox acquired shares of Motorola common stock through the exercise of warrants. In June 2002, Cox sold its remaining 1.7 million shares of Motorola common stock for aggregate net proceeds of approximately $24.5 million and recognized aggregate pre-tax loss of $1.5 million.

Equity Method Investments

      Discovery Communications, Inc. The principal businesses of Discovery are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe and the retail businesses of Discovery.com. In 2000, Cox ceased applying the equity method on its investment in Discovery as Cox’s cumulative proportionate share of equity in net losses

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

exceeded the carrying amount of the investment. In 2001, Cox funded Discovery with an additional contribution of $23.9 million, however, since previously unrecognized equity in net losses exceeded the amount of the additional funding, Cox recognized equity in net losses on its investment in Discovery of $23.9 million. In September 2002, Cox received a $27.1 million partial return on its investment from Discovery. Since Cox’s carrying value of its investment in Discovery had been reduced to zero, this resulted in a pre-tax gain of $27.1 million. As of December 31, 2003, Cox has not resumed applying the equity method on its investment in Discovery, as Cox’s proportionate share of equity in net income has not exceeded its share of net losses not recognized during the period in which the equity method has been suspended.

      Outdoor Life/ Speedvision. In July 2001, Cox sold its equity interests in Outdoor Life Network L.L.C., Speedvision Network, L.L.C. and Cable Network Services, L.L.C. to Fox Sports, L.L.C. and Fox Sports CNS, L.L.C. for an aggregate cash purchase price of $439.7 million and recognized a pre-tax gain of $436.1 million.

      Summarized combined financial information for all equity method investments and Cox’s proportionate share (determined using Cox’s ownership interest in each investment) for 2003, 2002 and 2001 is as follows:

	Combined Financial Information			Cox’s Proportionate Share
	Year Ended December 31			Year Ended December 31

	2003	2002	2001	2003	2002	2001

	(Thousands of Dollars)
Revenues	$2,291,103	$2,069,282	$1,940,486	$547,304	$477,294	$494,591
Operating income (loss)	278,283	(182,194)	(139,236)	71,971	(48,967)	(38,791)
Net income (loss)	18,309	(196,479)	(184,127)	7,450	(49,341)	(50,106)

	Combined Financial
	Information
	December 31

	2003	2002

	(Thousands of Dollars)
Current assets	$1,001,136	$702,293
Noncurrent assets	2,351,827	2,762,644
Current liabilities	1,644,316	893,331
Noncurrent liabilities	2,052,011	3,405,987

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

Other

      Cox has several other fair value, equity and cost method investments that are not, individually or in the aggregate, significant in relation to the Consolidated Balance Sheets at December 31, 2003 and 2002.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

6.	Income Taxes

      Current and deferred income tax (benefits) expenses are as follows:

	Year Ended December 31

	2003	2002	2001

	(Thousands of Dollars)
Current
Federal	$258,998	$(324,171)	$408,770
State	1,107	4,515	(7,917)

Total current	260,105	(319,656)	400,853

Deferred
Federal	(323,406)	183,059	(199,731)
State	(9,973)	11,311	(107,083)

Total deferred	(333,379)	194,370	(306,814)

Net income tax (benefit) expense	$(73,274)	$(125,286)	$94,039

      The difference between net income tax expense and income taxes expected at the U.S. statutory federal income tax rate of 35% are as indicated below:

	Year Ended December 31

	2003	2002	2001

	(Thousands of Dollars)
Federal tax (benefit) expense at statutory rates on income before income taxes	$(71,735)	$(126,719)	$71,087
State income (benefit) taxes, net of federal benefit	(5,763)	10,288	(8,593)
Tax basis adjustment in equity investment	6,648	—	—
Dividends received deduction	(407)	(7,083)	(407)
Amortization of acquisition adjustments	—	—	33,575
Other, net	(2,017)	(1,772)	(1,623)

Net income tax (benefit) expense	$(73,274)	$(125,286)	$94,039

      Significant components of Cox’s net deferred tax liability are as follows:

	December 31

	2003	2002

	(Thousands of Dollars)
Plant and equipment	$(1,363,762)	$(1,138,701)
Intangible assets	(4,759,863)	(4,660,872)
Investments	(257,776)	(345,138)
Derivative instruments	(37,422)	(592,829)
Other, net	64,246	(2,905)

	(6,354,577)	(6,740,445)
Less current portion	34,393	10,190

Net deferred tax liability	$(6,388,970)	$(6,750,635)

      Cox is currently subject to various federal and state income tax audits. Cox does not believe that current income tax audits will have a material impact on its financial statements.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      As of December 31, 2003, Cox had net operating loss carryforwards under the laws of various state jurisdictions in which it operates in the amount of $56.0 million. These net operating loss carryforwards expire on various dates through 2022. Cox believes that these net operating loss carryforwards will be utilized within the allowable periods.

7.	Debt

	December 31

	2003	2002

	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	302,283	—
Medium-term notes	364,359	391,274
Notes and debentures	6,078,904	5,352,489
Exchangeable Subordinated Debentures due November 15, 2029	7,846	671,809
Exchangeable Subordinated Debentures due March 14, 2030	107	122,346
Exchangeable Subordinated Discount Debentures due April 19, 2020	18,185	501,915
Zero-coupon debt	—	41,377
Capitalized lease obligations	217,992	219,217
Other	22,124	15,570

	7,011,800	7,315,997
Less current portion	48,344	393,040

Total long-term debt	$6,963,456	$6,922,957

      The exchangeable subordinated debentures and zero-coupon debt are presented net of certain embedded derivative instruments. See Note 9. “Derivative Instruments and Hedging Activities” for a more detailed discussion.

Revolving Credit Agreements

      In June 2003, Cox renewed its 364-day credit agreement, which is now available through June 26, 2004. The 364-day credit agreement also allows Cox to extend the agreement for an additional two years at maturity. The capacity of this credit agreement was reduced from $1.1 billion to $900.0 million. Cox also has a $900.0 million 5-year credit agreement available through September 26, 2005. At Cox’s election, the interest rate on these credit agreements is based on London Interbank Offered Rate (LIBOR), the certificate of deposit rate plus varying percentages or an alternate base rate. These credit agreements also impose a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow, a measure of performance not calculated in accordance with GAAP, and a utilization fee based on the level of borrowings. Cox had no borrowings outstanding under either credit agreement at December 31, 2003 and 2002.

Commercial Paper

      Cox had approximately $302.3 million commercial paper outstanding at December 31, 2003. Cox had no commercial paper outstanding at December 31, 2002. The weighted-average interest rate for outstanding commercial paper was 1.3% for the year ended December 31, 2003. Cox’s commercial paper is backed by amounts available under its revolving credit agreements.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Medium-Term Notes

      At December 31, 2003 and 2002, Cox had outstanding borrowings of $364.4 million and $391.3 million, respectively, under several fixed rate medium-term notes due in varying amounts through 2028 that pay interest in cash at fixed rates ranging from 6.7% to 7.2% per annum.

Notes and Debentures

      Cox had outstanding borrowings under several fixed-rate notes and debentures of approximately $6.1 billion and $5.4 billion at December 31, 2003 and 2002, respectively. The fixed-rate notes and debentures are due in varying amounts through 2028 and pay interest in cash at rates ranging from 3.9% to 7.9% per annum. Also included in notes and debentures is Cox’s convertible senior notes due 2021, as described below.

      2004 Repayments. In accordance with the terms of the indenture governing Cox’s convertible senior notes due 2021, Cox became obligated to purchase for cash convertible notes tendered and not withdrawn before the close of business on February 23, 2004. Cox repurchased $19.0 million aggregate principal amount at maturity of the convertible notes that had been properly tendered and not withdrawn, for aggregate cash consideration of $13.9 million, which represented the accreted value of the repurchased notes. As a result, no convertible notes remain outstanding. Cox used commercial paper borrowings to fund the repurchase of the tendered convertible notes.

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

      In May 2003, Cox issued a series of 4.625% senior notes due 2013 with an aggregate principal amount of $600.0 million, less underwriting discounts and commissions and estimated offering costs of $7.7 million. The 4.625% senior notes mature on June 1, 2013, are unsecured and rank equally with Cox’s other senior unsecured indebtedness. In addition, the 4.625% senior notes may be redeemed by Cox, in whole or in part, at any time prior to maturity at the greater of (x) 100% of the principal amount and (y) the present value of the principal amount and the remaining scheduled interest payments plus a make-whole premium, plus in either case (x) or (y), accrued and unpaid interest. Interest is payable on a semi-annual basis.

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

      In September 2003, Cox issued $750.0 million aggregate principal amount of senior notes, including a series of 3.875% senior notes due 2008 with an aggregate principal amount of $250.0 million and a series of 5.5% senior notes due 2015 with an aggregate principal amount of $500.0 million. After underwriting discount and commissions and estimated offering costs of $9.6 million in aggregate, Cox received net proceeds of approximately $740.4 million. The 3.875% senior notes mature on October 1, 2008 and the 5.5% senior notes mature on October 1, 2015. Both series of senior notes are unsecured and rank equally with Cox’s other senior unsecured indebtedness. In addition, both series of senior notes may be redeemed by Cox, in whole or in part, at any time prior to maturity at the greater of (x) 100% of the principal amount and (y) the present value of

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

the principal amount and the remaining scheduled interest payments plus a make-whole premium, plus in either case (x) or (y), accrued and unpaid interest. Interest on both series is payable on a semi-annual basis.

      In October 2003, Cox repaid its $27.0 million 7.17% medium-term notes due October 1, 2003 upon their maturity.

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

      On November 7, 2002, Cox’s $200.0 million aggregate principal amount of Floating Rate MOPPRS/CHEERS was subject to mandatory tender to the remarketing dealers. However, the remarketing dealers did not elect to remarket the MOPPRS/ CHEERS, and Cox repurchased the MOPPRS/CHEERS on November 7, 2002. The total aggregate consideration paid to repurchase the MOPPRS/CHEERS was $227.2 million, which amount included the remarketing option value paid to the remarketing dealers and accrued interest paid to the holders. Accordingly, Cox recognized a pre-tax extinguishment loss, classified as a component of interest expense, of $27.2 million upon settlement of these securities.

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

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The Premium PHONES, as amended, can be exchanged by the holder based on the market value of the underlying shares for cash. In addition, on or after March 17, 2004, Cox may redeem the Premium PHONES for cash based on the maximum of either the aggregate principal amount or the current market value of the underlying shares, plus accrued and unpaid interest and a final period distribution premium, as defined.

      At maturity, holders of the Premium PHONES are entitled to receive cash equal to the maximum of either the aggregate principal amount or the then exchange market value of the underlying shares plus accrued and unpaid interest and a final period distribution, as defined.

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

      2003 Purchases. In June 2003, Cox purchased $1.3 billion original principal amount of PRIZES and $274.9 million original principal amount of Premium PHONES pursuant to Cox’s tender offers for such securities for aggregate cash consideration of $755.1 million, representing the tender offer consideration plus accrued and unpaid interest for each security. Cox recognized a pre-tax gain of approximately $3.9 million in connection with the purchase of the PRIZES and Premium PHONES. As a result, $14.6 million aggregate original principal amount of PRIZES and $0.1 million aggregate original principal amount of Premium PHONES remain outstanding.

      In September 2003, Cox purchased $1.8 billion original principal amount at maturity of Discount Debentures pursuant to Cox’s tender offer for such securities for aggregate cash consideration of $908.8 million, representing the tender offer consideration and, as applicable, the early tender premium, plus accrued and unpaid interest. Cox recognized a pre-tax loss of approximately $412.8 million in connection with the purchase of the Discount Debentures. As a result, $62.3 million aggregate principal amount at maturity of Discount Debentures remains outstanding.

      The PRIZES, Premium PHONES and Discount Debentures are unsecured, subordinated obligations, ranking junior in right of payment to all of Cox’s existing and future senior indebtedness. These instruments are accounted for as derivative instruments pursuant to SFAS No. 133. See Note 9. “Derivative Instruments and Hedging Activities.”

Zero-Coupon Debt

      In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock with an aggregate fair value as of the respective trade dates of $502.0 million for proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. These contracts matured at various dates between 2004 and 2006 and, at Cox’s election, could be settled in cash or shares of

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Sprint PCS common stock. Cox accounted for these contracts as zero-coupon debt instruments and was accreting the $112.6 million original issue discount through the respective contract maturity dates using the effective interest method. In August 2003, Cox terminated its series of prepaid forward contracts and the zero-coupon debt was extinguished upon the termination. In connection with the termination, Cox sold the 19.5 million shares of Sprint PCS common stock, which had been pledged to secure its obligations pursuant to the series of prepaid forward contracts and were classified as trading. Proceeds from this sale, net of the payment made to the prepaid forward contracts counterparty and customary fees, were approximately $0.1 million. Cox recognized a pre-tax loss of approximately $29.5 million in connection with the net settlement of the zero-coupon debt instruments.

      Embedded in each of the contracts was an equity collar agreement, which allowed Cox to manage its exposure to fluctuations in the fair value of the Sprint PCS common stock through the contract maturity dates. The equity collar agreements embedded in the contracts were accounted for as derivative instruments in accordance with the requirements of SFAS No. 133, and the change in fair value of these derivatives between measurement dates was recognized through earnings. See Note 9. “Derivative Instruments and Hedging Activities.”

Interest Rate Swaps

      Cox utilizes interest rate swap agreements to manage its exposure to changes in interest rates associated with certain of its fixed-rate debt obligations whereby these fixed-rate debt obligations are effectively converted into floating-rate debt obligations. The variable rates with respect to Cox’s interest rate swaps are adjusted quarterly or semi-annually based on LIBOR. The notional amounts with respect to the interest rate swaps do not quantify risk, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties; however, Cox does not anticipate nonperformance by the counterparties. For a further discussion regarding Cox’s accounting for interest rate swaps, see Note 9. “Derivative Instruments and Hedging Activities.”

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

      The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swaps at December 31, 2003 and 2002:

	December 31

	2003	2002

Notional amount (in thousands)	$1,750,000	$1,150,000
Weighted-average fixed interest rate received	7.38%	7.38%
Weighted-average floating interest rate paid	3.27%	3.10%
Maturity	2004 – 2009	2004 – 2006

      As a result of the settlements under these agreements, interest expense was reduced by $64.0 million and $48.3 million during the years ended December 31, 2003 and 2002, respectively.

Maturities

      Excluding commercial paper, maturities of long-term debt for each of the five years subsequent to December 31, 2003 and thereafter, are $490.1 million, $375.0 million, $465.0 million, $0, $450.0 million and

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

$4.7 billion, respectively. Maturities of obligations under capital leases are $61.3 million, $48.6 million, $38.4 million, $20.2 million, $13.6 million for each of the five years subsequent to December 31, 2003, respectively, and $56.4 million thereafter. The maturities of long-term debt represent future contractual obligations and are reported gross of any related discounts, premiums and other adjustments, such as embedded derivatives, necessary to comply with accounting principles generally accepted in the U.S. These amounts are classified as a contra account within debt and were approximately $31.6 million and $2.6 billion at December 31, 2003 and 2002, respectively. Certain debt obligations are subject to repurchase prior to maturity or may be settled with shares of Sprint PCS common stock upon exchange.

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

8.	Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts

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

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

RHINOS

      Cox RHINOS Trust (the RHINOS Trust), a statutory business trust formed under the laws of the State of Delaware and a consolidated subsidiary of Cox, issued 500,000 RHINOS to a special purpose entity in October 1999 for aggregate proceeds of $500.0 million, less offering costs of $11.3 million. The RHINOS were long-term auction rate reset preferred securities, representing undivided beneficial interests in the assets of the RHINOS Trust. The RHINOS Trust invested the proceeds in Senior Notes due 2029 (the Notes) issued by Cox, which represented the sole assets of the RHINOS Trust. The obligations of the RHINOS Trust related to the RHINOS were unconditionally guaranteed by Cox. The Notes paid interest and, thus, the RHINOS paid distributions, at a floating rate based on LIBOR plus 75 points per year payable in cash on a quarterly basis. The weighted-average interest rate for the Notes was 2.64% and 5.08% for the years ended December 31, 2002 and 2001, respectively.

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

      The corresponding distributions on the FELINE PRIDES, stand-alone Trust capital securities and RHINOS, as well as the contract adjustment payments described above, totaled $33.0 million and $68.5 million, net of tax, for the years ended December 31, 2002 and 2001, respectively, and have been presented as minority interest in the Consolidated Statement of Operations.

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

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      Cox recorded a pre-tax loss on derivative instruments of $22.6 million for the year ended December 31, 2003, a pre-tax gain on derivative instruments of $1.1 billion for the year ended December 31, 2002, and a pre-tax loss on derivative instruments of $212.0 million for the year ended December 31, 2001. Derivative adjustments in accordance with SFAS No. 133 have historically had a material impact on reported indebtedness. As a result of Cox’s purchase of its exchangeable subordinated debentures, net settlement of its zero-coupon debt and sale of Sprint PCS stock during 2003, SFAS No. 133 adjustments did not significantly impact reported indebtedness at December 31, 2003. Cumulative derivative adjustments made in accordance with SFAS No. 133, reduced reported indebtedness by approximately $1.4 billion at December 31, 2002. The following is a detail of Cox’s (loss) gain on derivative instruments for the years ended December 31, 2003, 2002 and 2001 followed by a summary of Cox’s derivative instruments.

	Year Ended December 31

	2003	2002	2001

	(Millions of Dollars)
Equity collar arrangements	$—	$268.8	$(4.4)
Zero-coupon debt	(18.7)	359.3	40.8
Exchangeable subordinated debentures	0.5	583.1	(279.8)
Stock purchase warrants	(4.4)	(85.6)	(14.9)
Right-to-sell agreement	—	—	46.3

Total derivative (loss) gain	$(22.6)	$1,125.6	$(212.0)

Interest Rate Swap Agreements

      Cox utilizes interest rate swap agreements designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $61.2 million and $112.1 million at December 31, 2003 and 2002, respectively.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Equity Collar Arrangements

      Cox had a series of costless equity collar arrangements to manage its exposure to market price fluctuations of approximately 15.8 million shares of its Sprint PCS common stock. Cox also had costless equity collar arrangements to manage its exposure to market price fluctuations of 17.2 million shares of its AT&T Wireless common stock and of 22.5 million shares of its AT&T common stock. Cox had designated and accounted for all of these costless equity collars as fair value hedges. During the first quarter of 2002, Cox terminated these equity collar arrangements for aggregate proceeds of $264.4 million and recognized a pre-tax derivative gain of approximately $268.8 million. For a further discussion of these transactions, see Note 5. “Investments.”

Zero-Coupon Debt

      As discussed in Note 7. “Debt,” Cox terminated its series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. Prior to the termination, these contracts met the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments were comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derived its value, in part, based on the trading price of Sprint PCS common stock. Cox did not designate these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives were recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of Operations. As of December 31, 2002, the aggregate fair value of these embedded derivatives approximated a derivative asset of $400.1 million and was classified as a component of the zero-coupon debt instruments. Accordingly, the carrying value of the zero-coupon debt instruments, net of the embedded derivative assets, amounted to a net liability of $41.4 million at December 31, 2002 and was classified within debt in the Consolidated Balance Sheets.

Exchangeable Subordinated Debentures

      Cox has three series of exchangeable subordinated debentures outstanding, referred to as PRIZES, Premium PHONES and Discount Debentures, as further described in Note 7. “Debt.” The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives its value in part, based on the trading price of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $0 and $0.6 million at December 31, 2003 and 2002, respectively, and has been classified as a component of the corresponding exchangeable subordinated debentures. Accordingly, the aggregate carrying value of the exchangeable subordinated debentures, including the embedded derivative obligations, amounted to $26.1 million and $1.3 billion at December 31, 2003 and 2002, respectively, and has been classified within debt in the Consolidated Balance Sheets. As a result of Cox’s purchase of PRIZES, Premium PHONES and Discount Debentures pursuant to its tender offers described in Note 7. “Debt,” $14.6 million of aggregate original principal amount of PRIZES, $0.1 million aggregate original principal amount of Premium PHONES and $62.3 million aggregate principal amount at maturity of Discount Debentures remain outstanding and, therefore, the carrying values for such securities at December 31, 2003 are significantly less than the carrying values at December 31, 2002.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Stock Purchase Warrants

      Cox holds warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by the delivery of net shares such that Cox pays no cash upon exercise are deemed freestanding derivative instruments, as prescribed by SFAS No. 133. Cox has not designated net share warrants as hedging instruments; accordingly, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $1.3 million and $6.1 million at December 31, 2003 and 2002, respectively, and have been classified as a component of investments in the Consolidated Balance Sheets.

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

      Cox has estimated the fair value of its financial instruments as of December 31, 2003 and 2002 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

      The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox’s investments stated at fair value is estimated and recorded based on quoted market prices as discussed in Note 5. “Investments.” The fair value of Cox’s equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities. Additional information pertinent to the value of those investments is discussed in Note 5. “Investments.”

      The fair value of interest rate swaps used for hedging purposes was approximately $61.2 million and $112.1 million at December 31, 2003 and 2002, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at December 31, 2003 and 2002 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value and fair value of the fixed-rate instruments at December 31, 2003 and 2002 is as follows:

	December 31

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(Millions of Dollars)
Fixed-rate notes and debentures	$6,683.4	$7,323.0	$5,978.6	$6,386.5
Exchangeable subordinated debentures	26.1	35.6	1,296.1	1,409.1

11.	Retirement Plans

      Cox maintains a funded, qualified defined benefit pension plan covering substantially all employees (under the heading Pension Benefits in the table below). In addition, certain key employees of Cox participate in an unfunded, nonqualified supplemental pension plan of CEI. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox and compensation rates near retirement. Cox’s current policy is to fund its qualified retirement plan in an amount that falls between the minimum contribution required by ERISA and the maximum tax deductible contribution.

      Prior to 2003, CEI provided certain health care and life insurance benefits (under the heading Other Benefits in the table below) to substantially all retirees of Cox. Post-retirement expense allocated to Cox by CEI was $3.9 million and $3.0 million for the years ended December 31, 2002 and 2001, respectively. The accumulated post-retirement benefit obligation (APBO) attributable to Cox’s employees and retirees was $35.6 million and $24.5 million at December 31, 2002 and 2001, respectively. The funded status of the post-retirement plan covering the employees of Cox was not determinable. The APBO for the post-retirement plan of CEI substantially exceeded the fair value of the assets held in the plan at December 31, 2002 and 2001. In January 2003, Cox adopted its own post-retirement medical plan to provide benefits to substantially all retirees of Cox. Previously, Cox had participated in the postretirement medical plan sponsored by CEI, and in January 2003 the CEI plan was split and Cox assumed its share of the plan obligations. In conjunction with this transaction, Cox received a payment of $15.1 million from CEI representing previous payments from Cox to CEI associated with Cox’s participation in the CEI plan. Upon assumption of the plan, Cox recorded a postretirement benefit liability of $37.7 million, and a net-of-tax reduction in equity to the extent this amount exceeded the cash received from CEI. Cox’s policy is to fund benefits to the extent contributions are tax deductible. In general, retiree health benefits are paid as covered expenses are incurred.

      Cox uses a measurement date of December 31 for its pension and postretirement benefit plans.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Obligations and Funded Status

	Year Ended December 31

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(Thousands of Dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$216,243	$179,011	$—	$	N/A
Plan initiation	—	—	37,685		N/A
Service cost	25,540	20,073	4,301		N/A
Interest cost	17,348	13,739	2,794		N/A
Actuarial loss	37,316	6,075	2,555		N/A
Benefits paid	(3,055)	(2,655)	(767)		N/A

Benefit obligation at end of the year	293,392	216,243	46,568		N/A

Change in Plan Assets
Fair value of plan assets at beginning of year	176,571	158,101	—		N/A
Actual return on plan assets	45,274	(7,323)	1,279		N/A
Employer contributions	55,915	28,448	13,575		N/A
Benefits paid	(3,055)	(2,655)	(767)		N/A

Fair value of plan assets at end of year	274,705	176,571	14,087		N/A

Funded status of plan	(18,687)	(39,672)	(32,481)		N/A
Unrecognized actuarial losses	58,386	48,493	5,258		N/A
Unrecognized prior service cost	1,590	1,804	—		N/A

Prepaid (accrued) benefit cost	$41,289	$10,625	$(27,223)	$	N/A

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$41,289	$10,625	$—	$	N/A
Accrued benefit cost	—	—	(27,223)		N/A

Net amount recognized	$41,289	$10,625	$(27,223)	$	N/A

N/A denotes not applicable, as benefits were provided by CEI prior to 2003.

      The accumulated benefit obligation for the pension plans was $229.4 million and $163.5 million at December 31, 2003 and 2002, respectively. There were no pension plans with an accumulated benefit obligation in excess of plan assets.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Components of Net Periodic Benefit Cost

	Year Ended December 31

	2003		2002			2001

	Pensions	Other	Pension	Other		Pension	Other
	Benefits	Benefits	Benefits	Benefits		Benefits	Benefits

Service cost	$25,540	$4,301	$20,073	$	N/A	$19,674	$	N/A
Interest cost	17,348	2,794	13,739		N/A	12,114		N/A
Expected return on plan assets	(19,418)	—	(16,287)		N/A	(13,671)		N/A
Prior service cost amortization	215	—	215		N/A	127		N/A
Actuarial (gain) loss amortization	1,567	(89)	—		N/A	—		N/A
Transition amount amortization	—	—	(153)		N/A	(239)		N/A

Net periodic benefit cost	$25,252	$7,006	$17,587	$	N/A	$18,005	$	N/A

Weighted-Average Assumptions

      The following table sets forth the weighted-average assumptions used to determine benefit obligations:

	At December 31

	2003		2002

	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

Discount rate	6.25%	6.25%	6.75%	N/A
Rate of compensation increase	4.00%	4.00%	4.50%	N/A

      The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31

	2003		2002		2001

	Pension	Other	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Discount rate	6.75%	6.75%	7.25%	N/A	7.50%	N/A
Rate of compensation increase	4.50%	5.00%	5.00%	N/A	5.25%	N/A
Expected long-term return on plan assets	9.00%	9.00%	9.00%	N/A	9.00%	N/A

      The 9.0% expected long-term return on plan assets (ROA) assumption was developed with the use of an efficient frontier model (a model utilized to determine the most efficient mix of assets), using risk (defined as standard deviation), return and correlation expectations. The return expectations are created using long-term historical return premiums with adjustments based on levels and forecasts of inflation, interest rates and economic growth. The model’s return expectations do not include a premium for active investment management versus passive, indexed investments. Therefore, when an appropriate premium is added for active investment management and for asset rebalancing (as more fully described below), a range of ROA expectations is produced, the bottom of which contains the 9.0% assumption. This 9.0% expectation is consistent with the long-term historical rates of return achieved on plan assets.

      The weighted-average annual assumed rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) for retirees is 10.0% in 2004, gradually decreasing to 5.0% by the

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

year 2009, and remaining level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percent change in the assumed health care cost trend rate would have the following effects as of December 31, 2003:

	1% Increase	1% Decrease

	(Thousands of Dollars)
Effect on service and interest cost components	$16	$(14)
Effect on postretirement benefit obligations	239	(211)

Plan Assets

      Plan assets are held in the CEI Master Trust. The following table sets forth the weighted-average asset allocations at December 31, 2003 and 2002, and long-term target allocations for 2004:

	Percentage of
	Plan Assets
	At
	December 31		Target
			Allocations
	2003	2002	2004

Equity Securities	63%	59%	61%
Debt Securities	36%	41%	39%
Other	1%	0%	0%

Total	100%	100%	100%

      The long-term strategy for setting target allocations is to develop a combination of assets that best serves the plans and funds the benefit obligations at the overall lowest cost to CEI. Utilizing the efficient frontier model described above, incorporating the same return, risk and correlation expectations, the resulting range of asset combinations is examined. The selection of the desired target mix is made by analyzing the range of asset combinations in conjunction with the plans’ benefit obligations and costs. Once long-term target ranges are established, they are maintained by rebalancing at the individual investment manager level (liquidating investments that have appreciated above their targets to buy investments that are below their targets). In an effort to minimize trading costs, rebalancing is generally performed only when there have been meaningful market movements and large cash inflows. Market timing is not an element of the investment policy or strategy, and derivative instruments are not deployed to gain exposure away from the long-term targets at the overall fund level. Investment risk is mitigated through prudent diversification of the investment mix, and additional return is provided through the actions of active investment managers. Active investment managers are allowed, on a limited basis, to invest in return-enhancing investments, such as emerging market debt and equity and lower rated corporate securities.

      The active investment managers are prohibited from investing in Cox securities. The plan assets are indirectly exposed to the performance of Cox through the investment in CEI private stock, whose returns are impacted by the financial performance of Cox, as well as the performance of the other diversified CEI entities. The plan assets include CEI stock in the amounts of $85.3 million (6.4% of total plan assets) and $78.4 million (7.7% of total plan assets) at December 31, 2003 and 2002, respectively.

Contributions

      Cox contributed its total planned 2003 plan year contributions for the funded pension plans during 2003. Due to this accelerated contribution, Cox does not anticipate additional contributions during 2004 for the funded pension plans.

      Cox contributed $2.4 million on January 7, 2004 into its 401(h) account to fund post-retirement welfare benefits. Additional contributions, if any, will be determined later in 2004.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Other

      The disclosures in this footnote do not reflect any impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. On December 8, 2003, Present Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act provides for a federal subsidy to certain sponsors of retiree health care plans. Pursuant to FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, Cox has chosen to defer recognition of the Act in these 2003 disclosures. Therefore, all measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost included in the financial statements and accompanying notes do not reflect the effects of the Act on the plans. Specific authoritative guidance on the accounting for the federal subsidy under the Act is pending and that guidance, when issued, could require Cox to change previously reported information.

      Substantially all of Cox’s employees are eligible to participate in the Savings and Investment plan. Under the terms of the plan, Cox matches 50% of employee contributions up to a maximum of 6% of the employee’s base salary. Cox’s expense under the plan was $17.3 million, $16.2 million and $13.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

12.	Stock Compensation Plans

      At December 31, 2003, Cox had two stock-based compensation plans for employees, a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP).

Long-Term Incentive Plan

      Under the LTIP, executive officers and selected key employees are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. Cox has reserved 36,000,000 shares of Class A common stock for issuance under the LTIP. The LTIP is to be administered by the Compensation Committee of the Board of Directors or its designee.

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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made in 2003, 2002 and 2001: weighted average expected volatilities at each grant date averaging 30.3%, 27.6% and 35.0%, respectively, no payment of dividends, expected life of six years and weighted average risk-free interest rates calculated at each grant date and averaging 3.2%, 5.0% and 4.9%, respectively.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      A summary of the status of Cox’s stock options granted under the LTIP as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	10,860,838	$36.09	7,541,036	$33.66	5,975,792	$26.45
Granted	5,177,530	30.18	4,043,053	41.23	2,654,845	46.09
Exercised	(268,455)	12.44	(157,520)	17.71	(742,032)	13.43
Canceled	(775,310)	40.29	(565,731)	45.51	(347,569)	47.81

Outstanding at end of year	14,994,603	34.26	10,860,838	36.09	7,541,036	33.66

Options exercisable at year-end	3,881,550	$24.72	3,310,409	$17.35	3,436,856	$17.43
Weighted-average grant date fair value of options granted during the year	$10.81		$15.61		$19.86

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price

$ 8.49 - 11.31	1,744,600	2.1 years	$10.03	1,744,600	2.1 years	$10.03
19.50 - 30.15	5,528,638	8.7	29.00	605,434	4.1	19.86
32.13 - 39.66	843,622	6.1	34.30	627,058	5.2	34.29
40.06 - 43.45	3,575,730	8.0	41.56	84,541	6.9	41.31
45.31 - 51.44	3,302,013	6.6	47.95	819,917	6.1	50.52

	14,994,603	7.1	$34.26	3,881,550	3.9	$24.72

Employee Stock Purchase Plans

      In April 2000, Cox began administering its third ESPP (the 2000 ESPP), under which Cox was authorized to issue purchase rights totaling 2,000,000 shares of Class A common stock. The 2000 ESPP had four alternate entry dates, two of which commenced in 2000 and two in 2001. Employees were eligible to participate in the 2000 ESPP as of the first entry date on which they were employed and were regularly scheduled to work at least 20 hours per week and were employed as of the grant date corresponding to one of the entry dates. Under the terms of the 2000 ESPP, the purchase price for each entry date was the lower of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on March 31, 2002 ($34.36), the end of the 2000

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

ESPP. The initial purchase price was set at $42.67, $34.72, $40.61 and $34.50 for the first, second, third and fourth entry dates, respectively. Purchase rights totaling 741,457, 98,833, 41,861, and 17,477 shares were issued under the 2000 ESPP for the first, second, third and fourth entry dates, respectively. Employees were allowed to purchase the shares via payroll deductions through March 31, 2002, at which time 558,264 shares were issued to the remaining Plan participants. During 2002, 2001 and 2000, 2,097 shares, 9,295 shares and 1,420 shares, respectively, were issued under the 2000 ESPP due to cancellation of employees’ participation or termination of employment. The weighted-average fair value of each purchase right granted was $13.18, $7.96, $10.78 and $8.43 for the first, second, third and fourth entry dates, respectively. The fair value of the employees’ purchase rights granted in 2001 and 2000 was determined using the Black-Scholes model with the following assumptions for the first, second, third and fourth entry dates: expected volatility of 30.0%, 34.0%, 35.4% and 34.2%, respectively, no payment of dividends, expected life of 2.08 years, 1.54 years, 1.04 years and 0.54 years, respectively, and risk-free interest rate of 6.46%, 5.83%, 3.61% and 2.53%, respectively.

      In July 2002, Cox began administering its fourth ESPP (the 2002 ESPP), under which Cox is authorized to issue purchase rights totaling 3,000,000 shares of Class A common stock. The 2002 ESPP has four alternate entry dates: July 1, 2002, January 1, 2003, July 1, 2003, and January 1, 2004. Employees are eligible to participate in the 2002 ESPP as of the first entry date on which they are employed and are regularly scheduled to work at least 20 hours per week and are employed as of the grant date corresponding to one of the entry dates. Under the terms of the 2002 ESPP, the purchase price for each entry date is the lower of 85% of the fair market value of the Class A common stock on the grant date (the initial purchase price) or 90% of the fair market value of the Class A common stock on June 30, 2004, the end of the 2002 ESPP. The initial purchase price was set at $29.80, $24.19, $27.89, and $28.24 for the first, second, third and fourth entry date, respectively. Purchase rights totaling 647,155 shares, 33,695 shares, 17,959 shares, and 9,054 shares were issued in 2002, 2003 and 2004 for the first, second, third, and fourth entry dates, respectively. Employees are allowed to purchase the shares via payroll deductions through June 30, 2004, at which time the shares will be purchased. During 2002 and 2003, 263 shares and 5,183 shares, respectively, were issued under the Plan due to cancellation of employees’ participation or termination of employment. The weighted average fair value of each purchase right granted in 2002, 2003 and 2004 was $7.44, $8.26, $7.92, and $7.28 for the first, second, third, and fourth entry dates, respectively. The fair value of the employees’ purchase rights granted in 2002, 2003 and 2004 was determined using the Black-Scholes model with the following assumptions for the first, second, third and fourth entry dates: expected volatility of 28.76%, 30.95%, 29.77%, and 25.38%, respectively, no payment of dividends, expected life of 2.04 years, 1.54 years, 1.05 years, and .55 years, respectively, and risk-free interest rate of 2.83%, 1.60%, .72%, and 1.13%, respectively.

13.	Shareholders’ Equity

      Cox is authorized to issue 10,000,000 shares of preferred stock, 671,000,000 shares of Class A common stock and 62,000,000 shares of Class C common stock.

Convertible Preferred Stock

      The holders of Series A convertible preferred stock are entitled to one vote per share on all matters upon which holders of Class A common stock are entitled to vote and pay dividends to the extent declared by Cox’s Board of Directors. In addition, any time after October 1, 2028 or upon the occurrence of certain events, as defined, Cox may redeem the Series A convertible preferred stock at the original issue price of $22.14 per share, plus accrued and unpaid dividends. At any time after October 1, 2003, the Series A convertible preferred stock is convertible into registered shares of Class A common stock at the option of the holder, based upon a conversion formula specified in the agreement. Also, these shares may automatically convert upon the occurrence of certain events, including the sale of substantially all of Cox’s assets, as defined. Cox issued the Series A convertible preferred stock in October 1998 in conjunction with its acquisition of a cable system located in Las Vegas, Nevada. Cox expects to account for any appreciation realized upon conversion of the

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Series A convertible preferred stock as contingent purchase price in accordance with SFAS No. 141, Business Combinations.

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

      On August 16, 2002, Cox issued approximately 18.7 million shares of Cox Class A common stock to holders of its Income PRIDES and Growth PRIDES in settlement of such holders’ underlying obligation to purchase Cox Class A common stock. See Note 8. “Cox-Obligated Capital and Preferred Securities of Subsidiary Trusts” for more information.

Earnings Per Share

      The following table reconciles the numerator and the denominator of the basic and diluted earnings per share computations for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31

	2003	2002	2001

	(Thousands of Dollars, excluding per share
	data)
(Loss) income before cumulative effect of change in accounting principle(A)	$(137,801)	$(274,039)	$37,911

Basic weighted average shares outstanding(B)	620,327	608,293	600,366
Effect of dilutive securities:
Employee stock options	—	—	643
Employee stock purchase plan	—	—	596
Convertible preferred stock	—	—	7,138
Forward purchase contracts forming a part of the FELINE PRIDES	—	—	74

Diluted weighted average shares outstanding(C)	620,327	608,293	608,817

(Loss) earnings per share before cumulative effect of change in accounting principle
Basic (loss) earnings per share (A/ B)	$(0.22)	$(0.45)	$0.06

Diluted (loss) earnings per share (A/ C)	$(0.22)	$(0.45)	$0.06

      For the years ended December 31, 2003 and 2002, 25.3 million and 27.9 million Class A common shares, respectively, related to employee stock-based compensation plans, convertible senior notes and convertible preferred stock were not included in the computation of diluted EPS, because such effects would have been antidilutive for the periods.

      For the year ended December 31, 2001, 17.6 million Class A common shares related to convertible senior notes and RHINOS were not included in the computation of diluted EPS, because such effects would have been antidilutive for the period.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      In April 2000, Cox approved a stock repurchase program whereby Cox is authorized to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions. During 2003, 2002 and 2001, Cox did not repurchase any shares of its Class A common stock under the stock repurchase program.

Other

      At both December 31, 2003 and 2002, CEI owned approximately 63.4% of the outstanding shares of Cox common stock and held 73.9% of the voting power of Cox.

14.	Transactions with Affiliated Companies

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

•	Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. Prior to May 2, 2003, outstanding amounts due from CEI bore interest equal to CEI’s current commercial paper borrowing rate and outstanding amounts due to CEI bore interest at 50 basis points above CEI’s current commercial borrowing rate as payment for the services provided. From and after May 2, 2003, both outstanding amounts due from and to CEI bear interest equal to CEI’s current commercial paper borrowing rate as payment for the services provided. Amounts due to CEI from Cox were approximately $4.0 million at December 31, 2003 and amounts due from CEI to Cox were approximately $21.1 million at December 31, 2002, and the interest rate was 1.3% and 1.8% at December 31, 2003 and 2002, respectively. Included in amounts due from CEI are the following transactions:

(Thousands of Dollars)

Intercompany due from CEI, December 31, 2000	$5,808
Cash transferred to CEI	151,260
Net operating expense allocations and reimbursements	(143,823)

Intercompany due from CEI, December 31, 2001	13,245
Cash transferred to CEI	92,061
Net operating expense allocations and reimbursements	(84,197)

Intercompany due from CEI, December 31, 2002	21,109
Cash transferred to CEI	221,117
Net operating expense allocations and reimbursements	(246,206)

Intercompany due to CEI, December 31, 2003	$(3,980)

•	Cox receives certain management services from CEI including legal, corporate secretarial, tax, internal audit, risk management, employee benefit (including pension plan) administration, fleet and other support services. Cox was allocated expenses for the year ended December 31, 2003, 2002 and 2001 of approximately $6.0 million, $6.2 million and $5.3 million, respectively, related to these services.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

•	In connection with these management services, Cox reimburses CEI for payments made to third-party vendors for certain goods and services provided to Cox under arrangements made by CEI on behalf of CEI and its affiliates, including Cox. Cox believes such arrangements result in Cox receiving such goods and services at more attractive pricing than Cox would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through the CEI insurance program, which provides coverage for all of its affiliates, including Cox. Rather than self-insuring these risks, CEI purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of CEI, including James C. Kennedy, Chairman of Cox’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and reinsurer on various insurance policies purchased by CEI, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox’s loss experience, consistent with insurance industry practice. Cox’s portion of these insurance costs was approximately $33.0 million, $27.2 million and $23.7 million for 2003, 2002 and 2001, respectively.

•	Cox’s employees participate in certain CEI employee benefit plans, and Cox made payments to CEI in 2003, 2002 and 2001 for the costs incurred by reason of such participation, including self-insured employee medical insurance costs of approximately $86.7 million, $77.5 million and $48.2 million, respectively; postemployment benefits of approximately $8.4 million, $7.3 million, and $5.1 million respectively; and executive pension plan payments of approximately $6.4 million, $2.8 million and $5.1 million, respectively. In January 2003, Cox adopted its own post-retirement medical plan to provide benefits to substantially all eligible Cox retirees. Prior to January 2003, all eligible retirees of Cox participated in the CEI post-retirement medical plan. Cox made payments to CEI in 2002 and 2001 of approximately $3.9 million and $3.0 million, respectively, for the costs incurred by reason of such participation.

•	Cox and CEI share resources relating to aircraft owned by each company. Depending on need, each occasionally uses aircraft owned by the other, paying a cost-based hourly rate. CEI also operates and maintains two airplanes owned by Cox. Cox pays CEI on a quarterly basis for fixed and variable operations and maintenance costs relating to these two airplanes. During 2003, 2002 and 2001, Cox paid approximately $1.2 million, $0.7 million and $0.9 million, respectively, for use of CEI’s aircraft and maintenance of Cox’s aircraft by CEI, net of aircraft costs paid by CEI to Cox for use of Cox’s aircraft.

•	Cox pays rent and certain other occupancy costs to CEI for its corporate headquarters building. CEI holds the long-term lease of the Cox headquarters building and prior to 2002, Cox and CEI and its other affiliates shared occupancy of the headquarters building. During 2002, CEI and its other affiliates moved to a new facility and Cox purchased from CEI business equipment located in that building at its depreciated net book value of approximately $7.2 million, which is believed to approximate fair value. Cox is now the sole occupant of its headquarters building. Rent for 2003 was approximately $11.2 million. Prior to 2003, related rent and occupancy expense was allocated based on occupied space, and for the year ended December 31, 2002 and 2001, was approximately $7.4 million and $7.2 million, respectively.

•	From 1997 through 2002, Cox entered into a series of local joint ventures with Cox Interactive Media, Inc., an indirect wholly owned subsidiary of CEI, to develop, operate and promote advertising supported local Internet content, or “City Sites”, in the markets where Cox operates cable television systems featuring high-speed Internet access. Cox contributed approximately $41.1 million in the aggregate to the joint ventures for the period from inception through May 31, 2002 to fund its share of operating costs. During 2002, Cox and Cox Interactive Media agreed to terminate the relationship and entered into a transition services agreement under which Cox paid Cox Interactive Media approxi-

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

interest.

      Cox pays fees to certain entities in which it has an ownership interest in exchange for cable programming. Programming fees paid to such affiliates for the years ended December 31, 2003, 2002 and 2001 were approximately $86.2 million, $78.8 million and $69.7 million, respectively.

15.	Other Comprehensive Loss

      The following represents the components of other comprehensive loss and related tax effects for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31

	2003	2002	2001

	(Thousands of Dollars)
Unrealized gains (losses), net of taxes of $(19,301), $611,326, and $(81,801) in 2003, 2002 and 2001, respectively	$30,831	$(976,533)	$130,669
Recognition of previously unrealized (gains) losses on available-for-sale securities, net of taxes of $59,314, $(364,880), and $157,372 in 2003, 2002 and 2001, respectively	(94,748)	582,863	(251,390)
Cumulative effect of change in accounting principle, net of tax of $121,422 in 2001	—	—	(193,960)

Total other comprehensive loss	$(63,917)	$(393,670)	$(314,681)

      Components of accumulated other comprehensive income consisted of net unrealized gain on securities of $25.3 million ($15.5 million, net of tax) and $129.2 million ($79.5 million, net of tax) at December 31, 2003 and 2002, respectively.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

16.	Supplemental Financial Statement Information

Supplemental Consolidated Balance Sheet Information

	December 31

	2003	2002

	(Thousands of Dollars)
Plant and equipment
Land	$107,677	$101,056
Buildings and building improvements	590,658	519,879
Transmission and distribution plant	11,032,896	9,853,102
Other equipment	919,055	810,362
Capital leases	423,565	382,924
Construction in progress	159,575	260,545

Plant and equipment, at cost	13,233,426	11,927,868
Less accumulated depreciation	(5,325,865)	(4,134,690)

Net plant and equipment	$7,907,561	$7,793,178

	December 31

	2003	2002

	(Thousands of Dollars)
Other current assets
Inventory	$49,137	$96,967
Income tax receivable	—	119,754
Prepaid assets	37,600	41,522
Deferred income tax asset	34,393	10,190
Other	9,976	9,098

Total other current assets	$131,106	$277,531

Other current liabilities
Deposits and advances	$92,008	$80,816
Income tax payable	215,926	—
Other	142,619	145,609

Total other current liabilities	$450,553	$226,425

Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year Ended December 31

	2003	2002	2001

	(Thousands of Dollars)
Significant non-cash transactions
Settlement of FELINE PRIDES	$—	$649,999	$—
Deemed satisfaction of Excite@Home right	—	—	1,282,789
Additional cash flow information
Cash paid for interest	$374,030	$409,396	$476,355
Cash (received) paid for income taxes	(69,875)	(201,011)	79,942

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

17.	Commitments and Contingencies

      Cox leases land, office facilities and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $21.9 million, $21.8 million and $21.1 million in 2003, 2002 and 2001, respectively. Future minimum lease payments for each of the five years subsequent to December 31, 2003 are $18.4 million, $14.0 million, $10.2 million, $7.2 million and $5.0 million, respectively, and $9.6 million thereafter for all noncancellable operating leases.

      At December 31, 2003, Cox had outstanding purchase commitments totaling approximately $145.8 million for additions to plant and equipment and $584.7 million to rebuild certain existing cable systems. In addition, Cox had unused letters of credit outstanding totaling $4.3 million at December 31, 2003.

      In connection with certain of Cox’s recent acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of December 31, 2003, Cox believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.

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

      On August 23, 2002, plaintiff Redefining Progress, on behalf of itself and all others similarly situated, sued Fax.com, Inc., Cox Business Services, L.L.C. and others in United States District Court for the Northern District of California, alleging that Fax.com has sent numerous unsolicited advertisements by facsimile in violation of a federal statute. The complaint alleges that Cox Business Services, which provides telecommunications services to Fax.com, is also liable for the facsimiles in violation of the Telephone Consumer Protection Act of 1991 (TCPA), Sections 206 and 207 of the Telecommunications Act of 1996 and certain state laws. The suit seeks an award of statutory damages in the amount of $500 for each violation of the TCPA, treble damages, injunctive relief, the establishment of a constructive trust and other relief. On October 11, 2002, Cox Business Services moved to dismiss for lack of subject matter jurisdiction, for failure to state a claim, and based on the primary jurisdiction of the FCC. On March 3, 2003, the court granted Cox Business Services’ motion to dismiss for lack of subject matter jurisdiction. The time for appeal has expired;

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

therefore, the matter is concluded. A nearly identical federal court suit was filed in the United States District Court for the Northern District of California on September 4, 2002 by plaintiff Daniel David, on behalf of himself and all others similarly situated, against Fax.com, Cox Business Services and others, but was not served until December 4, 2002. The David suit was reassigned to the same judge presiding over the suit filed by Redefining Progress, and it asserts substantially the same claims and seeks substantially the same relief. The David suit was stayed pending the outcome of Cox Business Services’ motion to dismiss the Redefining Progress suit. On May 3, 2003, the court entered an order dismissing this case in light of its ruling in the Redefining Progress suit, and that ruling was not appealed. The matter thus is concluded.

      In addition, on September 8, 2002, plaintiff Daniel David, on behalf of himself and all others similarly situated, filed a nearly identical case against Fax.com, Cox Business Services and others in the Superior Court of California, Alameda County. The complaint asserts various causes of action including violation of the TCPA, trespass to chattels, violation of Section 17-200 of the California Business and Professions Code and unjust enrichment. The suit seeks damages and injunctive relief similar to that sought in the related federal suits. This action was stayed until October 2003. On October 24, 2003, Cox Business Services filed an amended demurrer and set it for hearing on December 6, 2003. On December 9, 2003, pursuant to a stipulation of Cox Business Services and plaintiff, the court entered an order sustaining the demurrer as to Cox Business Services and dismissing Cox Business Services from the case effective as of December 16, 2003. Thus, the matter is concluded.

      Cox @Home, Inc., a wholly-owned subsidiary of Cox, is a stockholder of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. On September 24, 2002, a committee of bondholders of Excite@Home sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleges the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. On September 30, 2003, the Delaware District Court ordered the action transferred to the United States District Court for the Southern District of New York. On December 22, 2003, Cox and Cox@Home filed a motion to dismiss, or, in the alternative, for judgment on the pleadings, with respect to the Section 16(b) claim. That motion is pending. Cox and Cox @Home intend to defend this action vigorously. The outcome cannot be predicted at this time.

      Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of California, San Mateo County, on behalf of themselves and all other stockholders of Excite@Home as of March 28, 2000, seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. On February 26, 2001, the Court stayed both actions, which had been previously consolidated, on grounds of forum non-conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001, in the same court. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/ Yourman action, thereby also staying the Ward action. On June 18, 2002, the court granted plaintiffs’ motion to lift the stay and authorized discovery to proceed regarding Cox’s pending motion to

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

dismiss for lack of personal jurisdiction. On September 10, 2002, the United States Bankruptcy Court for the Northern District of California in the Excite@Home bankruptcy proceeding held that the claims in the suits were derivative and, thus, constituted the exclusive property of the Excite@Home bankruptcy estate. The Bankruptcy Court thereafter ordered the plaintiffs to dismiss the suits. Plaintiffs subsequently appealed the Bankruptcy Court’s decision to the United States District Court for the Northern District of California. On September 29, 2003, the District Court affirmed the order of the Bankruptcy Court. On October 27, 2003, plaintiffs filed a notice of appeal of the District Court’s decision to the United States Court of Appeals for the Ninth Circuit. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

      On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case has been consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. The putative class includes persons who purchased and held shares of Excite@Home common stock between the time period March 28, 2000 and September 28, 2001. The sole count against Cox asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting “puffery,” dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. On December 24, 2003, the plaintiffs moved to certify a class of persons who purchased Excite@Home stock between March 28, 2000 and September 28, 2001, or held such stock as of April 28, 2000. Both these motions are pending. On February 17, 2004, the Court granted plaintiffs leave to file a motion to amend the complaint to add an additional claim for relief against all defendants under Section 14(a) of the Securities Exchange Act in connection with an allegedly false or misleading proxy statement issued by Excite@Home. On February 24, 2004, the Court granted Cox’s and Mr. Woodrow’s motion for reconsideration and dismissed plaintiffs’ allegations that Cox and Mr. Woodrow were “control persons” with respect to primary violations of Rule 10b-5 alleged to have occurred after August 28, 2000. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

      On July 3, 2003, Leo James filed a putative class action lawsuit against Cox and David Woodrow, among others, in the United States District Court for the Southern District of New York. Cox was served on October 27, 2003. Mr. James is represented by the same attorneys who represent the individuals who were previously designated lead plaintiffs in the Leykin action described above. The complaint in the James action asserts claims substantially similar to the operative allegations in the Leykin action described above. Accordingly, the sole count against Cox asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder and seeks from Cox unspecified monetary damages, statutory compensation and other relief. On November 17, 2003, Cox and certain other defendants jointly filed a motion to dismiss the James action on the grounds that, among other things, it was duplicative of the Leykin

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

action. That motion is pending. Cox intends to defend the action vigorously. The outcome cannot be predicted at this time.

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

	2003

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter

	(Millions of Dollars, excluding per share data)
Revenues	$1,366.3	$1,423.9	$1,460.2		$1,508.4
Cost of services (excluding depreciation)	579.8	590.1	617.0		604.4
Selling, general and administrative	307.1	301.7	299.7		342.2
Depreciation and amortization	384.3	364.3	382.1		399.8
Gain on sale of cable system	—	0.5	—		—

Operating income	95.1	168.3	161.4		162.0

Net (loss) income	$(29.2)	$117.7	$(215.1	)(a)	$(11.3)

Basic net (loss) income per share	$(0.05)	$0.19	$(0.35)		$(0.02)

Diluted net (loss) income per share	$(0.05)	$0.19	$(0.35)		$(0.02)

	2002

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(Millions of Dollars, excluding per share data)
Revenues	$1,178.0	$1,244.6	$1,275.0	$1,340.9
Cost of services (excluding depreciation)	507.4	524.0	540.9	558.7
Selling, general and administrative	278.5	278.8	280.7	290.4
Depreciation and amortization	325.8	337.7	343.0	351.3
Loss on sale of cable system	—	3.9	—	—

Operating income	66.3	100.2	110.4	140.5

Net income (loss)	$135.6	$(516.2)	$(73.1)	$179.6

Basic net income (loss) per share	$0.23	$(0.86)	$(0.12)	$0.29

Diluted net income (loss) per share	$0.22	$(0.86)	$(0.12)	$0.28

(a)	Net loss for the third quarter of 2003 includes a $450.1 million pre-tax loss on extinguishment of debt primarily related to a $412.8 million pre-tax loss resulting from the purchase of $1.8 billion aggregate principal amount at maturity of the Discount Debentures pursuant to Cox’s offer to purchase any and all Discount Debentures.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Cox Communications, Inc.

      We have audited the accompanying consolidated balance sheets of Cox Communications, Inc. (“Cox”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Cox’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cox at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 4 to the consolidated financial statements, on January 1, 2002 Cox changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142. In addition, as discussed in Note 9 to the consolidated financial statements, effective January 1, 2001, Cox changed its method of accounting for derivative instruments and hedging activities to conform to SFAS No. 133, as amended.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2004

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A.	DISCLOSURE CONTROLS AND PROCEDURES

      The Chief Executive Officer and the Chief Financial Officer of Cox (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There have been no significant changes in Cox’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out their evaluation.

      Cox’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference to Cox’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to Cox’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is incorporated by reference to Cox’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to Cox’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item is incorporated by reference to Cox’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents incorporated by reference or filed with this Report

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Balance Sheets at December 31, 2003 and 2002;

•	Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001;

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001; and

•	Notes to Consolidated Financial Statements.

(2)	No financial statement schedules are required to be filed by Items 8 and 14(d) of this report because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

      Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number		Description

3.1	—	Certificate of Incorporation of Cox Communications, Inc., as amended (incorporated by reference to exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed on November 14, 2000).
3.2	—	Bylaws of Cox Communications, Inc. (incorporated by reference to exhibit 3.2 to Cox’s Registration Statement on Form S-4, file no. 33-80152, filed on December 16, 1994).
4.1	—	Indenture, dated as of June 27, 1995, between Cox Communications, Inc. and The Bank of New York, as Trustee, relating to the debt securities (incorporated by reference to exhibit 4.1 to Cox’s Registration Statement on Form S-1, file no. 33-99116, filed on November 8, 1995) (global notes representing Cox’s senior unsecured non-convertible debt have not been filed or incorporated by reference in accordance with Item 601(b)(4)(iii) of Regulation S-K, and Cox agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request).
4.2	—	First Supplemental Indenture, dated as of August 12, 1999, between Cox Communications, Inc. and The Bank of New York, as Trustee. (incorporated by reference to exhibit 4.4 to Cox’s Current Report on Form 8-K, dated August 12, 1999 and filed with the Commission on August 23, 1999).
4.3	—	Second Supplemental Indenture, dated as of March 14, 2000, between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.9 to Cox’s Annual Report on Form 10-K, filed on March 23, 2000).
4.4	—	Third Supplemental Indenture, dated as of April 19, 2000, by and between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.1 to Cox’s Current Report on Form 8-K, filed on April 24, 2000).
4.5	—	Fourth Supplemental Indenture, dated as of February 23, 2001, between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.13 to Cox’s Annual Report on Form 10-K, filed on March 19, 2001).
4.6	—	Sixth Supplemental Indenture, dated as of May 5, 2003, between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.4 to Cox’s Form 8-A/A, filed on May 7, 2003).

Exhibit
Number		Description

4.7	—	Form of PRIZES (incorporated by reference to exhibit 4.2 to Cox’s Registration Statement on Form 8-A, filed on November 24, 1999).
4.8	—	Indenture, dated as of January 30, 1998, between TCA Cable TV, Inc. and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to exhibit 4(a) to TCA’s Registration Statement on Form S-3, file no. 333-32015, filed on July 24, 1997).
4.9	—	First Supplemental Indenture, dated as of August 12, 1999, among TCA Cable TV, Inc., Cox Classic Cable, Inc. and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to exhibit 4.2 to Cox’s Current Report on Form 8-K, filed on August 25, 1999).
4.10	—	Second Supplemental Indenture, dated as of December 1, 2003, between Cox Classic Cable, Inc., CoxCom, Inc. and JPMorgan Chase Bank (as successor to Chase Bank of Texas, National Association), as Trustee.
4.11	—	Registration Rights Agreement, dated as of October 1, 1998, between Cox Communications, Inc., on the one hand, and G.C. Investments and Barbara J. Greenspun as Trustee of the Unified Credit Trust created under a Declaration of Trust dated December 6, 1998 (the ‘Barbara Greenspun Trust‘), on the other hand (incorporated by reference as exhibit 10.1 to Cox’s current report on Form 8-K, filed on October 15, 1998).
4.12	—	Joinder Agreement and Acknowledgement of Rights and Obligations, dated as of August 31, 2002, by and among G.C. Investments, the Barbara Greenspun Trust, Greenspun Legacy Limited Partnership, 3G Capital, LLC and Cox Communications, Inc. (incorporated by reference to exhibit 10.1 to Cox’s Quarterly Report on Form 10-Q, filed on November 12, 2002).
4.13	—	Registration Rights Agreement, dated as of February 23, 2001, by and among Cox Communications, Inc. and Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated, ABN AMRO Rothschild LLC, Fleet Securities, Inc., J.P. Morgan Securities Inc. and SG Cowen Securities Corporation (incorporated by reference to exhibit 4.1 to Cox’s current report on Form 8-K/A, filed on March 8, 2001).
4.14	—	Registration Rights Agreement, dated as of October 29, 2001, among Cox Communications, Inc., Cox Enterprises, Inc. and Cascade Investment LLC (incorporated by reference to exhibit 4.1 to Cox’s Quarterly Report on Form 10-Q/A, filed on January 23, 2002).
4.15	—	Registration Rights Agreement, dated as of October 29, 2001, among Cox Communications, Inc., Cox Enterprises, Inc. and Bill & Melinda Gates Foundation (incorporated by reference to exhibit 4.2 to Cox’s Quarterly Report on Form 10-Q/A, filed on January 23, 2002).
10.1	—	Amended and Restated 364-Day Credit Agreement, dated as of June 27, 2003, among Cox Communications, Inc., the banks party thereto, JPMorgan Chase Bank, as administrative agent, and Bank of America, N.A. and Wachovia Bank, National Association as syndication agents (incorporated by reference to exhibit 10.2 to Cox’s Quarterly Report on Form 10-Q, filed August 8, 2003).
10.2	—	Five-Year Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., the banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, The Bank of New York and Wachovia Bank, N.A., as Co-Documentation Agents and Chase Securities Inc., as Sole Advisor, Arranger and Book Manager (incorporated by reference to exhibit 10.2 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000).
10.3	—	First Amendment dated as of June 29, 2001 in respect of the Five-Year Credit Agreement dated as of September 26, 2000, among Cox Communications, Inc., the banks party thereto, The Chase Manhattan Bank, as administrative agent, The Bank of New York and Wachovia Bank, N.A., as co-documentation agents and Bank of America, N.A., as syndication agent (incorporated by reference to exhibit 10.2 to Cox’s Registration Statement on Form S-3, File No. 333-65102, filed with the Commission on July 13, 2001).

Exhibit
Number		Description

10.4	—	Second Amendment dated as of June 28, 2002 in respect of the Five-Year Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., the banks party thereto, JPMorgan Chase Bank, as administrative agent, The Bank of New York and Wachovia Bank, National Association, as co-documentation agents, and Bank of America, N.A., as syndication agent (incorporated by reference to exhibit 10.4 to Cox’s Registration Statement on Form S-3/A, File No. 333-65102, filed with the Commission on December 20, 2002).
10.5	—	Third Amendment dated as of June 27, 2003 in respect of the Five-Year Credit Agreement, dated as of September 26, 2000, by and among Cox Communications, Inc., the banks party thereto, JPMorgan Chase Bank, as administrative agent, The Bank of New York and Wachovia Bank, National Association, as co-documentation agents, and Bank of America, N.A., as syndication agent (incorporated by reference to exhibit 10.3 to Cox’s Quarterly Report on Form 10-Q, filed August 8, 2003).
10.6	—	Cox Executive Supplemental Plan of Cox Enterprises, Inc. (incorporated by reference to exhibit 10.5 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994) (management contract or compensatory plan).
10.7	—	Cox Communications, Inc. Second Amended and Restated Long-Term Incentive Plan. (incorporated by reference to Appendix B of Cox’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 4, 2003) (management contract or compensatory plan).
10.8	—	Cox Communications, Inc. Restricted Stock Plan for Non-Employee Directors. (incorporated by reference to exhibit 10.9 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994) (management contract or compensatory plan).
10.9	—	Cox Communications, Inc. Stock Option Plan for Non-Employees (management contract or compensatory plan) (incorporated by reference to exhibit 10.15 to Cox’s Annual Report on Form 10-K, filed March 31, 2003).
10.10	—	Revolving Promissory Notes, dated as of May 2, 2003 (incorporated by reference to exhibit 10.1 to Cox’s Quarterly Report on Form 10-Q, filed August 8, 2003).
10.11	—	Termination of Remarketing Agreement, dated as of June 25, 2003, by and between Cox Communications, Inc. and Morgan Stanley Co. Incorporated (incorporated by reference to exhibit 10.4 to Cox’s Quarterly Report on Form 10-Q, filed August 8, 2003).
13	—	Portions of the 2003 Summary Annual Report to Shareholders (expressly incorporated by reference in Part II, Item 5 of this report).
21	—	Subsidiaries of Cox Communications, Inc.
23	—	Consent of Deloitte & Touche LLP.
24	—	Powers of Attorney (included on the signatures page to this report).
31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COX COMMUNICATIONS, INC.

By:	/s/ JAMES O. ROBBINS

James O. Robbins
President and Chief Executive Officer

Date: February 27, 2004

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

Signature	Title	Date

/s/ JAMES C. KENNEDY James C. Kennedy	Chairman of the Board of Directors	February 27, 2004

/s/ JAMES O. ROBBINS James O. Robbins	President and Chief Executive Officer; Director (principal executive officer)	February 27, 2004

/s/ JIMMY W. HAYES Jimmy W. Hayes	Executive Vice President, Finance Chief Financial Officer (principal financial officer)	February 27, 2004

/s/ WILLIAM J. FITZSIMMONS William J. Fitzsimmons	Vice President of Accounting & Financial Planning (principal accounting officer)	February 27, 2004

Signature	Title	Date

/s/ JANET M. CLARKE Janet M. Clarke	Director	February 27, 2004

/s/ G. DENNIS BERRY G. Dennis Berry	Director	February 27, 2004

/s/ RODNEY W. SCHROCK Rodney W. Schrock	Director	February 27, 2004

/s/ ROBERT C. O’LEARY Robert C. O’Leary	Director	February 27, 2004

/s/ ANDREW J. YOUNG Andrew J. Young	Director	February 27, 2004

www.cox.com