Form 10-Q
period 2004-03-31
COX COMMUNICATIONS INC /DE/
filed 2004-05-05
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     There were 593,154,457 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of March 31, 2004.

Cox Communications, Inc.
Form 10-Q
For the Quarter Ended March 31, 2004

Preliminary Note

     This quarterly report on Form 10-Q is for the three-month period ended March 31, 2004. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The SEC allows Cox to “incorporate by reference” information that Cox files with it, which means that Cox can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Cox files with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise.

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Cox Communications, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2004	2003
	(unaudited)
	(Thousands of Dollars)
Assets
Current assets
Cash	$81,035	$83,841
Accounts and notes receivable, less allowance for doubtful accounts of $23,868 and $26,175	347,889	370,832
Other current assets	143,182	131,106

Total current assets	572,106	585,779

Net plant and equipment	7,814,405	7,907,561
Investments	46,905	109,380
Intangible assets	15,698,939	15,697,495
Other noncurrent assets	129,751	117,361

Total assets	$24,262,106	$24,417,576

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$720,487	$778,708
Other current liabilities	447,118	450,553
Current portion of long-term debt	49,840	48,344
Amounts due to Cox Enterprises, Inc. (CEI)	20,610	3,980

Total current liabilities	1,238,055	1,281,585

Deferred income taxes	6,401,822	6,388,970
Other noncurrent liabilities	160,038	164,070
Long-term debt, less current portion	6,793,327	6,963,456

Total liabilities	14,593,242	14,798,081

Commitments and contingencies (Note 12)
Minority interest in equity of consolidated subsidiaries	140,503	139,519
Shareholders’ equity
Series A preferred stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 4,836,372	4,836	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 598,686,962 and 598,481,602; shares outstanding: 593,154,457 and 592,958,582	598,687	598,482
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	4,550,498	4,545,635
Retained earnings	4,558,324	4,500,621
Accumulated other comprehensive income	1,492	15,548
Class A common stock in treasury, at cost: 5,532,505 and 5,523,020 shares	(213,074)	(212,744)

Total shareholders’ equity	9,528,361	9,479,976

Total liabilities and shareholders’ equity	$24,262,106	$24,417,576

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Operations

	Three Months
	Ended March 31
	2004	2003
	(unaudited)
	(Thousands of Dollars, excluding share data)
Revenues	$1,540,357	$1,366,282
Costs and expenses
Cost of services (excluding depreciation and amortization)	635,816	579,792
Selling, general and administrative expenses	337,308	307,036
Depreciation and amortization	392,066	384,320

Operating income	175,167	95,134
Interest expense	(96,612)	(129,824)
Loss on derivative instruments, net	(39)	(2,503)
Gain (loss) on investments, net	26,809	(1,751)
Equity in net income (losses) of affiliated companies	972	(2,164)
Other, net	(1,509)	(341)

Income (loss) before income taxes and minority interest	104,788	(41,449)
Income tax expense (benefit)	46,100	(14,498)

Income (loss) before minority interest	58,688	(26,951)
Minority interest, net of tax	(985)	(2,270)

Net income (loss)	$57,703	$(29,221)

Share data
Basic net income (loss) per share
Basic weighted-average shares outstanding	620,687,962	620,223,074
Basic net income (loss) per share	$0.09	$(0.05)
Diluted net income (loss) per share
Diluted weighted-average shares outstanding	633,332,317	620,223,074
Diluted net income (loss) per share	$0.09	$(0.05)

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statement of Shareholders’ Equity

							Class A
						Accumulated	Common
	Series A	Common Stock		Additional		Other	Stock in
	Preferred			Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income	at Cost	Total	Income
					(unaudited)
					(Thousands of Dollars)
December 31, 2003	$4,836	$598,482	$27,598	$4,545,635	$4,500,621	$15,548	$(212,744)	$9,479,976
Net income					57,703			57,703	$57,703

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised of $2,111)		205		4,863				5,068
Shares surrendered in connection with vesting of restricted stock							(330)	(330)
Change in net accumulated unrealized gain on securities, net of tax									(14,056)

Other comprehensive loss						(14,056)		(14,056)	(14,056)

Comprehensive income									$43,647

March 31, 2004	$4,836	$598,687	$27,598	$4,550,498	$4,558,324	$1,492	$(213,074)	$9,528,361

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months
	Ended March 31
	2004	2003
	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net income (loss)	$57,703	$(29,221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	392,066	384,320
Deferred income taxes	21,651	21,028
Loss on derivative instruments, net	39	2,503
(Gain) loss on investments, net	(26,809)	1,751
Equity in net (income) losses of affiliated companies	(972)	2,164
Minority interest, net of tax	985	2,270
Other, net	4,473	34,948
Decrease in accounts and notes receivable	22,943	36,575
(Increase) decrease in other assets	(12,510)	21,152
Decrease in accounts payable and accrued expenses	(65,662)	(84,097)
Decrease in taxes payable	4,500	(37,549)
(Decrease) increase in other liabilities	(19,585)	22

Net cash provided by operating activities	378,822	355,866

Cash flows from investing activities
Capital expenditures	(294,554)	(325,684)
Investments in affiliated companies	—	(2,949)
Proceeds from the sale of investments	67,247	—
Decrease in amounts due from CEI	—	21,109
Other, net	3,578	(3,218)

Net cash used in investing activities	(223,729)	(310,742)

Cash flows from financing activities
Commercial paper (repayments) borrowings, net	(155,016)	98,210
Repayment of debt	(37,739)	(315,739)
Proceeds from exercise of stock options	1,765	1,286
Increase in amounts due to CEI	16,630	49,821
Other, net	16,461	13,462

Net cash used in financing activities	(157,899)	(152,960)

Net decrease in cash	(2,806)	(107,836)
Cash at beginning of period	83,841	228,704

Cash at end of period	$81,035	$120,868

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended March 31, 2004

1. Organization and Basis of Presentation

     Cox Communications, Inc. (Cox), an indirect 63.4% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is a multi-service broadband communications company serving approximately 6.7 million customers nationwide. Cox is the nation’s fourth largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.

     The accompanying unaudited interim condensed consolidated financial statements of Cox have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Summary of Significant Accounting Policies

     The following is a summary of certain significant accounting policies. For a detailed description of all of Cox’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies and Other Items” contained in Cox’s Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other interim period.

Asset Retirement Obligations

     On January 1, 2003, Cox adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Certain of Cox’s franchise agreements and lease agreements contain provisions requiring Cox to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. Cox expects to continually renew its franchise agreements and lease agreements related to the continued operation of its broadband network, and has concluded that the related franchise right is an indefinite-lived intangible asset. Accordingly, Cox has concluded that the timing of the settlement related to any potential asset retirement obligation is indeterminate. Cox continually monitors the renewal status of its franchise agreements and its lease

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

agreements. In the unlikely event that it is anticipated that a franchise agreement or lease agreement containing such a provision will not be renewed and Cox is required to remove its equipment (and accordingly the timing of the settlement related to any potential asset retirement obligation can be estimated), Cox will record an estimated asset retirement obligation, if material.

Stock Compensation Plans

     At March 31, 2004, Cox had two stock-based compensation plans for employees, a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP), which are more fully described in Cox’s Annual Report on Form 10-K for the year ended December 31, 2003. Cox accounts for these plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying common stock on the grant date; therefore, no employee compensation cost is reflected in net income with respect to options. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP. Cox recognizes compensation cost related to restricted stock awards granted under the LTIP, as the exercise price of the awards is less than the market value of the underlying common stock on the grant date.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if Cox had applied the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended
	March 31
	2004	2003
	(Thousands of Dollars,
	excluding per share data)
Net income (loss), as reported	$57,703	$(29,221)
Add: Stock-based compensation, as reported	1,116	148
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(7,191)	(4,913)

Pro forma net income (loss)	$51,628	$(33,986)
Earnings (loss) per share:
Basic earnings (loss) per share – as reported	$0.09	$(0.05)
Basic earnings (loss) per share – pro forma	0.08	(0.05)
Diluted earnings (loss) per share – as reported	$0.09	$(0.05)
Diluted earnings (loss) per share – pro forma	0.08	(0.05)

Reclassifications

     Certain amounts in the 2003 unaudited interim condensed consolidated financial statements have been reclassified for comparative purposes.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

3. Investments

	March 31	December 31
	2004	2003
	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$3,083	$66,376
Derivative instruments	1,230	1,269
Equity method investments	31,946	31,088
Investments stated at cost	10,646	10,647

Total investments	$46,905	$109,380

Investments Stated at Fair Value

     The aggregate cost of Cox’s investments stated at fair value at March 31, 2004 and December 31, 2003 was $2.1 million and $42.5 million, respectively. Gross unrealized gains on investments were $2.4 million and $25.3 million at March 31, 2004 and December 31, 2003, respectively. For the three months ended March 31, 2004, gross realized gains on investments stated at fair value were $26.8 million. For the three months ended March 31, 2003, gross realized losses on investments stated at fair value were $1.8 million. Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in Note 6. “Derivative Instruments and Hedging Activities.”

     Sprint PCS. In March 2004, Cox sold 0.1 million shares of Sprint Corporation’s PCS Group (Sprint PCS) preferred stock for aggregate net proceeds of approximately $56.9 million. Cox recognized a pre-tax gain of $19.5 million on the sale of these shares.

     At March 31, 2004, Cox’s investment in Sprint PCS was comprised of 0.3 million shares of Sprint PCS common stock. The estimated fair value of Cox’s investment in Sprint PCS was $3.1 million and $59.9 million at March 31, 2004 and December 31, 2003, respectively.

Other

     During the first quarter of 2004, Cox sold certain other non-strategic investments for aggregate net proceeds of approximately $10.3 million. Cox recognized a pre-tax gain of $7.3 million on the sale of these investments.

     Cox has several other fair value, equity and cost method investments that were not, individually or in the aggregate, significant in relation to the Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003.

4. Intangible Assets

     On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Cox has determined that its franchise value intangible assets have an indefinite useful life. Cox assesses franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measures the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. In performing an impairment test in accordance with SFAS No. 142, Cox considers the guidance contained in Emerging Issues Task Force Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, whereby Cox considers assumptions that marketplace participants

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 2003 impairment test in accordance with SFAS No. 142 resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Condensed Consolidated Statement of Operations. Cox completed its next impairment test in accordance with SFAS No. 142 in August 2003. The August 2003 test indicated no impairment of franchise value.

     Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets, which are no longer amortized:

	March 31, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(Thousands of Dollars)
Intangible assets subject to amortization	$55,792	$17,676	$38,116	$58,526	$21,855	$36,671
Franchise value			$15,660,823			$15,660,824

Total intangible assets			$15,698,939			$15,697,495

5. Debt

	March 31	December 31
	2004	2003
	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	147,993	302,283
Medium-term notes	364,375	364,359
Notes and debentures	6,076,716	6,078,904
Exchangeable subordinated debentures	26,504	26,138
Capitalized lease obligations	205,555	217,992
Other	22,024	22,124

	6,843,167	7,011,800
Less current portion	49,840	48,344

Total long-term debt	$6,793,327	$6,963,456

     See Note 6. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivative instruments embedded in the exchangeable subordinated debentures, which have been classified as a component of debt in the Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003.

Revolving Credit Facilities

     Cox has a $900.0 million 364-day credit agreement available through June 26, 2004 and a $900.0 million 5-year credit agreement available through September 26, 2005. The 364-day credit agreement allows Cox to extend the agreement for an additional two years at maturity. At Cox’s election, the interest rate on these credit agreements is based on London Interbank Offered Rate (LIBOR), the certificate of

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

deposit rate plus varying percentages or an alternate base rate. These credit agreements also impose a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow, a measure of performance not calculated in accordance with GAAP, and a utilization fee based on the level of borrowings. Cox had no borrowings outstanding under either credit agreement at March 31, 2004 and December 31, 2003.

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

Exchangeable Subordinated Debentures

     Exchangeable subordinated debentures at March 31, 2004 are comprised of: $14.6 million aggregate original principal amount of exchangeable subordinated debentures, referred to as PRIZES; $0.1 million aggregate original principal amount of exchangeable subordinated debentures, referred to as Premium PHONES; and $62.3 million aggregate principal amount at maturity of exchangeable subordinated discount debentures, referred to as Discount Debentures.

     In 2003, Cox purchased approximately 99% of its outstanding PRIZES and Premium PHONES pursuant to cash tender offers. On April 23, 2004, Cox notified holders of the PRIZES and Premium PHONES that it would redeem all remaining outstanding PRIZES and Premium PHONES on June 7, 2004.

Interest Rate Swaps

     Cox utilizes interest rate swap agreements to manage its exposure to changes in interest rates associated with certain of its fixed-rate debt obligations whereby these fixed-rate debt obligations are effectively converted into floating-rate debt obligations. The variable rates with respect to Cox’s interest rate swaps are adjusted quarterly or semi-annually based on LIBOR. The notional amounts with respect to the interest rate swaps do not quantify risk, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties; however, these counterparties are major financial institutions, rated investment grade or better. Accordingly, Cox does not anticipate nonperformance by the counterparties. For a further discussion regarding Cox’s accounting for interest rate swaps, see Note 6. “Derivative Instruments and Hedging Activities.”

     The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swap agreements at March 31, 2004 and December 31, 2003:

	March 31	December 31
	2004	2003
Notional amount (in thousands)	$1,750,000	$1,750,000
Weighted average fixed interest rate received	7.38%	7.38%
Weighted average floating interest rate paid	3.28%	3.27%
Maturity	2004 - 2009	2004 - 2009

     As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced by $18.1 million and $13.8 million, respectively, during the three months ended March 31, 2004 and 2003.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

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

     The credit risks associated with Cox’s derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. The counterparties are major financial institutions, rated investment grade or better. Accordingly, Cox does not anticipate nonperformance by the counterparties.

     Cox recorded a nominal pre-tax loss on derivative instruments during the three months ended March 31, 2004 and a pre-tax loss on derivative instruments of $2.5 million during the three months ended March 31, 2003. Derivative adjustments made in accordance with SFAS No. 133 have historically had a material impact on reported indebtedness. As a result of Cox’s purchase of its exchangeable subordinated debentures, net settlement of its zero-coupon debt and sale of Sprint PCS stock during 2003, SFAS No. 133 adjustments did not significantly impact reported indebtedness at March 31, 2004 or December 31, 2003. The following is a detail of Cox’s loss on derivative instruments for the three months ended March 31, 2004 and 2003 followed by a summary of Cox’s derivative instruments.

	Three Months Ended
	March 31
	2004	2003
	(Thousands of Dollars)
Zero-coupon debt	$—	$1,632
Exchangeable subordinated debentures	—	150
Stock purchase warrants	(39)	(4,285)

Total loss on derivative instruments, net	$(39)	$(2,503)

Interest Rate Swap Agreements

     Cox utilizes interest rate swap agreements designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Condensed Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $73.6 million and $61.2 million at March 31, 2004 and December 31, 2003, respectively.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

Zero-Coupon Debt

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

Exchangeable Subordinated Debentures

     Cox has three series of exchangeable subordinated debentures outstanding, referred to as PRIZES, Premium PHONES and Discount Debentures. The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives its value, in part, based on the trading price of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $0 at March 31, 2004 and December 31, 2003.

Stock Purchase Warrants

     Cox holds warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by the delivery of net shares such that Cox pays no cash upon exercise are deemed freestanding derivative instruments, as prescribed by SFAS No. 133. Cox has not designated net share warrants as hedging instruments; accordingly, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $1.2 million and $1.3 million at March 31, 2004 and December 31, 2003, respectively, and has been classified as a component of investments in the Condensed Consolidated Balance Sheets.

7. Net Income Per Share

     The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net income for the three months ended March 31, 2004:

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

Three Months
Ended
March 31, 2004
(In Thousands,
excluding per share data)
Net income (A)	$57,703

Basic weighted-average shares outstanding (B)	620,688
Effect of dilutive securities:
Employee stock purchase plan	75
Restricted stock	1,357
Convertible preferred stock	11,212

Diluted weighted-average shares outstanding (C)	633,332

Net income per share
Basic net income per share (A/B)	$0.09

Diluted net income per share (A/C)	$0.09

     For the three months ended March 31, 2004, 19.1 million common shares related to employee stock-based compensation plans were not included in the computation of diluted net income per share, because such effects would have been antidilutive for the period.

     For the three months ended March 31, 2003, 25.2 million common shares related to employee stock-based compensation plans, convertible preferred stock and convertible senior notes were not included in the computation of diluted net income per share, because such effects would have been antidilutive for the period.

8. Transactions with Affiliated Companies

     Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. The amount due to CEI from Cox was $20.6 million and $4.0 million at March 31, 2004 and December 31, 2003, respectively. The interest rate was 1.1% and 1.3% at March 31, 2004 and December 31, 2003, respectively. Included in amounts due to CEI are the following transactions:

(Thousands of Dollars)
Intercompany due to CEI, December 31, 2003	$3,980
Cash transferred to CEI	(66,839)
Net operating expense reimbursements	83,469

Intercompany due to CEI, March 31, 2004	$20,610

9. Retirement Plans

     The following table provides a detail of the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003:

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

	Three Months Ended March 31
	2004		2003
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Service cost	$7,193	$1,338	$6,385	$1,075
Interest cost	5,271	777	4,337	699
Expected return on plan assets	(5,791)	(301)	(4,855)	—
Prior service cost amortization	59	—	54	—
Actuarial (gain) loss amortization	895	75	392	(22)

Net periodic benefit cost	$7,627	$1,889	$6,313	$1,752

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

10. Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances); however, the FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. Cox currently consolidates a 75% majority-owned interest in a limited-life partnership. The estimated liquidation value of the 25% minority interest was approximately $184.7 million as of March 31, 2004.

11. Supplemental Financial Information

	March 31	December 31
	2004	2003
	(Thousands of Dollars)
Other current assets
Inventory	$59,456	$49,137
Prepaid assets	40,954	37,600
Deferred income tax asset	34,393	34,393
Other	8,379	9,976

Total other current assets	$143,182	$131,106

Other current liabilities
Deposits and advances	$101,499	$92,008
Income tax payable	218,315	215,926
Other	127,304	142,619

Total other current liabilities	$447,118	$450,553

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

	Three Months Ended
	March 31
	2004	2003
	(Thousands of Dollars)
Additional cash flow information
Cash paid for interest	$69,030	$93,598
Cash paid for income taxes	20,169	2,477

12. Commitments and Contingencies

     In connection with certain of Cox’s recent acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of March 31, 2004, Cox believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.

     Cox’s subsidiary Cox Communications Louisiana L.L.C. (Cox Louisiana) is a defendant in a putative subscriber class action suit in Louisiana state court filed on November 5, 1997. The suit challenges the propriety of late fees charged by Cox Louisiana in the greater New Orleans area to customers who fail to pay for services in a timely manner. The suit seeks injunctive relief and damages under certain claimed state law causes of action. On March 29, 2004, the parties entered into a settlement agreement, which does not have a material impact on Cox’s operations or liquidity. This settlement has been submitted to the court for final approval.

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

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

     On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case has been consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. The putative class includes persons who purchased and held shares of Excite@Home common stock between the time period March 28, 2000 and September 28, 2001. The sole count against Cox asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting “puffery,” dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. On December 24, 2003, the plaintiffs moved to certify a class of persons who purchased Excite@Home stock between March 28, 2000 and September 28, 2001, or held such stock as of April 28, 2000. This motion is pending. On February 17, 2004, the Court granted plaintiffs leave to file a motion to amend the complaint to add an additional claim for relief against all defendants under Section 14(a) of the Securities Exchange Act in connection with an allegedly false or misleading proxy statement issued by Excite@Home. On February 24, 2004, the Court granted Cox’s and Mr. Woodrow’s motion for reconsideration and dismissed plaintiffs’ allegations that Cox and Mr. Woodrow were “control persons”

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

with respect to primary violations of Rule 10b-5 alleged to have occurred after August 28, 2000. On April 5, 2004, Cox and certain other defendants jointly filed a motion to dismiss the Section 14(a) cause of action that was added in plaintiffs’ amended complaint, and briefing of that motion is ongoing. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2004 and 2003.

Results of Operations

     The following table sets forth summarized consolidated financial information for the three months ended March 31, 2004 and 2003.

	Three Months Ended
	March 31
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Revenues	$1,540,357	$1,366,282	$174,075	13%
Cost of services	635,816	579,792	56,024	10%
Selling, general and administrative expenses	337,308	307,036	30,272	10%
Depreciation and amortization	392,066	384,320	7,746	2%

Operating income	175,167	95,134	80,033	84%
Interest expense	(96,612)	(129,824)	(33,212)	(26%)
Loss on derivative instruments, net	(39)	(2,503)	(2,464)	(98%)
Gain (loss) on investments, net	26,809	(1,751)	28,560	NM
Equity in net income (losses) of affiliated companies	972	(2,164)	3,136	145%
Other, net	(1,509)	(341)	1,168	NM
Income tax expense (benefit)	46,100	(14,498)	60,598	NM
Minority interest, net of tax	(985)	(2,270)	(1,285)	(57%)

Net income (loss)	$57,703	$(29,221)	$86,924	NM

NM denotes percentage is not meaningful

Revenues

     The following table sets forth summarized revenue information for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
	2004	% of Total	2003	% of Total	$ Change	% Change
		(Thousands of Dollars)
Residential
Video	$950,631	62%	$898,942	66%	$51,689	6%
Data	257,683	17%	194,218	14%	63,465	33%
Telephony	133,960	9%	106,739	8%	27,221	26%
Other	26,507	1%	19,319	1%	7,188	37%

Total residential	1,368,781	89%	1,219,218	89%	149,563	12%
Commercial	83,183	5%	66,556	5%	16,627	25%
Advertising	88,393	6%	80,508	6%	7,885	10%

Total revenues	$1,540,357	100%	$1,366,282	100%	$174,075	13%

     The 13% increase in total revenues is primarily attributable to:

•	a 29% increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	an increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability; and

•	an increase in commercial broadband customers.

     Cox has experienced solid growth in digital cable, residential high-speed Internet and telephony customers. For the first quarter of 2004, Cox:

•	ended the quarter with approximately 6.4 million basic video customers, up 0.8% from March 31, 2003.

•	added 76,813 digital cable customers, which contributed to year-over-year growth of 19%.

•	added 161,442 high-speed Internet customers, which contributed to year-over-year growth of 38%.

•	added 78,959 telephony customers, which contributed to year-over-year customer growth of 36%.

     Cox expects its overall growth trend to continue; however, Cox has historically experienced slower customer growth in the second quarter, and management expects this trend to continue in 2004. Cox also anticipates continued customer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking, high-definition television and digital video recorders.

Costs and expenses (cost of services and selling, general and administrative expenses)

     The following table sets forth summarized operating expenses for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$317,659	$290,818	$26,841	9%
Other cost of services	318,157	288,974	29,183	10%

Total cost of services	635,816	579,792	56,024	10%
Selling, general and administrative
Marketing	78,982	66,262	12,720	19%
General and administrative	258,326	240,774	17,552	7%

Total selling, general and administrative	337,308	307,036	30,272	10%

Total costs and expenses	$973,124	$886,828	$86,296	10%

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

     Cost of services increased $56.0 million over the comparable period in 2003 due to a $26.8 million increase in programming costs reflecting programming rate increases and customer growth. Approximately 7% of the increase in programming costs was attributable to programming rate increases, and 2% was related to customer growth. Other cost of services increased $29.2 million, primarily due to 12% growth in basic video customers and advanced-service customers over the last twelve months, partially offset by cost savings achieved through successful field service initiatives.

     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $30.3 million primarily due to:

•	a $17.6 million increase in general and administrative expenses primarily related to increased salaries and benefits and the cost of trials of new video and telephony products; and

•	a $12.7 million increase in marketing expense primarily due to additional marketing related to new video products and an industry-wide campaign aimed at satellite competition, as well as a 6% increase in costs associated with Cox Media, Cox’s advertising sales business.

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

Depreciation and amortization

     Depreciation and amortization increased to $392.1 million from $384.3 million in the first quarter of 2003 due to an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services. Depreciation and amortization for the first quarter of 2003 included a $25.0 million non-cash impairment charge recognized upon completion of an impairment test of franchise value in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Cox completed its next impairment test in accordance with SFAS No. 142 in August 2003. The August 2003 test indicated no impairment of franchise value. Cox will continue to invest in its broadband network and new services, which management expects will result in increased revenues to offset increased depreciation expense.

Interest expense

     Interest expense decreased 26% to $96.6 million primarily due to interest savings as a result of Cox’s interest rate swap agreements and a reduction of outstanding indebtedness.

Loss on derivative instruments, net

     In August 2003, Cox terminated a series of prepaid forward contracts accounted for as zero-coupon debt. While these contracts were outstanding, changes in the market value of the Sprint PCS common stock associated with the contracts impacted the gain (loss) on derivative instruments. As a result of the termination of the contracts, the pre-tax loss on derivative instruments for the first quarter of 2004 was insignificant.

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

Gain (loss) on investments, net

     Net gain on investments of $26.8 million for the first quarter of 2004 was due to a $19.5 million pre-tax gain on the sale of 0.1 million shares of Sprint PCS preferred stock and a $7.3 million pre-tax gain on the sale of certain non-strategic investments. The net loss on investments for the comparable period in 2003 of $1.8 million is primarily due to a decline in the fair value of certain investments considered to be other than temporary and a pre-tax loss as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading.

Equity in net income (losses) of affiliated companies

     Equity in net income of affiliated companies for the first quarter of 2004 was $0.1 million compared to equity in net losses of affiliated companies of $2.2 million for the first quarter of 2003. Generally, this income (loss) is attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Net income (loss)

     Net income for the first quarter of 2004 was $57.7 million compared to net loss of $29.2 million for the comparable period in 2003.

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

     During the three months ended March 31, 2004, Cox made capital expenditures of $294.6 million. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises and costs associated with network equipment used to enter new service areas.

     Capital expenditures for the year ending 2004 are expected to be approximately $1.4 billion. Although management continuously reviews industry and economic conditions to identify opportunities, Cox does not have any current plans to make any material acquisitions or enter into any cable systems exchanges in 2004.

     Net commercial paper repayments during the three months ended March 31, 2004 were $155.0 million. During the three months ended March 31, 2004, Cox repaid $37.7 million of debt, which primarily consisted of the repurchase of its remaining outstanding convertible senior notes.

Sources of Cash

     During the three months ended March 31, 2004, Cox generated $378.8 million from operating activities. Proceeds from the sale of investments of $67.2 million included the sale of 0.1 million shares of Sprint PCS preferred stock for net proceeds of $56.9 million and the sale of certain other non-strategic investments for proceeds of $10.3 million.

Other

     At March 31, 2004, Cox had approximately $6.8 billion of outstanding indebtedness. Derivative adjustments in accordance with SFAS No. 133 have historically had a material impact on reported indebtedness. For example, reported indebtedness at March 31, 2003 of approximately $7.1 billion was net of certain derivative adjustments made in accordance with SFAS No. 133 that reduced the reported debt balance by approximately $1.4 billion. As a result of Cox’s purchase of substantially all of its exchangeable subordinated debentures, net settlement of its zero-coupon debt and sales of Sprint PCS stock during 2003, SFAS No. 133 adjustments did not significantly impact reported indebtedness at March 31, 2004 and are not expected to be material in the future.

     In addition, Cox had approximately $1.7 billion of total available financing capacity under its revolving credit facilities and commercial paper program at March 31, 2004. Cox currently expects to replace its existing 364-day and 5-year credit facilities with a new 5-year credit facility in the second quarter of 2004. Although the replacement facility is subject to negotiation and execution of definitive agreements, Cox anticipates that the new facility will provide for up to $1.25 billion of borrowing capacity and include terms substantially similar to the existing credit agreements.

Recent Developments

     In April 2004, Cox completed the sale of certain small, non-clustered cable systems in Oklahoma, Kansas, Texas, Missouri and Arkansas for aggregate cash consideration of approximately $54.6 million.

     In 2003, Cox purchased approximately 99% of its outstanding PRIZES and Premium PHONES pursuant to cash tender offers. On April 23, 2004, Cox notified holders of the PRIZES and Premium PHONES that it would redeem all remaining outstanding PRIZES and Premium PHONES on June 7, 2004. Cox currently expects the redemption price it will be required to pay to holders of the PRIZES and Premium PHONES pursuant to the respective governing instruments will be the original principal amount for each security, plus accrued and unpaid interest. Cox anticipates funding the anticipated $14.7 million total cost of such redemption with commercial paper borrowings or cash generated by operations.

     Effective as of April 23, 2004, Sprint Corporation eliminated its PCS tracking stock by mandating the exchange of its PCS shares for shares of its FON common stock. Cox currently holds certificates representing approximately 330,000 PCS shares and expects to exchange such shares for approximately 165,000 FON shares.

Caution Concerning Forward-Looking Statements

     This Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. These factors include competition within the broadband communications industry, Cox’s ability to achieve anticipated subscriber and revenue growth, Cox’s success in implementing new services and other operating initiatives, and Cox’s ability to generate sufficient cash flow to meet debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the “Caution Concerning Forward-Looking Statements” section of Cox’s Annual Report on Form 10-K for the year ended December 31, 2003. Cox assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Cox has estimated the fair value of its financial instruments as of March 31, 2004 and December 31, 2003 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

     The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox’s investments stated at fair value are estimated and recorded based on quoted market prices. The fair value of Cox’s equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly-traded and privately-held entities. Additional information pertinent to the value of Cox’s investments is discussed in Note 3. “Investments” in Part I, Item 1. “Condensed Consolidated Financial Statements.”

     The fair value of interest rate swaps used for hedging purposes was approximately $73.6 million and $61.2 million at March 31, 2004 and December 31, 2003, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

     Cox’s outstanding commercial paper bears interest at current market rates and, thus, approximates fair value at March 31, 2004 and December 31, 2003. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

     The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at March 31, 2004 and December 31, 2003 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at March 31, 2004 and December 31, 2003 is as follows:

	March 31, 2004			December 31, 2003
			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)
			(Millions of Dollars)
Fixed-rate notes and debentures	$6,668.7	$7,370.6	$7,802.8	$6,683.4	$7,323.0	$7,760.8
Exchangeable subordinated debentures	26.5	36.2	39.1	26.1	35.6	38.9

Item 4. Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer of Cox (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2004, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no changes in Cox’s internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Cox’s internal control over financial reporting.

     Cox’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

Part II - Other Information

Item 1. Legal Proceedings

     For a description of certain legal matters, refer to Note 12. “Commitments and Contingencies” in Part I, Item 1. “Condensed Consolidated Financial Statements.”

     Cox is also a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any legal proceedings currently pending will have a material adverse impact on Cox’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

     Cox has three outstanding series of exchangeable subordinated debentures, referred to as PRIZES, Premium PHONES and Discount Debentures, that were associated at issuance with shares of Sprint Corporation’s PCS tracking stock. Effective as of April 23, 2004, Sprint eliminated its PCS tracking stock by mandating the exchange of its PCS shares for shares of its FON common stock. Following this recombination, the PRIZES are exchangeable by holders for cash based on the value of one share of FON stock and the Discount Debentures are exchangeable by holders for, at Cox’s option, 3.794 shares of FON stock, cash based on the market value of such FON shares or a combination of both. Pursuant to the terms of the supplemental indenture governing the Premium PHONES, the holders’ exchange right terminated on April 23, 2004, upon notice that Cox would redeem all remaining outstanding Premium PHONES for cash.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters of a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	—	Amended Certificate of Incorporation of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)

3.2	—	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)

21	—	Subsidiaries of Cox Communications, Inc.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2004:

Form 8-K dated February 12, 2004 (furnished February 12, 2004) announcing Cox’s financial results for the quarter and year ended December 31, 2003 under Item 12 and furnishing a copy of Cox’s earnings press release under Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.

Date: May 5, 2004	/s/ Jimmy W. Hayes

Jimmy W. Hayes
Executive Vice President, Finance
and Chief Financial Officer
(principal financial officer and
duly authorized officer)