Form 10-Q
period 2004-06-30
COX COMMUNICATIONS INC /DE/
filed 2004-08-05
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

     There were 604,950,345 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of July 31, 2004.

Cox Communications, Inc.
Form 10-Q
For the Quarter Ended June 30, 2004

Preliminary Note

     This quarterly report on Form 10-Q is for the three and six-month periods ended June 30, 2004. This quarterly report modifies and supersedes documents filed prior to this quarterly report. In this quarterly report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise. The SEC allows Cox to “incorporate by reference” information that Cox files with it, which means that Cox can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Cox files with the SEC in the future will automatically update and supersede information contained in this quarterly report.

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements

Cox Communications, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2004	2003
	(unaudited)
	(Thousands of Dollars)
Assets
Current assets
Cash	$75,368	$83,841
Accounts and notes receivable, less allowance for doubtful accounts of $23,357 and $26,175	379,100	370,832
Amounts due from Cox Enterprises, Inc. (CEI)	10,871	—
Other current assets	147,316	131,106

Total current assets	612,655	585,779

Net plant and equipment	7,729,694	7,907,561
Investments	58,710	109,380
Intangible assets	16,029,591	15,697,495
Other noncurrent assets	76,720	117,361

Total assets	$24,507,370	$24,417,576

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$695,807	$778,708
Other current liabilities	444,773	450,553
Current portion of long-term debt	527,211	48,344
Amounts due to CEI	—	3,980

Total current liabilities	1,667,791	1,281,585

Deferred income taxes	6,568,869	6,388,970
Other noncurrent liabilities	157,877	164,070
Long-term debt, less current portion	6,136,613	6,963,456

Total liabilities	14,531,150	14,798,081

Commitments and contingencies (Note 12)
Minority interest in equity of consolidated subsidiaries	140,091	139,519
Shareholders’ equity
Series A preferred stock — liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 0 and 4,836,372	—	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 610,479,850 and 598,481,602; shares outstanding: 604,947,345 and 592,958,582	610,480	598,482
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	4,790,123	4,545,635
Retained earnings	4,621,006	4,500,621
Accumulated other comprehensive (loss) income	(4)	15,548
Class A common stock in treasury, at cost: 5,532,505 and 5,523,020 shares	(213,074)	(212,744)

Total shareholders’ equity	9,836,129	9,479,976

Total liabilities and shareholders’ equity	$24,507,370	$24,417,576

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
	(unaudited)
	(Thousands of Dollars, excluding share data)
Revenues	$1,595,240	$1,423,939	$3,135,597	$2,790,221
Costs and expenses
Cost of services (excluding depreciation and amortization)	644,627	590,122	1,280,443	1,169,914
Selling, general and administrative expenses	334,576	301,702	671,884	608,738
Depreciation and amortization	397,114	364,274	789,180	748,594
Loss (gain) on sale of cable systems	5,021	(469)	5,021	(469)

Operating income	213,902	168,310	389,069	263,444
Interest expense	(95,591)	(134,394)	(192,203)	(264,218)
Loss on derivative instruments, net	(15)	(24,197)	(54)	(26,700)
Gain on investments, net	2,326	124,146	29,135	122,395
Equity in net losses of affiliated companies	(1,167)	(4,354)	(195)	(6,518)
(Loss) gain on extinguishment of debt	(7,006)	3,896	(7,006)	3,896
Other, net	(258)	(616)	(1,767)	(957)

Income before income taxes and minority interest	112,191	132,791	216,979	91,342
Income tax expense (benefit)	49,922	13,402	96,022	(1,096)

Income before minority interest	62,269	119,389	120,957	92,438
Minority interest, net of tax	413	(1,644)	(572)	(3,914)

Net income	$62,682	$117,745	$120,385	$88,524

Share data
Basic net income per share
Basic weighted-average shares outstanding	621,755,118	620,256,065	621,221,210	620,239,661
Basic net income per share	$0.10	$0.19	$0.19	$0.14
Diluted net income per share
Diluted weighted-average shares outstanding	633,386,628	629,728,659	633,327,627	629,693,126
Diluted net income per share	$0.10	$0.19	$0.19	$0.14

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statement of Shareholders’ Equity

							Class A
						Accumulated	Common
	Series A	Common Stock		Additional		Other	Stock in
	Preferred			Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income (Loss)	at Cost	Total	Income
	(unaudited)
	(Thousands of Dollars)
December 31, 2003	$4,836	$598,482	$27,598	$4,545,635	$4,500,621	$15,548	$(212,744)	$9,479,976
Net income					120,385			120,385	$120,385

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised of $1,942)		786		19,245				20,031
Shares surrendered in connection with vesting of restricted stock							(330)	(330)
Conversion of Series A Preferred Stock to Class A Common Stock	(4,836)	11,212		225,243				231,619
Change in net accumulated unrealized gain on securities, net of tax						(15,552)		(15,552)	(15,552)

Other comprehensive loss									(15,552)

Comprehensive income									$104,833

June 30, 2004	$—	$610,480	$27,598	$4,790,123	$4,621,006	$(4)	$(213,074)	$9,836,129

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months
	Ended June 30
	2004	2003
	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net income	$120,385	$88,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	789,180	748,594
Loss (gain) on sale of cable system	5,021	(469)
Deferred income taxes	53,333	(232,527)
Loss on derivative instruments, net	54	26,700
Loss (gain) on extinguishment of debt	7,006	(3,896)
Write-off of debt issuance costs	—	36,063
Gain on investments, net	(29,135)	(122,395)
Equity in net losses of affiliated companies	195	6,518
Minority interest, net of tax	572	3,914
Other, net	6,138	77,870
(Increase) decrease in accounts and notes receivable	(9,510)	20,245
(Increase) decrease in other assets	(17,040)	33,829
Decrease in accounts payable and accrued expenses	(55,019)	(91,874)
Increase in taxes payable	18,178	231,290
Decrease in other liabilities	(31,938)	(3,518)

Net cash provided by operating activities	857,420	818,868

Cash flows from investing activities
Capital expenditures	(617,869)	(662,892)
Investments in affiliated companies	(15,827)	(8,412)
Proceeds from the sale of investments	70,230	161,739
(Increase) decrease in amounts due from CEI	(10,871)	21,109
Proceeds from the sale of cable systems	53,076	822
Other, net	12,312	(5,234)

Net cash used in investing activities	(508,949)	(492,868)

Cash flows from financing activities
Commercial paper (repayments) borrowings, net	(266,308)	110,000
Proceeds from issuance of debt	—	596,154
Repayment of debt	(72,549)	(1,124,971)
Proceeds from exercise of stock options	2,154	2,535
(Decrease) increase in amounts due to CEI	(3,980)	8,489
Premium paid on extinguishment of debt	—	(19,483)
Other, net	(16,261)	21,008

Net cash used in financing activities	(356,944)	(406,268)

Net decrease in cash	(8,473)	(80,268)
Cash at beginning of period	83,841	228,704

Cash at end of period	$75,368	$148,436

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended June 30, 2004

1.	Organization and Basis of Presentation

     Cox Communications, Inc. (Cox), an indirect 62.2% majority-owned subsidiary of Cox Enterprises, Inc. (CEI), is a multi-service broadband communications company serving approximately 6.6 million customers nationwide. Cox is the nation’s third-largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.

     The accompanying unaudited interim condensed consolidated financial statements of Cox have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the accompanying unaudited interim condensed consolidated financial statements have been made. All such adjustments are of a normal recurring nature. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Asset Retirement Obligations

     On January 1, 2003, Cox adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Certain of Cox’s franchise agreements and lease agreements contain provisions requiring Cox to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. Cox expects to continually renew its franchise agreements and lease agreements related to the continued operation of its broadband network, and has concluded that the related franchise right is an indefinite-lived intangible

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

asset. Accordingly, Cox has concluded that the timing of the settlement related to any potential asset retirement obligation is indeterminate. Cox continually monitors the renewal status of its franchise agreements and its lease agreements. In the unlikely event that it is anticipated that a franchise agreement or lease agreement containing such a provision will not be renewed and Cox is required to remove its equipment (and accordingly the timing of the settlement related to any potential asset retirement obligation can be estimated), Cox will record an estimated asset retirement obligation, if material.

Stock Compensation Plans

     At June 30, 2004, Cox had two stock-based compensation plans for employees, a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP), which are more fully described in Cox’s Annual Report on Form 10-K for the year ended December 31, 2003. Cox accounts for these plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying Class A common stock on the grant date; therefore, no employee compensation cost is reflected in net income with respect to options. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP. Cox recognizes compensation cost related to restricted stock awards granted under the LTIP, as the exercise price of the awards is less than the market value of the underlying Class A common stock on the grant date.

     The following table illustrates the effect on net income and net income per share if Cox had applied the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended
	June 30
	2004	2003
	(Thousands of Dollars,
	excluding per share data)
Net income, as reported	$62,682	$117,745
Add: Stock-based compensation, as reported, net of tax	1,319	559
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(8,337)	(6,654)

Pro forma net income	$55,664	$111,650
Net income per share:
Basic net income per share – as reported	$0.10	$0.19
Basic net income per share – pro forma	0.09	0.18
Diluted net income per share – as reported	$0.10	$0.19
Diluted net income per share – pro forma	0.09	0.18

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

	Six Months Ended
	June 30
	2004	2003
	(Thousands of Dollars,
	excluding per share data)
Net income, as reported	$120,385	$88,524
Add: Stock-based compensation, as reported, net of tax	2,024	653
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(15,101)	(11,516)

Pro forma net income	$107,308	$77,661
Net income per share:
Basic net income per share – as reported	$0.19	$0.14
Basic net income per share – pro forma	0.17	0.13
Diluted net income per share – as reported	$0.19	$0.14
Diluted net income per share – pro forma	0.17	0.12

Recently Issued Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (EITF) ratified its consensus related to the application guidance within EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 applies to investments in debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under APB Opinion 18 and related interpretations. EITF Issue No. 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The recognition and measurement guidance within EITF Issue No. 03-1 will be applied by Cox to other-than-temporary impairment evaluations beginning July 1, 2004. The adoption of EITF Issue No. 03-1 is not expected to have a material impact on Cox’s financial position or results of operations.

     In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-2 provides accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide prescription drug benefits and becomes effective for Cox on July 1, 2004. In accordance with FSP 106-2, Cox will begin to recognize the effects of the Act on July 1, 2004. The adoption of FSP 106-2 will not have a material impact on Cox’s financial position or results of operations.

Reclassifications

     Certain amounts in the 2003 unaudited interim condensed consolidated financial statements have been reclassified for comparative purposes with 2004.

3.	Investments

	June 30	December 31
	2004	2003
	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$243	$66,376
Derivative instruments	1,216	1,269
Equity method investments	44,605	31,088
Investments stated at cost	12,646	10,647

Total investments	$58,710	$109,380

Investments Stated at Fair Value

     The aggregate cost of Cox’s investments stated at fair value at June 30, 2004 and December 31, 2003 was $1.7 million and $42.5 million, respectively. Gross unrealized losses on investments were nominal as of June 30, 2004. Gross unrealized gains on investments were $25.3 million as of December 31, 2003. For the three and six months ended June 30, 2004, gross realized gains on investments stated at fair value were $2.3 million and $29.1 million, respectively. For the three and six months ended June 30, 2003, gross realized gains and losses on investments stated at fair value were $124.5 million and $0.4 million, respectively, and $124.5 million and $2.1 million, respectively. Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in Note 6. “Derivative Instruments and Hedging Activities.”

     Sprint Corporation. In March 2004, Cox sold 0.1 million shares of Sprint’s PCS Group preferred stock for aggregate net proceeds of approximately $56.9 million. Cox recognized a pre-tax gain of $19.5 million on the sale of these shares.

     In April 2004, Sprint eliminated its PCS tracking stock by mandating the exchange of its PCS shares for shares of its FON common stock. Cox held certificates representing approximately 330,000 PCS shares and received approximately 165,000 FON shares in exchange for the certificates. In June 2004, Cox sold the FON shares for net proceeds of approximately $3.0 million. Cox recognized a pre-tax gain of approximately $2.3 million on the sale of these shares. As a result of the sale, Cox no longer holds any shares of Sprint stock.

Other

     During the first quarter of 2004, Cox sold certain other non-strategic investments for aggregate net proceeds of approximately $10.3 million. Cox recognized a pre-tax gain of $7.3 million on the sale of these investments.

     Cox has several other fair value, equity and cost method investments that were not, individually or in the aggregate, significant in relation to the Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003.

4.	Intangible Assets

     On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Cox has determined that its franchise value intangible assets have an indefinite useful life. Cox assesses franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measures the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. In performing an impairment test in accordance with SFAS No. 142, Cox considers the guidance contained in EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, whereby Cox considers assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 2003 impairment test in accordance with SFAS No. 142 resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2003. Cox completed its next impairment test in accordance with SFAS No. 142 in August 2003. The August 2003 test indicated no impairment of franchise value.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

     Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets, which are no longer amortized:

	June 30, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(Thousands of Dollars)
Intangible assets subject to amortization	$58,148	$19,752	$38,396	$58,526	$21,855	$36,671
Franchise value			15,991,195			15,660,824

Total intangible assets			$16,029,591			$15,697,495

5.	Debt

	June 30	December 31
	2004	2003
	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	37,000	302,283
Medium-term notes	364,393	364,359
Notes and debentures	6,023,315	6,078,904
Exchangeable subordinated debentures	18,831	26,138
Capitalized lease obligations	198,367	217,992
Other	21,918	22,124

	6,663,824	7,011,800
Less current portion	527,211	48,344

Total long-term debt	$6,136,613	$6,963,456

     See Note 6. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivative instruments embedded in the exchangeable subordinated debentures, which have been classified as a component of debt in the Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003.

Revolving Credit Facilities

     In June 2004, Cox entered into a new five-year revolving bank credit facility with a capacity of $1.25 billion, which will be available through June 4, 2009. This new credit facility replaces Cox’s $900.0 million 364-day and $900.0 million five-year revolving bank credit facilities. At Cox’s election, the interest rate on the credit agreement is based on London Interbank Offered Rate (LIBOR), the certificate of deposit rate plus varying percentages or an alternate base rate. The credit agreement also imposes a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow, a measure of performance not calculated in accordance with GAAP, and a utilization fee based on the level of borrowing. Cox had no borrowings outstanding under any of its credit agreements at June 30, 2004 and December 31, 2003.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

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

Exchangeable Subordinated Debentures

     In 2003, Cox purchased approximately 99% of its outstanding exchangeable subordinated debentures due 2029 (PRIZES), approximately 99% of its outstanding 3% exchangeable subordinated debentures due 2030 (Premium PHONES) and approximately 97% of its outstanding exchangeable subordinated discount debentures due 2029 (Discount Debentures) pursuant to cash tender offers. In June 2004, Cox redeemed all remaining outstanding PRIZES and Premium PHONES for aggregate cash consideration of $14.7 million. Exchangeable subordinated debentures at June 30, 2004 were comprised of $62.3 million aggregate principal amount at maturity of Discount Debentures.

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

     The following table summarizes the notional amounts, weighted-average interest rate data and maturities for Cox’s interest rate swap agreements at June 30, 2004 and December 31, 2003:

	June 30	December 31
	2004	2003
Notional amount (in thousands)	$1,750,000	$1,750,000
Weighted-average fixed interest rate received	7.38%	7.38%
Weighted-average floating interest rate paid	3.76%	3.27%
Maturity	2004 – 2009	2004 – 2009

     As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced by $15.7 million and $33.8 million, respectively, during the three and six months ended June 30, 2004, and $15.2 million and $29.0 million, respectively, during the same periods in the prior year.

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

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

     Cox recorded nominal pre-tax losses on derivative instruments during the three and six months ended June 30, 2004 and pre-tax losses on derivative instruments of $24.2 million and $26.7 million during the three and six months ended June 30, 2003, respectively. Derivative adjustments made in accordance with SFAS No. 133 have historically had a material impact on reported indebtedness. As a result of Cox’s purchase of its exchangeable subordinated debentures, net settlement of its zero-coupon debt and sale of Sprint PCS stock during 2003, SFAS No. 133 adjustments did not significantly impact reported indebtedness at June 30, 2004 or December 31, 2003. The following is a detail of Cox’s loss on derivative instruments for the three and six months ended June 30, 2004 and 2003 followed by a summary of Cox’s derivative instruments.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Millions of Dollars)
Zero-coupon debt	$—	$(24.5)	$—	$(22.9)
Exchangeable subordinated debentures	—	0.4	—	0.6
Stock purchase warrants	—	(0.1)	(0.1)	(4.4)

Total loss on derivative instruments, net	$—	$(24.2)	$(0.1)	$(26.7)

Interest Rate Swap Agreements

     Cox utilizes interest rate swap agreements designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Condensed Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $21.0 million and $61.2 million at June 30, 2004 and December 31, 2003, respectively.

Zero-Coupon Debt

     In August 2003, Cox terminated its series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. Prior to the termination, these contracts met the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments were comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derived its value, in part, based on

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

the trading price of Sprint PCS common stock. Cox did not designate these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives were recognized in earnings and classified within gain (loss) on derivative instruments in Cox’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003.

Exchangeable Subordinated Debentures

     Prior to June 2004, Cox had three series of exchangeable subordinated debentures, referred to as PRIZES, Premium Phones, and Discount Debentures. In June 2004, Cox purchased all remaining outstanding PRIZES and Premium Phones; as a result, the only remaining exchangeable subordinated debentures are the Discount Debentures. The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives its value, in part, based on the trading price of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $0 at June 30, 2004 and December 31, 2003.

Stock Purchase Warrants

     Cox holds warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by the delivery of net shares such that Cox pays no cash upon exercise are deemed freestanding derivative instruments, as prescribed by SFAS No. 133. Cox has not designated net share warrants as hedging instruments; accordingly, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $1.2 million and $1.3 million at June 30, 2004 and December 31, 2003, respectively, and has been classified as a component of investments in the Condensed Consolidated Balance Sheets.

7.	Net Income Per Share

     The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net income for the three and six months ended June 30, 2004 and 2003:

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
	(Thousands of Dollars,
	excluding per share data)
Net income (A)	$62,682	$120,385

Basic weighted-average shares outstanding (B)	621,755	621,221
Effect of dilutive securities:
Restricted stock	1,231	1,249
Employee stock purchase plan	51	77
Convertible preferred stock	10,350	10,781

Diluted weighted-average shares outstanding (C)	633,387	633,328

Net Income per share
Basic net income per share (A/B)	$0.10	$0.19

Diluted net income per share (A/C)	$0.10	$0.19

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003
	(Thousands of Dollars,
	excluding per share data)
Net income (A)	$117,745	$88,524

Basic weighted-average shares outstanding (B)	620,256	620,240
Effect of dilutive securities:
Employee stock purchase plan	84	64
Convertible preferred stock	9,389	9,389

Diluted weighted-average shares outstanding (C)	629,729	629,693

Net income per share
Basic net income per share (A/B)	$0.19	$0.14

Diluted net income per share (A/C)	$0.19	$0.14

     For the three and six months ended June 30, 2004, 19.0 million Class A common shares related to employee stock-based compensation plans were not included in the computation of diluted net income per share because such effects would have been antidilutive for the period.

     For the three and six months ended June 30, 2003, 15.7 million Class A common shares related to employee stock-based compensation plans and convertible senior notes were not included in the computation of diluted net income per share because such effects would have been antidilutive for the period.

     In June 2004, all 4,836,372 issued and outstanding shares of Cox’s Series A convertible preferred stock were converted into 11,212,121 shares of Cox’s Class A common stock, in accordance with the terms of the Series A convertible preferred stock. Cox issued the Series A convertible preferred stock in October 1998 in conjunction with its acquisition of a cable system located in Las Vegas, Nevada. In accordance with SFAS No. 141, Cox recorded additional franchise value of $367.6 million, which includes the related deferred tax effects, representing the appreciation realized upon conversion of the Series A convertible preferred stock as contingent purchase price related to the acquisition. Upon conversion, all of the issued and outstanding shares of Series A convertible preferred stock were retired.

8.	Transactions with Affiliated Companies

     Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. The amount due from CEI at June 30, 2004 was $10.9 million and the amount due to CEI at December 31, 2003 was $4.0 million. The interest rate was 1.3% at June 30, 2004 and December 31, 2003, respectively. Included in amounts due (to)/from CEI are the following transactions:

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

(Thousands of Dollars)
Intercompany due to CEI, December 31, 2003	$(3,980)
Cash transferred to CEI	170,032
Net operating expense reimbursements	(155,181)

Intercompany due from CEI, June 30, 2004	$10,871

9.	Retirement Plans

     The following table provides a detail of the components of net periodic benefit cost for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30
	2004		2003
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Service cost	$8,714	$1,404	$6,385	$1,075
Interest cost	5,650	916	4,337	699
Expected return on plan assets	(7,408)	(445)	(4,855)	—
Prior service cost amortization	59	—	54	—
Actuarial (gain) loss amortization	1,037	27	392	(22)

Net periodic benefit cost	$8,052	$1,902	$6,313	$1,752

	Six Months Ended June 30
	2004		2003
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Service cost	$15,907	$2,742	$12,770	$2,150
Interest cost	10,921	1,693	8,674	1,398
Expected return on plan assets	(13,199)	(746)	(9,710)	—
Prior service cost amortization	118	—	108	—
Actuarial (gain) loss amortization	1,932	102	784	(44)

Net periodic benefit cost	$15,679	$3,791	$12,626	$3,504

     Cox contributed its total planned 2003 plan year contributions for the funded pension plans during 2003. Due to this accelerated contribution, Cox does not anticipate additional contributions during 2004 for the funded pension plans.

     Cox contributed $2.4 million on January 7, 2004 into its account to fund post-retirement welfare benefits. Additional contributions, if any, will be determined later in 2004.

10.	Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances); however, the FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

controlling interests in consolidated limited-life subsidiaries. For all periods presented, Cox consolidated a 75% majority-owned interest in a limited-life partnership. The estimated liquidation value of the 25% minority interest was approximately $177.0 million as of June 30, 2004.

11.	Supplemental Financial Information

	June 30	December 31
	2004	2003
	(Thousands of Dollars)
Other current assets
Inventory	$62,898	$49,137
Prepaid assets	42,273	37,600
Deferred income tax asset	34,393	34,393
Other	7,752	9,976

Total other current assets	$147,316	$131,106

Other current liabilities
Deposits and advances	$95,335	$92,008
Income tax payable	232,161	232,161
Other	117,277	142,619

Total other current liabilities	$444,773	$450,553

	Six Months Ended
	June 30
	2004	2003
	(Thousands of Dollars)
Significant non-cash transactions
Conversion of Series A preferred stock to Class A common stock	$367,648	$—
Additional cash flow information
Cash paid for interest	$188,611	$192,975
Cash paid for income taxes	24,981	1,116

12.	Commitments and Contingencies

     In connection with certain of Cox’s recent acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of June 30, 2004, Cox believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

not have a material impact on Cox’s operations or liquidity. This settlement has been submitted to the court for final approval.

     On November 14, 2000, GTE.NET, L.L.C. d/b/a Verizon Internet Solutions and Verizon Select Services, Inc. filed suit against Cox in the United States District Court for the Southern District of California. Verizon alleged that Cox has violated various sections of the Communications Act of 1934 by allegedly refusing to provide Verizon with broadband telecommunications service and interconnection, among other things. On November 29, 2000, Verizon amended its complaint to add CoxCom, Inc. (CoxCom), a subsidiary of Cox, as an additional defendant. On January 8, 2002, Verizon filed a second amended complaint, dropping its claims for interconnections and damages. Verizon seeks various forms of relief, including declaratory and injunctive relief. On January 29, 2002, the Court granted defendants’ motion to stay the case on primary jurisdiction grounds. Cox and CoxCom intend to defend this action vigorously. The outcome cannot be predicted at this time.

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

     On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case has been consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. The putative class includes persons who purchased and held shares of Excite@Home common stock between the time period March 28, 2000 and September 28, 2001. The complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting “puffery,” dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. On December 24, 2003, the plaintiffs moved to certify a class of persons who purchased Excite@Home stock between March 28, 2000 and September 28, 2001, or held such stock as of April 28, 2000. This motion is pending. On February 17, 2004, the Court granted plaintiffs leave to file a motion to amend the complaint to add an additional claim for relief against all defendants under Section 14(a) of the Securities Exchange Act in connection with an allegedly false or misleading proxy statement issued by Excite@Home. On February 24, 2004, the Court granted Cox’s and Mr. Woodrow’s motion for reconsideration and dismissed plaintiffs’ allegations that Cox and Mr. Woodrow were “control persons” with respect to primary violations of Rule 10b-5 alleged to have occurred after August 28, 2000. On April 5, 2004, Cox and certain other defendants jointly filed a motion to dismiss the Section 14(a) cause of action that was added in plaintiffs’ amended complaint, and briefing of that motion has concluded. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

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

     On June 14, 2004, Acacia Media Technologies Corporation filed a lawsuit against Cox and Hospitality Network, Inc., (a wholly-owned subsidiary of Cox) among others, in the United States District Court for the Northern District of California asserting claims for patent infringement. Specifically, the complaint alleges that Cox and Hospitality Network have infringed Acacia Media’s U.S. Patent Nos. 5,132,992, 5,550, 863, and 6,144,702 and that Cox has also infringed certain Acacia Media patents. The complaint seeks preliminary and permanent injunctive relief and damages in an unspecified amount. On June 18, 2004, prior to being served with the Acacia Media Complaint, CoxCom, Inc. and Hospitality Network filed a lawsuit against Acacia Media in the United States District Court for the Northern District of Georgia seeking a declaratory judgment that the Acacia Media patents are invalid and that CoxCom and Hospitality Network are not infringing those patents. On July 7, 2004, Acacia Media filed an amended complaint to its

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

lawsuit to add CoxCom as a defendant. The deadline for Cox, CoxCom and Hospitality Network to answer or otherwise respond to the amended complaint is August 13, 2004. The deadline for Acacia Media to answer or otherwise respond to CoxCom and Hospitality Network’s complaint is July 28, 2004. Cox, CoxCom and Hospitality Network intend to defend the action vigorously. The outcome cannot be predicted at this time.

     Nine purported class action lawsuits have been filed naming Cox and each of its directors as defendants. Eight of the lawsuits also name Cox Enterprises, Inc. (CEI) as a defendant. The complaints allege, among other things, that the defendants have breached their fiduciary duties to the stockholders of Cox in connection with CEI’s proposal to acquire the outstanding publicly held minority interest in Cox. The complaints also seek variously the certification of a class of Cox stockholders, preliminary and permanent injunctive relief prohibiting the defendants from proceeding with CEI’s proposal or requiring them to take certain actions with respect to CEI’s proposal, an accounting or compensatory damages (except in one instance), attorneys’ fees and costs, and other relief, and in certain complaints, rescission or other damages in the event CEI’s proposal is consummated.

     On August 2, 2004, the following lawsuits were filed in the Delaware Court of Chancery: Smith v. Cox Communications Inc. et al.; Wilson v. Cox Enterprises Inc., et al.; Steiner v. Cox Communications Inc., et al.; Guerin v. Cox Enterprises Inc. et al.; Eastside Investors LLP v. Cox Communications Inc., et al.; and Hill v. Cox Communications Inc. et al. On August 3, 2004, an additional action captioned Schaefer v. Cox Communications, Inc., et al. was filed in the Delaware Court of Chancery. The outcome of these actions cannot be predicted at this time.

     Also on August 2, 2004, two other purported shareholders of Cox also filed lawsuits in the Superior Court of Fulton County, Georgia; Brody v. Cox Communications, Inc., et al.; and Golombuski v. Kennedy, et al. In addition to the allegations set forth above, the complaint in the Golombuski action also alleges derivative claims on behalf of Cox for corporate waste, abuse of control, breach of fiduciary duty and unjust enrichment. The outcome of these actions cannot be predicted at this time.

     Cox and its subsidiaries are parties to various other legal proceedings that are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox’s consolidated financial position, results of operations or cash flows.

13.     Subsequent Event

     On August 2, 2004, Cox received Cox Enterprises’ proposal to acquire the outstanding, publicly-held minority interest in Cox. Cox’s Board of Directors will appoint a special committee of independent directors to review Cox Enterprises’ proposal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and six-month periods ended June 30, 2004 and 2003.

Results of Operations

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

     The following table sets forth summarized consolidated financial information for the three months ended June 30, 2004 and 2003.

	Three Months Ended
	June 30
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Revenues	$1,595,240	$1,423,939	$171,301	12%
Cost of services	644,627	590,122	54,505	9%
Selling, general and administrative expenses	334,576	301,702	32,874	11%
Depreciation and amortization	397,114	364,274	32,840	9%
Loss (gain) on sale of cable systems	5,021	(469)	5,490	NM

Operating income	213,902	168,310	45,592	27%
Interest expense	(95,591)	(134,394)	(38,803)	(29%)
Loss on derivative instruments, net	(15)	(24,197)	(24,182)	(100%)
Gain on investments, net	2,326	124,146	(121,820)	(98%)
Equity in net losses of affiliated companies	(1,167)	(4,354)	(3,187)	(73%)
(Loss) gain on extinguishment of debt	(7,006)	3,896	(10,902)	NM
Other, net	(258)	(616)	(358)	(58%)
Income tax expense	49,922	13,402	36,520	272%
Minority interest, net of tax	413	(1,644)	(2,057)	(125%)

Net income	$62,682	$117,745	$(55,063)	(47%)

NM denotes percentage is not meaningful

Revenues

     The following table sets forth summarized revenue information for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30
	2004	% of Total	2003	% of Total	$ Change	% Change
	(Thousands of Dollars)
Residential
Video	$960,914	60%	$907,901	64%	$53,013	6%
Data	270,545	17%	210,700	15%	59,845	28%
Telephony	144,111	9%	116,449	8%	27,662	24%
Other	26,336	2%	20,538	1%	5,798	28%

Total residential	1,401,906	88%	1,255,588	88%	146,318	12%
Commercial	86,338	5%	70,078	5%	16,260	23%
Advertising	106,996	7%	98,273	7%	8,723	9%

Total revenues	$1,595,240	100%	$1,423,939	100%	$171,301	12%

     The $171.3 million increase in total revenues is primarily attributable to:

•	a 27% increase in customers for advanced services, which include digital cable, high-speed Internet access and telephony customers;

•	an increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability; and

•	an increase in commercial broadband customers, as well as an increase in advertising sales.

     Cox has experienced solid growth in digital cable, residential high-speed Internet and telephony customers. For the second quarter of 2004, Cox:

•	ended the quarter with approximately 6.3 million basic video customers, up 0.6% from June 30, 2003.

•	added 60,351 digital cable customers, which contributed to year-over-year growth of 18%.

•	added 97,517 high-speed Internet customers, which contributed to year-over-year growth of 34%.

•	added 66,265 telephony customers, which contributed to year-over-year customer growth of 35%.

     Cox experiences some seasonality in its business, primarily as a result of college students leaving school for the summer break and people traveling to warmer climates for the winter months. The college students’ annual summer departure contributed to a slight decline in basic video customers during the second quarter of 2004. This seasonality has generally resulted in increased revenues during the third quarter of the year. Cox expects this trend to continue in 2004.

     Cox expects its overall growth trend to continue. Cox also anticipates continued customer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking, high-definition television and digital video recorders.

Costs and expenses (cost of services and selling, general and administrative expenses)

     The following table sets forth summarized operating expenses for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$320,725	$286,682	$34,043	12%
Other cost of services	323,902	303,440	20,462	7%

Total cost of services	644,627	590,122	54,505	9%
Selling, general and administrative
Marketing	83,431	74,476	8,955	12%
General and administrative	251,145	227,226	23,919	11%

Total selling, general and administrative	334,576	301,702	32,874	11%

Total costs and expenses	$979,203	$891,824	$87,379	10%

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

     Cost of services increased $54.5 million over the comparable period in 2003 due to a $34.0 million increase in programming costs reflecting programming rate increases and customer growth. Approximately 10% of the increase in programming costs was attributable to programming rate increases, and 2% was related to customer growth. Other cost of services increased $20.5 million, primarily due to 27% growth in advanced-service customers over the last twelve months, partially offset by cost savings achieved through successful field service initiatives.

     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $32.9 million due to:

•	a $23.9 million increase in general and administrative expenses primarily related to increased salaries and benefits and the cost of trials of new video and telephony products; and

•	a $9.0 million increase in marketing expense primarily due to additional marketing related to new video products and an industry-wide campaign aimed at satellite competition, as well as a 9% increase in marketing costs associated with Cox Media, Cox’s advertising sales business.

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

Depreciation and amortization

     Depreciation and amortization increased to $397.1 million from $364.3 million in the second quarter of 2003 due to an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services.

Loss (gain) on sale of cable systems

     In the second quarter of 2004, Cox recorded a $5.0 million pre-tax loss on the sale of certain small, non-clustered cable systems in Oklahoma, Kansas, Texas and Arkansas, which in the aggregate consisted of approximately 53,000 basic cable subscribers.

Interest expense

     Interest expense decreased 29% to $95.6 million primarily due to a reduction of outstanding indebtedness and interest savings as a result of Cox’s interest rate swap agreements.

Loss on derivative instruments, net

     In August 2003, Cox terminated a series of prepaid forward contracts accounted for as zero-coupon debt. While these contracts were outstanding, changes in the market value of the Sprint PCS common stock associated with the contracts impacted the loss on derivative instruments. As a result of the termination of the contracts, the pre-tax loss on derivative instruments for the second quarter of 2004 was insignificant. During the second quarter of 2003, Cox recorded a $24.2 million pre-tax loss on derivative instruments primarily resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt that were indexed to shares of Sprint PCS common stock that Cox owned.

Gain on investments, net

     Net gain on investments of $2.3 million for the second quarter of 2004 was due to the sale of all remaining shares of Sprint stock held by Cox. The net gain on investments for the comparable period in 2003 of $124.1 million was primarily due to a $97.2 million pre-tax gain on the sale of 32.9 million shares of Sprint PCS common stock and a $27.1 million pre-tax gain as a result of the change in the market value of Cox’s investment in Sprint PCS common stock classified as trading.

Equity in net losses of affiliated companies

     Equity in net losses of affiliated companies for the second quarter of 2004 was $1.2 million compared to $4.4 million for the second quarter of 2003. Generally, this loss is attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

(Loss) gain on extinguishment of debt

     During the second quarter of 2004, Cox recorded a $7.0 million pre-tax loss on extinguishment of debt due to the redemption of $14.6 million aggregate principal amount of Cox’s exchangeable subordinated debentures due 2029 (PRIZES) and $0.1 million aggregate principal amount of Cox’s 3% exchangeable subordinated debentures due 2030 (Premium PHONES), which represented all remaining outstanding PRIZES and Premium PHONES. During the comparable period in 2003, Cox recorded a $3.9 million pre-tax gain resulting from the purchase of $1.3 billion aggregate principal amount of the PRIZES and $274.9 million aggregate principal amount of the Premium PHONES pursuant to Cox’s offer to purchase any and all PRIZES and Premium PHONES.

Income tax expense (benefit)

     Income tax expense was $49.9 million for the second quarter of 2004 compared to $13.4 million for the same period in 2003. The change in the effective tax rate was primarily due to the impact of investing and financing transactions in the prior year, along with varying effective state tax rates across Cox’s operations.

Net income

     Net income for the second quarter of 2004 was $62.7 million compared to $117.7 million for the comparable period in 2003.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

     The following table sets forth summarized consolidated financial information for the six months ended June 30, 2004 and 2003.

	Six Months Ended
	June 30
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Revenues	$3,135,597	$2,790,221	$345,376	12%
Cost of services	1,280,443	1,169,914	110,529	9%
Selling, general and administrative expenses	671,884	608,738	63,146	10%
Depreciation and amortization	789,180	748,594	40,586	5%
Loss (gain) on sale of cable systems	5,021	(469)	5,490	NM
Operating income	389,069	263,444	125,625	48%
Interest expense	(192,203)	(264,218)	(72,015)	(27%)
Loss on derivative instruments, net	(54)	(26,700)	(26,646)	(100%)
Gain on investments, net	29,135	122,395	(93,260)	(76%)
Equity in net losses of affiliated companies	(195)	(6,518)	(6,323)	(97%)
(Loss) gain on extinguishment of debt	(7,006)	3,896	(10,902)	NM
Other, net	(1,767)	(957)	810	85%
Income tax expense (benefit)	96,022	(1,096)	97,118	NM
Minority interest, net of tax	(572)	(3,914)	(3,342)	(85%)

Net income	$120,385	$88,524	$31,861	36%

NM denotes percentage is not meaningful

Revenues

     The following table sets forth summarized revenue information for the six months ended June 30, 2004 and 2003.

	Six Months Ended June 30
	2004	% of Total	2003	% of Total	$ Change	% Change
	(Thousands of Dollars)
Residential
Video	$1,911,545	61%	$1,806,843	65%	$104,702	6%
Data	528,228	17%	404,918	15%	123,310	30%
Telephony	278,071	9%	223,188	8%	54,883	25%
Other	52,843	2%	39,857	1%	12,986	33%

Total residential	2,770,687	89%	2,474,806	89%	295,881	12%
Commercial	169,521	5%	136,634	5%	32,887	24%
Advertising	195,389	6%	178,781	6%	16,608	9%

Total revenues	$3,135,597	100%	$2,790,221	100%	$345,376	12%

     The $345.4 million increase in total revenues is primarily attributable to:

•	a 27% increase in customers for advanced services, which include digital cable, high-speed Internet access and telephony customers;

•	an increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability; and

•	an increase in commercial broadband customers, as well as an increase in advertising sales.

     Cox has experienced solid growth in digital cable, residential high-speed Internet and telephony customers. For the six months ended June 30, 2004, Cox:

•	ended the period with approximately 6.3 million basic video customers, up 0.6% from June 30, 2003.

•	added 137,304 digital cable customers, which contributed to year-over-year growth of 18%.

•	added 258,872 high-speed Internet customers, which contributed to year-over-year growth of 34%.

•	added 145,224 telephony customers, which contributed to year-over-year customer growth of 35%.

     Cox expects its overall growth trend to continue. Cox also anticipates continued customer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking, high-definition television and digital video recorders.

Costs and expenses (cost of services and selling, general and administrative expenses)

     The following table sets forth summarized operating expenses for the six months ended June 30, 2004 and 2003.

	Six Months Ended June 30
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$638,384	$577,500	$60,884	11%
Other cost of services	642,059	592,414	49,645	8%

Total cost of services	1,280,443	1,169,914	110,529	9%
Selling, general and administrative
Marketing	162,412	140,739	21,673	15%
General and administrative	509,472	467,999	41,473	9%

Total selling, general and administrative	671,884	608,738	63,146	10%

Total costs and expenses	$1,952,327	$1,778,652	$173,675	10%

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

     Cost of services increased $110.5 million over the comparable period in 2003 due to a $60.9 million increase in programming costs reflecting programming rate increases and customer growth. Approximately 9% of the increase in programming costs was attributable to programming rate increases, and 2% was related to customer growth. Other cost of services increased $49.6 million, primarily due to 27% growth in advanced-service customers over the last twelve months, partially offset by cost savings achieved through successful field service initiatives.

     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $63.1 million primarily due to:

•	a $41.5 million increase in general and administrative expenses primarily related to increased salaries and benefits and the cost of trials of new video and telephony products; and

•	a $21.7 million increase in marketing expense primarily due to additional marketing related to new video products and an industry-wide campaign aimed at satellite competition, as well as an 8% increase in marketing costs associated with Cox Media, Cox’s advertising sales business.

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

Depreciation and amortization

     Depreciation and amortization increased to $789.2 million from $748.6 million in the six months ended June 30, 2003. This was mainly due to an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services.

Interest expense

     Interest expense decreased 27% to $192.2 million primarily due to interest savings as a result of a reduction of outstanding indebtedness and Cox’s interest rate swap agreements.

Loss on derivative instruments, net

     In August 2003, Cox terminated a series of prepaid forward contracts accounted for as zero-coupon debt. While these contracts were outstanding, changes in the market value of the Sprint PCS common stock associated with the contracts impacted the loss on derivative instruments. As a result of the termination of the contracts, the pre-tax loss on derivative instruments for the six months ended June 30, 2004 was insignificant. For the six months ended June 30, 2003, Cox recorded a $26.7 million pre-tax loss on derivative instruments primarily due to a $22.9 million pre-tax loss resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt that were indexed to shares of Sprint PCS common stock and a $4.4 million pre-tax loss resulting from the change in the fair value of Cox’s net settleable warrants.

Gain on investments, net

     Net gain on investments of $29.1 million for the six months ended June 30, 2004 was due to a $2.3 million pre-tax gain on the sale of all remaining shares of Sprint stock held by Cox, a $19.5 million pre-tax gain on the sale of 0.1 million shares of Sprint PCS preferred stock and a $7.3 million pre-tax gain on the sale of certain other non-strategic investments. Net gain on investments for the comparable period in 2003 of $122.4 million was primarily due to a $97.2 million pre-tax gain on the sale of 32.9 million shares of Sprint PCS common stock and a $27.1 million pre-tax gain as a result of the change in market value of Cox’s investment in Sprint PCS common stock classified as trading.

Equity in net losses of affiliated companies

     Equity in net losses of affiliated companies for the six months ended June 30, 2004 was $0.2 million compared to $6.5 million for the comparable period in 2003. Generally, this loss is attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Income tax expense (benefit)

     Income tax expense was $96.0 million for the six months ended June 30, 2004 compared to income tax benefit of $1.1 million for the same period in 2003. The change in the effective tax rate was primarily due to the impact of investing and financing transactions in the prior year, along with varying effective state tax rates across Cox’s operations.

Net income

     Net income for the six months ended June 30, 2004 was $120.4 million compared to net income of $88.5 million for the comparable period in 2003.

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

     During the six months ended June 30, 2004, Cox made capital expenditures of $617.9 million. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises and costs associated with network equipment used to enter new service areas.

     Capital expenditures for the year ending 2004 are expected to be approximately $1.4 billion. Although management continuously reviews industry and economic conditions to identify opportunities, Cox does not have any current plans to make any material acquisitions or enter into any cable systems exchanges in 2004.

     Net commercial paper repayments during the six months ended June 30, 2004 were $266.3 million. During the six months ended June 30, 2004, Cox repaid $72.5 million of debt, which included the repurchase of its remaining outstanding convertible senior notes, PRIZES and Premium PHONES.

Sources of Cash

     During the six months ended June 30, 2004, Cox generated $857.4 million from operating activities. Proceeds from the sale of investments of $70.2 million included the sale of 0.1 million shares of Sprint PCS preferred stock for net proceeds of $56.9 million, the sale of certain other non-strategic investments for proceeds of $10.3 million and the sale of all remaining Sprint stock for proceeds of $3.0 million. Cox received net proceeds of approximately $53.1 million from the sale of certain small, non-clustered cable systems in Oklahoma, Kansas, Texas and Arkansas.

Other

     At June 30, 2004, Cox had approximately $6.7 billion of outstanding indebtedness. Derivative adjustments in accordance with SFAS No. 133 reduced the reported debt balance at June 30, 2003 by approximately $611.2 million to approximately $7.0 billion. As a result of Cox’s purchase of substantially all of its exchangeable subordinated debentures, net settlement of its zero-coupon debt and sales of Sprint PCS stock during 2003, SFAS No. 133 adjustments did not significantly impact reported indebtedness at June 30, 2004 and are not expected to be material in the future.

Recent Developments

     In July 2004, Cox received notice from DR Partners of its election to exercise its right to require that Cox purchase its 25% interest in TCA Cable Partners, pursuant to the partnership agreement. The partnership is a general partnership owned 75% by Cox (indirectly owned through subsidiaries) and 25% by DR Partners, operating cable systems in the Southwest, mainly Arkansas, serving approximately 260,000 customers. The price payable to DR Partners by Cox will be determined by a negotiation between DR Partners and Cox, and if they are unable to reach agreement, then an investment advisor will be engaged to determine the purchase price. Cox cannot predict the outcome of the negotiations or, if necessary, the appraisal process at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Cox has estimated the fair value of its financial instruments as of June 30, 2004 and December 31, 2003 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

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

     The fair value of interest rate swaps used for hedging purposes was approximately $21.0 million and $61.2 million at June 30, 2004 and December 31, 2003, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

     Cox’s outstanding commercial paper bears interest at current market rates and, thus, approximates fair value at June 30, 2004 and December 31, 2003. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

     The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at June 30, 2004 and December 31, 2003 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004			December 31, 2003
			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)
	(Millions of Dollars)
Fixed-rate notes and Debentures	$6,608.0	$6,979.5	$7,369.7	$6,683.4	$7,323.0	$7,760.8
Exchangeable subordinated Debentures	18.8	30.4	30.7	26.1	35.6	38.9

Item 4. Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer of Cox (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2004, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no changes in Cox’s internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Cox’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     As of June 30, 2004, Cox had one outstanding series of exchangeable subordinated debentures, referred to as Discount Debentures, that were associated at issuance with shares of Sprint Corporation’s stock. Effective as of April 23, 2004, Sprint eliminated its PCS tracking stock by mandating the exchange of its PCS shares for shares of its FON common stock. Following this recombination, the Discount Debentures are exchangeable by holders for, at Cox’s option, 3.794 shares of FON stock, cash based on the market value of such FON shares or a combination of both.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters of a Vote of Security Holders.

     Cox held its Annual Meeting of Stockholders on May 18, 2004. Two matters were voted upon at the meeting: (a) the election of a Board of Directors of seven members to serve until the 2005 Annual Meeting or until their successors are duly elected and qualified; and (b) approval of Cox’s 2004 Employee Stock Purchase Plan.

     The following directors were elected, and they received the votes indicated:

Nominee	Votes in Favor	Votes Withheld
James C. Kennedy	764,722,378	43,206,964
G. Dennis Berry	764,805,863	43,123,479
Janet M. Clarke	796,324,080	11,605,262
Robert C. O’Leary	764,794,337	43,135,005
James O. Robbins	764,912,787	43,016,555
Rodney W. Schrock	794,858,036	13,071,306
Andrew J. Young	761,172,203	46,757,139

The 2004 Employee Stock Purchase Plan was approved, with 779,743,634 votes in favor 3,577,545 votes in opposition, 294,499 abstentions, and 24,313,664 broker non-votes.

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	—	Amended Certificate of Incorporation of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)

3.2	—	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)

10.1	—	Five-Year Credit Agreement, dated as of June 4, 2004, by and among Cox Communications, Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent for the Lenders, Bank of America, N.A., as Co-Syndication Agent, Wachovia Bank, National Association, as Co-Syndication Agent, J.P. Morgan Securities Inc., as Co-Lead Arranger and Joint Bookrunner, and Bank of America Securities, LLC, as Co-Lead Agent and Bookrunner

10.2	—	Share Conversion Agreement, dated as of June 23, 2004, by and among (1) Brian L. Greenspun, Trustee of the Unified Credit Trust of the Declaration of Trust for the Greenspun Family, dated December 6, 1988, G.C. Investments, LLC (f/k/a G.C. Investments, a Limited Liability Company), Greenspun Legacy Limited Partnership, and 3G Capital, LLC, and (2) Cox Communications, Inc.

21	—	Subsidiaries of Cox Communications, Inc.

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2004:

Form 8-K dated June 4, 2004 (filed June 9, 2004) announcing Cox’s entry into five-year credit agreement and Cox’s redemption of all remaining outstanding Exchangeable Subordinated Debentures due 2029 (PRIZES) and all remaining outstanding 3% Exchangeable Subordinated Debentures due 2030 (Premium PHONES) under Item 5 and furnishing a copy of Cox’s redemption press release under Item 7.

Form 8-K dated June 23, 2004 (filed June 24, 2004) announcing Cox’s conversion of all its outstanding shares of Class A Convertible Preferred Stock into shares of Class A Common Stock under Item 5.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.

Date: August 4, 2004	/s/ Jimmy W. Hayes

Jimmy W. Hayes
Executive Vice President, Finance
and Chief Financial Officer
(principal financial officer and
duly authorized officer)