Form 10-Q
period 2004-09-30
COX COMMUNICATIONS INC /DE/
filed 2004-11-04
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

     There were 606,319,354 shares of Class A Common Stock and 27,597,792 shares of Class C Common Stock outstanding as of October 31, 2004.

Cox Communications, Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2004

Preliminary Note

     This quarterly report on Form 10-Q is for the three and nine-month periods ended September 30, 2004. This quarterly report modifies and supersedes documents filed prior to this quarterly report. In this quarterly report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise. The SEC allows Cox to “incorporate by reference” information that Cox files with it, which means that Cox can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Cox files with the SEC in the future will automatically update and supersede information contained in this quarterly report.

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Cox Communications, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2004	2003
	(unaudited)
	(Thousands of Dollars)
Assets
Current assets
Cash	$137,313	$83,841
Accounts and notes receivable, less allowance for doubtful accounts of $26,669 and $26,175	383,981	370,832
Other current assets	129,241	131,106

Total current assets	650,535	585,779

Net plant and equipment	7,739,990	7,907,561
Investments	58,901	109,380
Intangible assets	16,185,669	15,697,495
Other noncurrent assets	85,936	117,361

Total assets	$24,721,031	$24,417,576

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$749,833	$778,708
Other current liabilities	402,030	450,553
Current portion of long-term debt	56,071	48,344
Amounts due to CEI	12,581	3,980

Total current liabilities	1,220,515	1,281,585

Deferred income taxes	6,637,029	6,388,970
Other noncurrent liabilities	224,891	164,070
Long-term debt, less current portion	6,615,707	6,963,456

Total liabilities	14,698,142	14,798,081

Commitments and contingencies (Note 12)
Minority interest in equity of consolidated subsidiaries	—	139,519
Shareholders’ equity
Series A preferred stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 0 and 4,836,372	—	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 610,642,602 and 598,481,602; shares outstanding: 605,110,097 and 592,958,582	610,642	598,482
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	27,598	27,598
Additional paid-in capital	4,934,737	4,545,635
Retained earnings	4,662,966	4,500,621
Accumulated other comprehensive income	20	15,548
Class A common stock in treasury, at cost: 5,532,505 and 5,523,020 shares	(213,074)	(212,744)

Total shareholders’ equity	10,022,889	9,479,976

Total liabilities and shareholders’ equity	$24,721,031	$24,417,576

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
		(unaudited)
		(Thousands of Dollars, excluding share data)
Revenues	$1,618,059	$1,460,168	$4,753,656	$4,250,389
Costs and expenses
Cost of services (excluding depreciation and amortization)	666,924	617,013	1,947,367	1,786,926
Selling, general and administrative expenses	343,852	299,693	1,015,736	908,432
Loss on litigation	22,600	—	22,600	—
Depreciation and amortization	400,871	382,053	1,190,051	1,130,647
Loss (gain) on sale of cable systems	—	—	5,021	(469)

Operating income	183,812	161,409	572,881	424,853
Interest expense	(96,998)	(116,593)	(289,201)	(370,652)
(Loss) gain on derivative instruments, net	(43)	4,182	(97)	(22,518)
(Loss) gain on investments, net	(204)	43,674	28,931	166,069
Equity in net losses of affiliated companies	(1,130)	(3,171)	(1,325)	(9,689)
Loss on extinguishment of debt	—	(443,806)	(7,006)	(450,069)
Other, net	(1,431)	75	(3,198)	(882)

Income (loss) before income taxes and minority interest	84,006	(354,230)	300,985	(262,888)
Income tax expense (benefit)	41,415	(140,379)	137,437	(141,475)

Income (loss) before minority interest	42,591	(213,851)	163,548	(121,413)
Minority interest, net of tax	(631)	(1,215)	(1,203)	(5,129)

Net income (loss)	$41,960	$(215,066)	$162,345	$(126,542)

Share data
Basic net income (loss) per share
Basic weighted-average shares outstanding	632,605,996	620,340,892	625,044,058	620,273,775
Basic net income (loss) per share	$0.07	$(0.35)	$0.26	$(0.20)
Diluted net income (loss) per share
Diluted weighted-average shares outstanding	633,761,072	620,340,892	637,041,456	620,273,775
Diluted net income (loss) per share	$0.07	$(0.35)	$0.25	$(0.20)

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statement of Shareholders’ Equity

							Class A
	Series A Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Common Stock in Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income	at Cost	Total	Income
	(unaudited)
	(Thousands of Dollars)
December 31, 2003	$4,836	$598,482	$27,598	$4,545,635	$4,500,621	$15,548	$(212,744)	$9,479,976
Net income					162,345			162,345	$162,345

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised of $2,584)		948		23,137				24,085
Shares surrendered in connection with vesting of restricted stock							(330)	(330)
Conversion of Series A Preferred Stock to Class A Common Stock	(4,836)	11,212		225,243				231,619
Acquisition of minority interest				140,722				140,722
Change in net accumulated unrealized gain on securities, net of tax						(15,528)		(15,528)	(15,528)

Other comprehensive loss									(15,528)

Comprehensive income									$146,817

September 30, 2004	$—	$610,642	$27,598	$4,934,737	$4,662,966	$20	$(213,074)	$10,022,889

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months
	Ended September 30
	2004	2003
	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net income (loss)	$162,345	$(126,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,190,051	1,130,647
Loss (gain) on sale of cable system	5,021	(469)
Deferred income taxes	121,478	(518,226)
Loss on derivative instruments, net	97	22,518
Gain on investments, net	(28,931)	(166,069)
Equity in net losses of affiliated companies	1,325	9,689
Loss on extinguishment of debt	7,006	450,069
Minority interest, net of tax	1,203	5,129
Other, net	11,253	100,948
(Increase) decrease in accounts and notes receivable	(14,343)	7,288
Decrease in other assets	4,595	38,709
Increase (decrease) in accounts payable and accrued expenses	6,108	(41,213)
(Decrease) increase in taxes payable	(16,549)	447,791
(Decrease) increase in other liabilities	(26,925)	8,800

Net cash provided by operating activities	1,423,734	1,369,069

Cash flows from investing activities
Capital expenditures	(1,008,745)	(1,045,579)
Investments in affiliated companies	(17,356)	(16,651)
Proceeds from the sale of investments	70,230	246,416
Decrease in amounts due from CEI, net	—	21,109
Proceeds from the sale of cable systems	53,076	822
Acquisition of minority interest	(153,016)	—
Other, net	43,766	(1,508)

Net cash used in investing activities	(1,012,045)	(795,391)

Cash flows from financing activities
Commercial paper borrowings, net	203,732	234,941
Proceeds from issuance of debt, net of debt issuance costs	—	1,330,831
Repayment of debt	(562,664)	(2,267,371)
Proceeds from exercise of stock options	3,347	4,896
Increase in amounts due to CEI, net	8,601	5,240
Payment to repurchase remarketing option	—	(43,734)
Other, net	(11,233)	2,918

Net cash used in financing activities	(358,217)	(732,279)

Net increase (decrease) in cash	53,472	(158,601)
Cash at beginning of period	83,841	228,704

Cash at end of period	$137,313	$70,103

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2004

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

Stock Compensation Plans

     At September 30, 2004, Cox had two stock-based compensation plans for employees, a Long-Term Incentive Plan (LTIP) and an Employee Stock Purchase Plan (ESPP), which are more fully described in Cox’s Annual Report on Form 10-K for the year ended December 31, 2003. Cox accounts for these plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying Class A common stock on the grant date; therefore, no employee compensation cost is reflected in net income with respect to options. Further, the ESPP is a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP. Cox

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

recognizes compensation cost related to restricted stock awards granted under the LTIP, as the exercise price of the awards is less than the market value of the underlying Class A common stock on the grant date.

     The following table illustrates the effect on net income and net income per share if Cox had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended
	September 30
	2004	2003
	(Thousands of Dollars,
	excluding per share data)
Net income (loss), as reported	$41,960	$(215,066)
Add: Stock-based compensation, as reported, net of tax	1,306	560
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(8,131)	(6,607)

Pro forma net income	$35,135	$(221,113)
Net income per share:
Basic net income per share – as reported	$0.07	$(0.35)
Basic net income per share – pro forma	0.06	(0.36)
Diluted net income per share – as reported	$0.07	$(0.35)
Diluted net income per share – pro forma	0.06	(0.36)

	Nine Months Ended
	September 30
	2004	2003
	(Thousands of Dollars,
	excluding per share data)
Net income, as reported	$162,345	$(126,542)
Add: Stock-based compensation, as reported, net of tax	3,330	1,213
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(23,232)	(18,116)

Pro forma net income	$142,443	$(143,445)
Net income per share:
Basic net income per share – as reported	$0.26	$(0.20)
Basic net income per share – pro forma	0.23	(0.23)
Diluted net income per share – as reported	$0.25	$(0.20)
Diluted net income per share – pro forma	0.22	(0.23)

Recently Issued Accounting Pronouncements

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

     In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-2 requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Act and became effective for Cox on July 1, 2004. The adoption of FSP 106-2 did not have a material impact on Cox’s financial position or results of operations.

Reclassifications

     Certain amounts in the 2003 unaudited interim condensed consolidated financial statements have been reclassified for comparative purposes with 2004.

3. Investments

	September 30	December 31
	2004	2003
	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$282	$66,376
Derivative instruments	968	1,269
Equity method investments	45,005	31,088
Investments stated at cost	12,646	10,647

Total investments	$58,901	$109,380

Investments Stated at Fair Value

     The aggregate cost of Cox’s investments stated at fair value at September 30, 2004 and December 31, 2003 was $1.6 million and $42.5 million, respectively. Gross unrealized gains on investments were nominal as of September 30, 2004. Gross unrealized gains on investments were $25.3 million as of December 31, 2003. For the three and nine months ended September 30, 2004, gross realized gains and losses on investments stated at fair value were $0.2 million and $29.1 million, respectively, and $0.2 million and $0.2 million, respectively. For the three and nine months ended September 30, 2003, gross realized gains and losses on investments stated at fair value were $57.3 million and $13.7 million, respectively, and $181.8 million and $15.8 million, respectively.

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

Other

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

     During the first quarter of 2004, Cox sold certain other non-strategic investments for aggregate net proceeds of approximately $10.3 million. Cox recognized a pre-tax gain of $7.3 million on the sale of these investments.

     Cox has several other fair value, equity and cost method investments that were not, individually or in the aggregate, significant in relation to the Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.

4. Intangible Assets

     On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Cox has determined that its franchise value intangible assets have an indefinite useful life. Cox has assessed franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measures the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. In performing an impairment test in accordance with SFAS No. 142, Cox considers the guidance contained in EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, whereby Cox considers assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 2003 impairment test in accordance with SFAS No. 142 resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003. Cox completed its next impairment tests in accordance with SFAS No. 142 in August 2003 and 2004. The August 2003 and 2004 tests indicated no impairment of franchise value.

     On September 29, 2004, the SEC announced that a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141, Business Combinations, and that registrants should apply a direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test, the transition test, using a direct value method on all intangible assets that were previously valued using the residual method under SFAS No. 142, Goodwill and Other Intangible Assets, no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Related deferred tax effects should also be reported as part of the cumulative effect of a change in accounting principle. Reclassification of recorded balances between goodwill and intangible assets immediately prior to adoption is prohibited. Early adoption of this SEC position is encouraged. Consistent with this SEC position, Cox will apply a direct value method to determine the fair value of all intangible assets required to be recognized under SFAS No. 141 for such assets acquired in business combinations completed after September 29, 2004 and for purposes of impairment testing under SFAS No. 142 for fiscal years beginning after December 15, 2004. Cox anticipates that the application of a direct value method for valuing its intangible assets that were previously valued using the residual method under SFAS No. 142 may result in a non-cash impairment charge, and such charge may be significant.

     Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets, which are no longer amortized:

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

	September 30, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(Thousands of Dollars)
Intangible assets subject to amortization	$74,889	$21,890	$52,999	$58,526	$21,855	$36,671
Franchise value			16,132,670			15,660,824

Total intangible assets			$16,185,669			$15,697,495

5. Debt

	September 30	December 31
	2004	2003
	(Thousands of Dollars)
Revolving credit facilities	$—	$—
Commercial paper	507,626	302,283
Medium-term notes	264,411	364,359
Notes and debentures	5,657,828	6,078,904
Exchangeable subordinated debentures	19,205	26,138
Capitalized lease obligations	201,919	217,992
Other	20,789	22,124

	6,671,778	7,011,800
Less current portion	56,071	48,344

Total long-term debt	$6,615,707	$6,963,456

     See Note 6. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivative instruments embedded in the exchangeable subordinated debentures, which have been classified as a component of debt in the Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.

Revolving Credit Facilities

     In June 2004, Cox entered into a new five-year revolving bank credit facility with a capacity of $1.25 billion, which will be available through June 4, 2009. This new credit facility replaces Cox’s $900.0 million 364-day and $900.0 million five-year revolving bank credit facilities. At Cox’s election, the interest rate on the credit agreement is based on London Interbank Offered Rate (LIBOR), the certificate of deposit rate plus varying percentages or an alternate base rate. The credit agreement also imposes a commitment fee on the unused portion of the total amount available based on a ratio of debt to operating cash flow, a measure of performance not calculated in accordance with GAAP, and a utilization fee based on the level of borrowing. Cox had no borrowings outstanding under any of its credit agreements at September 30, 2004 and December 31, 2003.

Notes and Debentures

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

     In September 2004, Cox repaid its $100 million principal amount of 6.69% medium-term notes due September 20, 2004 upon their maturity. In August 2004, Cox repaid its $375 million principal amount of 7.5% notes due August 15, 2004 upon their maturity.

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

Exchangeable Subordinated Debentures

In June 2004, Cox redeemed all of its remaining outstanding exchangeable subordinated debentures due 2029 (PRIZES) and 3% exchangeable subordinated debentures due 2030 (Premium PHONES) for aggregate cash consideration of $14.7 million. Exchangeable subordinated debentures at September 30, 2004 were comprised of $62.3 million aggregate principal amount at maturity of its exchangeable subordinated discount debentures due 2020 (Discount Debentures).

     In September 2003, Cox purchased $1.8 billion original principal amount at maturity of its Discount Debentures pursuant to Cox’s tender offer for such securities for aggregate cash consideration of $908.8 million, representing the tender offer consideration and, as applicable, the early tender premium, plus accrued and unpaid interest. Cox recognized a pre-tax loss of approximately $412.8 million in connection with the purchase of the Discount Debentures.

     In June 2003, Cox purchased $1.3 billion original principal amount of its PRIZES and $274.9 million original principal amount of its Premium PHONES pursuant to Cox’s tender offers for such securities for aggregate cash consideration of $755.1 million, representing the tender offer consideration plus accrued and unpaid interest for each security. As a result of Cox’s purchase pursuant to the tender offers, on June 30, 2003, the Premium PHONES were de-listed from the New York Stock Exchange and registration of the Premium PHONES under Section 12 of the Securities Exchange Act of 1934 was terminated. Cox recognized a pre-tax gain of approximately $3.9 million in connection with the purchase of the PRIZES and Premium PHONES.

Zero-Coupon Debt

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

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

     The following table summarizes the notional amounts, weighted-average interest rate data and maturities for Cox’s interest rate swap agreements at September 30, 2004 and December 31, 2003:

	September 30	December 31
	2004	2003
Notional amount (in thousands)	$1,375,000	$1,750,000
Weighted-average fixed interest rate received	7.37%	7.38%
Weighted-average floating interest rate paid	3.89%	3.27%
Maturity	2005 – 2009	2004 – 2009

     As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced by $13.3 million and $47.1 million, respectively, during the three and nine months ended September 30, 2004, and $17.3 million and $46.3 million, respectively, during the same periods in the prior year.

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

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

     Cox recorded nominal pre-tax losses on derivative instruments during the three and nine months ended September 30, 2004. Cox recorded a pre-tax gain on derivative instruments of $4.2 million during the three months ended September 30, 2003 and a $22.5 million pre-tax loss during the nine months ended September 30, 2003. Derivative adjustments made in accordance with SFAS No. 133 have historically had a material impact on reported indebtedness. As a result of Cox’s purchase of its exchangeable subordinated debentures, net settlement of its zero-coupon debt and sale of Sprint PCS stock during 2003, SFAS No. 133 adjustments did not significantly impact reported indebtedness at September 30, 2004 or December 31, 2003. The following is a detail of Cox’s loss on derivative instruments for the three and nine months ended September 30, 2004 and 2003 followed by a summary of Cox’s derivative instruments.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(Millions of Dollars)
Zero-coupon debt	$—	$4.2	$—	$(18.7)
Exchangeable subordinated debentures	—	—	—	0.6
Stock purchase warrants	—	—	(0.1)	(4.4)

Total gain (loss) on derivative instruments, net	$—	$4.2	$(0.1)	$(22.5)

Interest Rate Swap Agreements

     Cox utilizes interest rate swap agreements designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Condensed Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $30.6 million and $61.2 million at September 30, 2004 and December 31, 2003, respectively.

Zero-Coupon Debt

     As discussed in Note 5. “Debt”, Cox terminated its series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock in August 2003. Prior to the termination, these contracts met the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments were comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derived its value, in part, based on the trading price of Sprint PCS common stock. Cox did not designate these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives were recognized in earnings and classified within gain (loss)

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

on derivative instruments in Cox’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003.

Exchangeable Subordinated Debentures

     Prior to June 2004, Cox had three series of exchangeable subordinated debentures, referred to as PRIZES, Premium Phones, and Discount Debentures. In June 2004, Cox purchased all remaining outstanding PRIZES and Premium Phones; as a result, the only remaining exchangeable subordinated debentures are the Discount Debentures. The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives its value, in part, based on the trading price of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $0 at September 30, 2004 and December 31, 2003.

Stock Purchase Warrants

     Cox holds warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by the delivery of net shares such that Cox pays no cash upon exercise are deemed freestanding derivative instruments, as prescribed by SFAS No. 133. Cox has not designated net share warrants as hedging instruments; accordingly, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $1.2 million and $1.3 million at September 30, 2004 and December 31, 2003, respectively, and has been classified as a component of investments in the Condensed Consolidated Balance Sheets.

7. Net Income Per Share

     The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net income for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30
	2004	2003
	(In Thousands,
	excluding per share data)
Net income (loss) (A)	$41,960	$(215,066)

Basic weighted-average shares outstanding (B)	632,606	620,341
Effect of dilutive securities:
Restricted stock	1,155	—
Employee stock purchase plan	—	—

Diluted weighted-average shares outstanding (C)	633,761	620,341

Net Income (Loss) per share
Basic net income (loss) per share (A/B)	$0.07	$(0.35)

Diluted net income (loss) per share (A/C)	$0.07	$(0.35)

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

	Nine months ended September 30
	2004	2003
	(In Thousands,
	excluding per share data)
Net income (loss) (A)	$162,345	$(126,542)

Basic weighted-average shares outstanding (B)	625,044	620,274
Effect of dilutive securities:
Restricted stock	1,212	—
Employee stock purchase plan	4	—
Convertible preferred stock	10,781	—

Diluted weighted-average shares outstanding (C)	637,041	620,274

Net income (loss) per share
Basic net income (loss) per share (A/B)	$0.26	$(0.20)

Diluted net income (loss) per share (A/C)	$0.25	$(0.20)

     For the three and nine months ended September 30, 2004, 18.8 million Class A common shares related to employee stock-based compensation plans were not included in the computation of diluted net income per share because such effects would have been antidilutive for the period.

     For the three and nine months ended September 30, 2003, 26.3 million Class A common shares related to employee stock-based compensation plans, convertible preferred stock and convertible senior notes were not included in the computation of diluted net loss per share because such effects would have been antidilutive for the period.

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

8. Transactions with Affiliated Companies

     Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. The amount due to CEI at September 30, 2004 and December 31, 2003 was $12.6 million and $4.0 million, respectively. The interest rate was 1.8% and 1.3% at September 30, 2004 and December 31, 2003, respectively. Included in amounts due to CEI are the following transactions:

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

(Thousands of Dollars)
Intercompany due to CEI, December 31, 2003	$3,980
Cash transferred to CEI	(217,376)
Net operating expense reimbursements	225,977

Intercompany due to CEI, September 30, 2004	$12,581

9. Retirement Plans

     The following table provides a detail of the components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30
	2004		2003
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Service cost	$7,954	$1,371	$6,385	$1,075
Interest cost	5,461	842	4,337	699
Expected return on plan assets	(6,600)	(373)	(4,855)	—
Prior service cost amortization	59	—	54	—
Actuarial (gain) loss amortization	966	47	392	(22)

Net periodic benefit cost	$7,840	$1,887	$6,313	$1,752

	Nine Months Ended September 30
	2004		2003
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Service cost	$23,861	$4,113	$19,155	$3,225
Interest cost	16,382	2,535	13,011	2,097
Expected return on plan assets	(19,799)	(1,119)	(14,565)	—
Prior service cost amortization	177	—	162	—
Actuarial (gain) loss amortization	2,898	149	1,176	(66)

Net periodic benefit cost	$23,519	$5,678	$18,939	$5,256

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

     Cox provides eligible employees the opportunity to defer a percentage of annual compensation under the Cox Communications, Inc. Savings Plus Restoration Plan. Cox matches each dollar of compensation deferred by the employee by 50%, up to 6%, the maximum being $6,000, reduced by the amount matched by Cox under its 401(k) plan. The amounts due each participant represent the deferred compensation and Cox’s matching deferral, plus an annual rate of return on such amounts determined by Cox which in no event shall be less than an annual rate of 5%. Amounts payable under this plan represent unsecured general obligations of Cox. Prior to July 1, 2004, the Plan was administered by CEI.

10. Financial Instruments with Characteristics of both Liabilities and Equity

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances); however, the FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. As of December 31, 2003, Cox consolidated a 75% majority-owned interest in a limited-life partnership. The estimated liquidation value of the 25% minority interest was approximately $229.0 million as of December 31, 2003.

On September 17, 2004, Cox purchased the 25% minority interest in the limited-life partnership for cash consideration of approximately $153.0 million. As a result, the partnership became wholly-owned by Cox. In accordance with SFAS No. 141, Cox recorded additional franchise value of $139.5 million and customer relationship intangibles of $13.8 million.

11. Supplemental Financial Information

	September 30	December 31
	2004	2003
	(Thousands of Dollars)
Other current assets
Inventory	$55,380	$49,137
Prepaid assets	35,970	37,600
Deferred income tax asset	34,393	34,393
Other	3,498	9,976

Total other current assets	$129,241	$131,106

Other current liabilities
Deposits and advances	$93,294	$92,008
Income tax payable	196,792	215,926
Other	111,944	142,619

Total other current liabilities	$402,030	$450,553

	Nine Months Ended
	September 30
	2004	2003
	(Thousands of Dollars)
Significant non-cash transactions
Conversion of Series A preferred stock to Class A common stock	$367,648	$—
Additional cash flow information
Cash paid for interest	$259,015	$272,753
Cash paid (refunded) for income taxes	33,153	(69,453)

12. Commitments and Contingencies

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

     In connection with certain of Cox’s acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of September 30, 2004, Cox believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.

     Cox’s subsidiary Cox Communications Louisiana L.L.C. (Cox Louisiana) was a defendant in a putative subscriber class action suit in Louisiana state court filed on November 5, 1997. The suit challenged the propriety of late fees charged by Cox Louisiana in the greater New Orleans area to customers who fail to pay for services in a timely manner. The suit seeks injunctive relief and damages under certain claimed state law causes of action. On March 29, 2004, the parties entered into a settlement agreement. This settlement was approved by the court and became final in August 2004. The settlement did not have a material impact on Cox’s operations or liquidity.

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

     Cox @Home, Inc., a wholly-owned subsidiary of Cox, is a stockholder of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. On September 24, 2002, a committee of bondholders of Excite@Home sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleged the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. On September 30, 2003, the Delaware District Court ordered the action transferred to the United States District Court for the Southern District of New York. On December 22, 2003, Cox and Cox@Home filed a motion to dismiss, or, in the alternative, for judgment on the pleadings, with respect to the Section 16(b) claim. On August 12, 2004, the court granted Cox’s and Cox @Home’s motion and dismissed the Section 16(b) claim. Cox and Cox @Home intend to defend the remaining claim in this action vigorously. The outcome cannot be predicted at this time.

     Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of California, San Mateo County, on behalf of themselves and all other stockholders of Excite@Home as of March 28, 2000, seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. On February 26, 2001, the Court stayed both actions, which had been previously consolidated, on grounds of forum non-conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001, in the same court. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/Yourman action, thereby also staying the Ward action. On June 18, 2002, the court granted plaintiffs’ motion to lift the stay and authorized discovery to proceed regarding Cox’s pending motion to dismiss for lack of personal jurisdiction. On September 10, 2002, the United States Bankruptcy Court for the Northern District of California in the Excite@Home bankruptcy proceeding held that the claims in the suits were derivative and, thus, constituted the exclusive property of the Excite@Home bankruptcy estate. The Bankruptcy Court thereafter ordered the plaintiffs to dismiss the suits. Plaintiffs subsequently appealed the Bankruptcy Court’s decision to the United States District Court for the Northern District of California. On September 29, 2003, the District Court affirmed the order of the Bankruptcy Court. On October 27, 2003, plaintiffs filed a notice of appeal of the District Court’s decision to the United States Court of Appeals for the Ninth Circuit, and briefing of the appeal has concluded. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

     On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a putative class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case has been consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. The putative class includes persons who purchased and held shares of Excite@Home common stock between the time period March 28, 2000 and September 28, 2001. The complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting “puffery,” dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. On December 24, 2003, the plaintiffs moved to certify a class of persons who purchased Excite@Home stock between March 28, 2000 and September 28, 2001, or held such stock as of April 28, 2000. This motion is pending. On February 17, 2004, the Court granted plaintiffs leave to file a motion to amend the complaint to add an additional claim for relief against all defendants under Section 14(a) of the Securities Exchange Act in connection with an allegedly false or misleading proxy statement issued by Excite@Home. On February 24, 2004, the Court granted Cox’s and Mr. Woodrow’s motion for reconsideration and dismissed plaintiffs’ allegations that Cox and Mr. Woodrow were “control persons” with respect to primary violations of Rule 10b-5 alleged to have occurred after August 28, 2000. On April 5, 2004, Cox and certain other defendants jointly filed a motion to dismiss the Section 14(a) cause of action that was added in plaintiffs’ amended complaint. On August 9, 2004, the District Court granted defendants’ motion, and dismissed the Section 14(a) cause of action. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

     On July 3, 2003, Leo James filed a putative class action lawsuit against Cox and David Woodrow, among others, in the United States District Court for the Southern District of New York. Cox was served on October 27, 2003. Mr. James is represented by the same attorneys who represent the individuals who were previously designated lead plaintiffs in the Leykin action described above. The complaint in the James action asserts claims substantially similar to the operative allegations in the Leykin action described above. Accordingly, the sole count against Cox asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder and seeks from Cox unspecified monetary damages, statutory compensation and other relief. On November 17, 2003, Cox and certain other defendants jointly filed a motion to dismiss the James action on the grounds that, among other things, it was duplicative of the Leykin action. The motion to dismiss was granted on August 18, 2004, and the James action was dismissed without prejudice. Plaintiffs’ time to appeal the District Court’s decision has expired without plaintiffs having filed a notice of appeal.

     On June 14, 2004, Acacia Media Technologies Corporation filed a lawsuit against Cox and Hospitality Network, Inc., (a wholly-owned subsidiary of Cox) among others, in the United States District Court for the Northern District of California asserting claims for patent infringement. The complaint seeks preliminary and permanent injunctive relief and damages in an unspecified amount. On June 18, 2004, prior to being served with the Acacia Media Complaint, CoxCom, Inc. and Hospitality Network filed a lawsuit against Acacia Media in the United States District Court for the Northern District of Georgia seeking a declaratory judgment that the Acacia Media patents are invalid and that CoxCom and Hospitality Network are not infringing those patents. On July 7, 2004, Acacia Media filed an amended complaint to its lawsuit to add CoxCom as a defendant. On August 10, 2004, Hospitality Network filed a motion to dismiss for lack of personal jurisdiction. Cox and CoxCom timely filed their answer to the amended complaint on October 21, 2004. On July 28, 2004, Acacia Media filed a motion to dismiss or to transfer the action to the Northern District of California, and on October 22, 2004, the court granted the motion to transfer the action to the Northern District of California. Cox, CoxCom and Hospitality Network intend to defend the action vigorously. The outcome cannot be predicted at this time.

     Eighteen putative class action lawsuits were filed, purportedly on behalf of the public stockholders of Cox, challenging CEI’s August 2, 2004 proposal to acquire all of the issued and outstanding shares of Cox Class A common stock not beneficially owned by CEI, for $32.00 in cash per share. Fifteen of the lawsuits were filed in the Court of Chancery of the State of Delaware. Following a hearing held on August 24, 2004, the Delaware court consolidated the actions under the caption In re Cox Communications, Inc. Shareholders’ Litigation, Consolidated C.A. No. 613-N. The Delaware complaint names as defendants Cox, CEI, Cox Holdings, Barbara Cox Anthony and Anne Cox Chambers, and the members of the Cox Board of Directors. The Delaware complaint alleges, among other things, that the price proposed to be paid in the proposed transaction was unfairly low, that the initiation and timing of the proposed transaction were in breach of the defendants’ purported duties of loyalty and constituted unfair dealing, that the structure of the proposed transaction was inequitably coercive, that defendants caused materially misleading and incomplete information to be disseminated to the public holders of the Cox shares, and that the Board defendants would breach their duty of care and good faith by approving the proposed transaction and by purportedly attempting to disenfranchise the holders of the Cox shares by circumventing certain alleged contractual voting rights. The Delaware complaint seeks an injunction against the proposed transaction, or, if it is consummated, rescission of the transaction and imposition of a constructive trust, as well as money damages, an accounting, attorneys’ fees, expenses and other relief.

     The remaining three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, styled Brody v. Cox Communications, Inc., et al., 2004CV89198, Golombuski v. Cox Communications, Inc., et al., 2004CV89216, and Durgin v. Cox Communications, Inc., et al., 2004CV89301. The Georgia actions were purportedly brought on behalf of the public holders of shares of Cox Class A common stock against Cox, CEI and the Cox Board, although four counts of the Golombuski complaint were brought derivatively on behalf of Cox against the Cox Board and CEI. With the exception of the Durgin action, which did not assert claims against CEI, the Georgia actions each allege that CEI and the Cox Board breached their

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

fiduciary duties in connection with the proposed transaction, which plaintiffs allege proposed a purchase price which was below the fair value of the Cox shares. On August 18, 2004, plaintiffs in the Georgia actions moved for entry of a case management order to consolidate the Georgia Actions under the caption In re Cox Communication, Inc. Shareholder Litigation, C.A. No. 2004-CV-89198.

     On October 19, 2004, CEI and Cox publicly announced that they had entered into a Merger Agreement pursuant to which the shares of Cox Class A common stock not beneficially owned by CEI would be proposed to be acquired for $34.75 per share by means of a tender offer and follow-on merger. On October 18, 2004, prior to the announcement of the Merger Agreement, the parties to the Delaware action agreed upon and executed a memorandum of understanding. Pursuant to the Delaware memorandum of understanding, the parties to the Delaware action agreed, subject to the conditions described below, to enter into a stipulation of settlement, to cooperate in public disclosures related to the Merger Agreement, and to use their best efforts to gain approval of the proposed settlement terms by the Delaware court. The Delaware memorandum of understanding contemplates that, if the proposed settlement is approved by the Delaware court following notice to the holders of the Cox shares, the Delaware court will enter a final order providing for the dismissal with prejudice of the Delaware action and a release in favor of all defendants of any and all claims related to the proposed transaction, including the tender offer and the follow-on merger, that have been or could have been asserted by the plaintiffs on behalf of the holders of the Cox shares. The terms of the proposed settlement are, among other things, (i) that, subject to the Merger Agreement, CEI shall proceed with the tender offer and the follow-on merger in which the holders of the Cox shares shall be entitled to receive consideration of $34.75 per share, (ii) that the tender offer will be subject to, among other conditions, the condition that a majority of shares held by persons other than CEI, its subsidiaries and directors and executive officers of Cox tender their shares, (iii) acknowledgement that the efforts of plaintiffs’ counsel in the Delaware action were causal factors that led to the increased consideration offered to the holders of the Cox shares in the tender offer and the follow-on merger and to the majority of the minority condition, and (iv) that the plaintiffs shall be given the opportunity to review in advance and comment upon certain disclosures made by CEI and Cox in connection with the tender offer and the follow-on merger.

     Also on October 18, 2004, the parties to the Georgia actions entered into a memorandum of understanding which set forth the agreement by the parties for the dismissal of the Georgia actions. The Georgia memorandum of understanding provides, among other things, that if the Delaware actions are dismissed in accordance with the Delaware memorandum of understanding and the dismissal becomes non-appealable, the parties to the Georgia actions will jointly seek, within two business days thereof, to effect the dismissal with prejudice of the Georgia actions without further notice to holders of the Cox shares.

     The Delaware memorandum of understanding and the Georgia memorandum of understanding provide that defendants will provide plaintiffs’ counsel in the Delaware action and the Georgia actions with confirmatory discovery relating to the Merger Agreement, including additional document production and depositions, and that all other proceedings in the actions are suspended, except any settlement related proceedings in Delaware and Georgia. Counsel for plaintiffs in the Delaware action and counsel for plaintiffs in the Georgia actions intend to apply to the Delaware court and the Georgia court, respectively, for a reasonable award of fees and expenses, and defendants have reserved the right to object to any such application.

     The above-described proposed settlement is subject to the execution of a definitive stipulation of settlement and final approval by the Delaware court. If the proposed settlement is ultimately not approved by the Delaware court, the actions could proceed and the plaintiffs in the actions could seek the relief sought in their respective complaints. Accordingly, there can be no assurance that the proposed settlement, or the dismissal of the Delaware action and the Georgia actions, will be completed on the terms described above.

     Cox and its subsidiaries are parties to various other legal proceedings that are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) – Continued

will have a material adverse impact on Cox’s consolidated financial position, results of operations or cash flows.

13. Subsequent Events

     On October 15, 2004, a verdict was delivered in the case of Gardner v. Cox Communications, Inc. and Cox Classic Cable, Inc. in the Probate Court of Galveston County, Texas. The verdict, which is subject to appeal, assesses damages against Cox in the amount of $16.4 million, plus pre-judgment interest and attorneys’ fees totaling approximately $5.6 million, arising out of an acquisition by TCA Cable of three cable systems formerly owned by the plaintiffs. At trial, plaintiffs claimed, among other things, that TCA Cable breached a letter of intent for the purchase of plaintiffs’ systems. Cox is successor to TCA Cable as a result of Cox’s 1999 acquisition of TCA Cable. Through September 30, 2004, Cox has incurred legal expenses of approximately $0.6 million in defending this action. Cox intends to appeal the verdict, and the ultimate outcome cannot be predicted at this time. These amounts are recorded within Loss on litigation in the accompanying Condensed Consolidated Statements of Operations.

     On October 19, 2004, Cox and CEI announced that an agreement had been reached for CEI to acquire the outstanding publicly held minority shares of Cox for $34.75 per share. The transaction will be structured as a cash tender offer by Cox Holdings, Inc., a wholly-owned subsidiary of CEI, and Cox, followed by a merger. Upon completion of the transaction, anticipated to be mid-December, Cox will become a wholly owned subsidiary of CEI. Cox Holdings and Cox commenced a tender offer under the agreement on November 3, 2004, and the scheduled expiration date for the tender offer is currently December 2, 2004. Consummation of the tender offer is subject to certain conditions, including the condition that the majority of the publicly held minority interest shares are validly tendered and not withdrawn before the expiration of the tender offer.

     Currently, both Standard and Poor’s (S&P) and Fitch Ratings (Fitch) have a negative outlook on Cox’s credit ratings in light of CEI’s offer to purchase all outstanding Cox Class A common stock that it does not beneficially own. On October 19, 2004, S&P confirmed that based on the anticipated increase in indebtedness required to complete CEI’s offer and the follow-on merger, the credit rating of Cox would be lowered to BBB- from BBB. Fitch has also indicated that it expects to downgrade the credit rating of Cox to BBB- from BBB upon consummation of CEI’s offer and the follow-on merger. Cox believes that if S&P and/or Fitch were to downgrade Cox following CEI’s offer and the follow-on merger, these actions would not be expected to have a material adverse impact on the ability to borrow under its credit agreement.

     On October 27, 2004, Moody’s Investors Service downgraded Cox’s credit rating from Baa2 to Baa3 with a stable outlook. Moody’s also rated Cox’s anticipated new credit facility to be arranged in connection with Cox’s and Cox Holdings’ joint tender for Cox’s Class A common stock Baa3. Cox believes that the Moody’s downgrade will not have a material adverse impact on its liquidity.

     In connection with the tender offer, Cox received a commitment letter for new bank credit facilities consisting of a five-year unsecured $2.75 billion revolving credit facility, a five-year unsecured $2.0 billion term loan and an 18-month unsecured $3.0 billion term loan. The new credit facilities will be entered into prior to the purchase of Cox Class A common shares pursuant to the tender offer. Cox expects the new credit facilities to contain customary affirmative and negative covenants, as well as customary events of default.

     The closing of the new credit facilities will be subject to usual conditions for similar facilities and transactions, including, but not limited to, execution of satisfactory credit documentation by December 15, 2004, and either retirement and repayment in full of Cox’s existing credit facility or the effectiveness of an amendment to the existing credit facility to conform its terms substantially with the terms of Cox’s new revolving credit facility. If Cox elects to amend, rather than retire and repay, its existing credit facility, then the new revolving credit facility will be permanently reduced to $1.5 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 2004 and 2003.

Results of Operations

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

     The following table sets forth summarized consolidated financial information for the three months ended September 30, 2004 and 2003.

	Three Months Ended
	September 30
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Revenues	$1,618,059	$1,460,168	$157,891	11%
Cost of services	666,924	617,013	49,911	8%
Selling, general and administrative expenses	343,852	299,693	44,159	15%
Loss on litigation	22,600	—	22,600	NM
Depreciation and amortization	400,871	382,053	18,818	5%

Operating income	183,812	161,409	22,403	14%
Interest expense	(96,998)	(116,593)	19,595	(17%)
(Loss) gain on derivative instruments, net	(43)	4,182	(4,225)	(101%)
(Loss) gain on investments, net	(204)	43,674	(43,878)	(100%)
Equity in net losses of affiliated companies	(1,130)	(3,171)	2,041	(64%)
Loss on extinguishment of debt	—	(443,806)	443,806	(100%)
Other, net	(1,431)	75	(1,506)	NM
Income tax expense (benefit)	41,415	(140,379)	181,794	130%
Minority interest, net of tax	(631)	(1,215)	584	(48%)

Net income (loss)	$41,960	$(215,066)	$257,026	120%

NM denotes percentage is not meaningful.

Revenues

     The following table sets forth summarized revenue information for the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30
		% of		% of
	2004	Total	2003	Total	$ Change	% Change
		(Thousands of Dollars)
Residential
Video	$964,067	60%	$918,762	63%	$45,305	5%
Data	283,941	18%	226,949	16%	56,992	25%
Telephony	147,344	9%	119,950	8%	27,394	23%
Other	24,176	1%	21,675	1%	2,501	12%

Total residential	1,419,528	88%	1,287,336	88%	132,192	10%
Commercial	90,605	6%	73,299	5%	17,306	24%
Advertising	107,926	6%	99,533	7%	8,393	8%

Total revenues	$1,618,059	100%	$1,460,168	100%	$157,891	11%

     The $157.9 million increase in total revenues is primarily attributable to:

•	a 25% increase in customers for advanced services, which include digital cable, high-speed Internet access and telephony customers;

•	an increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability; and

•	an increase in commercial broadband customers, as well as an increase in advertising sales.

     Cox has experienced solid growth in digital cable, residential high-speed Internet and telephony customers. For the third quarter of 2004, Cox:

•	ended the quarter with approximately 6.3 million basic video customers, up 0.4% from September 30, 2003.

•	added 72,868 digital cable customers, which contributed to year-over-year growth of 14%.

•	added 184,446 high-speed Internet customers, which contributed to year-over-year growth of 32%.

•	added 82,596 telephony customers, which contributed to year-over-year customer growth of 33%.

     Cox experiences some seasonality in its business, primarily as a result of college students leaving school for the summer break and people traveling to warmer climates for the winter months. The college students’ annual summer departure contributed to a slight decline in basic video customers during the second quarter of 2004. This seasonality contributed to increased revenues during the third quarter of 2004.

     Cox expects its overall growth trend to continue. Cox also anticipates continued customer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking, high-definition television and digital video recorders.

Costs and expenses (cost of services and selling, general and administrative expenses)

     The following table sets forth summarized operating expenses for the three months ended September 30, 2004 and 2003.

	Three Months Ended
	September 30
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$324,824	$292,696	$32,128	11%
Other cost of services	342,100	324,317	17,783	5%

Total cost of services	666,924	617,013	49,911	8%
Selling, general and administrative
Marketing	88,832	72,562	16,270	22%
General and administrative	255,020	227,131	27,889	12%

Total selling, general and Administrative	343,852	299,693	44,159	15%

Total costs and expenses	$1,010,776	$916,706	$94,070	10%

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

     Cost of services increased $49.9 million over the comparable period in 2003 due to a $32.1 million increase in programming costs reflecting programming rate increases and customer growth. Approximately

9% of the increase in programming costs was attributable to programming rate increases, and 1% was related to customer growth. Other cost of services increased $17.8 million, primarily due to 25% growth in advanced-service customers over the last twelve months, partially offset by cost savings achieved through successful field service initiatives.

     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $44.2 million due to:

•	a $27.9 million increase in general and administrative expenses primarily related to increased salaries and benefits and the cost of trials of new video and telephony products; and

•	a $16.3 million increase in marketing expense primarily due to the launch of faster high-speed Internet service, new high-speed Internet tiers and new video products, as well as a 10% increase in costs associated with Cox Media, Cox’s advertising sales business.

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

Loss on litigation

     On October 15, 2004, a verdict was delivered in the case of Gardner v. Cox Communications, Inc. and Cox Classic Cable, Inc. in the Probate Court of Galveston County, Texas. The verdict, which is subject to appeal, assesses damages against Cox in the amount of $16.4 million, plus pre-judgment interest and attorneys’ fees totaling approximately $5.6 million, arising out of an acquisition by TCA Cable of three cable systems formerly owned by the plaintiffs. At trial, plaintiffs claimed, among other things, that TCA Cable breached a letter of intent for the purchase of plaintiffs’ systems. Cox is successor to TCA Cable as a result of Cox’s 1999 acquisition of TCA Cable. Through September 30, 2004, Cox has incurred legal expenses of approximately $0.6 million in defending this action. Cox intends to appeal the verdict, and the ultimate outcome cannot be predicted at this time.

Depreciation and amortization

     Depreciation and amortization increased to $400.9 million from $382.1 million in the third quarter of 2003 due to an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services.

Interest expense

     Interest expense decreased 17% to $97.0 million primarily due to a reduction of outstanding indebtedness.

Loss on derivative instruments, net

     In August 2003, Cox terminated a series of prepaid forward contracts accounted for as zero-coupon debt. While these contracts were outstanding, changes in the market value of the Sprint PCS common stock associated with the contracts impacted the loss on derivative instruments. As a result of the termination of the contracts, the pre-tax loss on derivative instruments for the third quarter of 2004 was insignificant. During the third quarter of 2003, Cox recorded a $4.2 million pre-tax gain on derivative instruments primarily resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt that were indexed to shares of Sprint PCS common stock that Cox owned.

(Loss) gain on investments, net

     Net loss on investments was nominal for the third quarter of 2004. The net gain on investments for the comparable period in 2003 of $43.7 million was primarily due to:

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

     Equity in net losses of affiliated companies

     Equity in net losses of affiliated companies for the third quarter of 2004 was $1.1 million compared to $3.2 million for the third quarter of 2003. Generally, this loss is attributable to Cox’s proportionate share of the investee’s loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Loss on extinguishment of debt

     For the third quarter of 2003, Cox recorded a $443.8 million pre-tax loss on extinguishment of debt consisting of:

•	$412.8 million pre-tax loss resulting from the purchase of $1.8 billion aggregate principal amount at maturity of Discount Debentures pursuant to Cox’s offer to purchase any and all Discount Debentures;

•	$29.5 million pre-tax loss resulting from the termination of Cox’s series of prepaid forward contracts to sell up to 19.5 million shares of Sprint PCS common stock; and

•	$1.5 million pre-tax loss resulting from the purchase of $250.0 million aggregate principal amount of REPS.

Net income (loss)

     Net income for the third quarter of 2004 was $42.0 million compared to a net loss of $215.1 million for the comparable period in 2003.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

     The following table sets forth summarized consolidated financial information for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended
	September 30
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Revenues	$4,753,656	$4,250,389	$503,267	12%
Cost of services	1,947,367	1,786,926	160,441	9%
Selling, general and administrative expenses	1,015,736	908,432	107,304	12%
Loss on litigation	22,600	—	22,600	NM
Depreciation and amortization	1,190,051	1,130,647	59,404	5%
Loss (gain) on sale of cable systems	5,021	(469)	5,490	NM

Operating income	572,881	424,853	148,028	35%
Interest expense	(289,201)	(370,652)	81,451	(22%)
Loss on derivative instruments, net	(97)	(22,518)	22,421	(100%)
Gain on investments, net	28,931	166,069	(137,138)	(83%)
Equity in net losses of affiliated companies	(1,325)	(9,689)	8,364	(86%)
Loss on extinguishment of debt	(7,006)	(450,069)	443,063	(98%)
Other, net	(3,198)	(882)	(2,316)	NM
Income tax expense (benefit)	137,437	(141,475)	278,912	NM
Minority interest, net of tax	(1,203)	(5,129)	3,926	(77%)

Net income (loss)	$162,345	$(126,542)	$288,887	NM

NM denotes percentage is not meaningful

Revenues

     The following table sets forth summarized revenue information for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended September 30
		% of		% of
	2004	Total	2003	Total	$ Change	% Change
		(Thousands of Dollars)
Residential
Video	$2,875,612	60%	$2,725,605	64%	$150,007	6%
Data	812,169	17%	631,867	15%	180,302	29%
Telephony	425,415	9%	343,138	8%	82,277	24%
Other	77,019	2%	61,532	1%	15,487	25%

Total residential	4,190,215	88%	3,762,142	88%	428,073	11%
Commercial	260,126	5%	209,933	5%	50,193	24%
Advertising	303,315	7%	278,314	7%	25,001	9%

Total revenues	$4,753,656	100%	$4,250,389	100%	$503,267	12%

     The $503.3 million increase in total revenues is primarily attributable to:

•	a 25% increase in customers for advanced services, which include digital cable, high-speed Internet access and telephony customers;

•	an increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability; and

•	an increase in commercial broadband customers, as well as an increase in advertising sales.

     Cox has experienced solid growth in digital cable, residential high-speed Internet and telephony customers. For the nine months ended September 30, 2004, Cox:

•	ended the period with approximately 6.3 million basic video customers, up 0.4% from September 30, 2003.

•	added 210,172 digital cable customers, which contributed to year-over-year growth of 14%.

•	added 443,318 high-speed Internet customers, which contributed to year-over-year growth of 32%.

•	added 227,820 telephony customers, which contributed to year-over-year customer growth of 33%.

     Cox expects its overall growth trend to continue. Cox also anticipates continued customer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking, high-definition television and digital video recorders.

Costs and expenses (cost of services and selling, general and administrative expenses)

     The following table sets forth summarized operating expenses for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended
	September 30
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$963,208	$870,195	$93,013	11%
Other cost of services	984,159	916,731	67,428	7%

Total cost of services	1,947,367	1,786,926	160,441	9%
Selling, general and administrative
Marketing	251,244	213,302	37,942	18%
General and administrative	764,492	695,130	69,362	10%

Total selling, general and administrative	1,015,736	908,432	107,304	12%

Total costs and expenses	$2,963,103	$2,695,358	$267,745	10%

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

     Cost of services increased $160.4 million over the comparable period in 2003 due to a $93.0 million increase in programming costs reflecting programming rate increases and customer growth. Approximately 9% of the increase in programming costs was attributable to programming rate increases, and 2% was related to customer growth. Other cost of services increased $67.4 million, primarily due to 25% growth in advanced-service customers over the last twelve months, partially offset by cost savings achieved through successful field service initiatives.

     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $107.3 million primarily due to:

•	a $69.4 million increase in general and administrative expenses primarily related to increased salaries and benefits and the cost of trials of new video and telephony products; and

•	a $37.9 million increase in marketing expense primarily due to the launch of faster high-speed Internet service, new high-speed Internet tiers and new video products, as well as a 9% increase in costs associated with Cox Media, Cox’s advertising sales business.

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

Depreciation and amortization

     Depreciation and amortization increased to $1.2 billion from $1.1 billion in the nine months ended September 30, 2003. This was mainly due to an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services.

Loss (gain) on sale of cable systems

     During the nine months ended September 30, 2004, Cox recorded a $5.0 million pre-tax loss on the sale of certain small, non-clustered cable systems in Oklahoma, Kansas, Texas and Arkansas, which in the aggregate consisted of approximately 53,000 basic cable subscribers.

Interest expense

     Interest expense decreased 22% to $289.2 million primarily due to interest savings as a result of a reduction of outstanding indebtedness and Cox’s interest rate swap agreements.

Loss on derivative instruments, net

     In August 2003, Cox terminated a series of prepaid forward contracts accounted for as zero-coupon debt. While these contracts were outstanding, changes in the market value of the Sprint PCS common stock associated with the contracts impacted the loss on derivative instruments. As a result of the termination of the contracts, the pre-tax loss on derivative instruments for the nine months ended September 30, 2004 was insignificant. For the nine months ended September 30, 2003, Cox recorded a $22.5 million pre-tax loss on derivative instruments primarily due to a $4.4 million pre-tax loss resulting from the change in the fair value of Cox’s net settleable warrants and an $18.7 million pre-tax loss resulting from the change in the fair value of certain derivative instruments embedded in Cox’s zero-coupon debt that were indexed to shares of Sprint PCS common stock that Cox owned.

Gain on investments, net

     Net gain on investments of $28.9 million for the nine months ended September 30, 2004 was due to a $2.3 million pre-tax gain on the sale of all remaining shares of Sprint stock held by Cox, a $19.5 million pre-tax gain on the sale of 0.1 million shares of Sprint PCS preferred stock and a $7.3 million pre-tax gain on the sale of certain other non-strategic investments.

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

Equity in net losses of affiliated companies

     Equity in net losses of affiliated companies for the nine months ended September 30, 2004 was $1.3 million compared to $9.7 million for the comparable period in 2003. Generally, this loss is attributable to Cox’s proportionate share of the investee’s loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Loss on extinguishment of debt

     During the nine months ended September 30, 2004, Cox recorded a $7.0 million pre-tax loss on extinguishment of debt due to the redemption of $14.6 million aggregate principal amount of the PRIZES and $0.1 million aggregate principal amount of the Premium PHONES, which represented all remaining outstanding PRIZES and Premium PHONES.

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

Net income (loss)

     Net income for the nine months ended September 30, 2004 was $162.3 million compared to net loss of $126.5 million for the comparable period in 2003.

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

     During the nine months ended September 30, 2004, Cox made capital expenditures of $1.0 billion. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises and costs associated with network equipment used to enter new service areas.

     Capital expenditures for the year ending 2004 are expected to be approximately $1.4 billion. Although management continuously reviews industry and economic conditions to identify opportunities, Cox does not have any current plans to make any material acquisitions of cable systems or enter into any cable systems exchanges in 2004.

     During the nine months ended September 30, 2004, Cox repaid $562.7 million of debt, which included the repurchase of its remaining outstanding convertible senior notes, PRIZES and Premium PHONES and the repayment of its $375 million 7.5% notes and its $100 million 6.69% medium-term notes, each at their maturity.

     During the nine months ended September 30, 2004, Cox purchased of the minority interest in TCA Cable Partners for cash consideration of approximately $153.0 million.

Sources of Cash

     During the nine months ended September 30, 2004, Cox generated $1.4 billion from operating activities. Net commercial paper borrowings were $203.7 million. Proceeds from the sale of investments of $70.2 million included the sale of 0.1 million shares of Sprint PCS preferred stock for net proceeds of $56.9 million, the sale of certain other non-strategic investments for proceeds of $10.3 million and the sale of all remaining Sprint stock for proceeds of $3.0 million. Cox received net proceeds of approximately $53.1 million from the sale of certain small, non-clustered cable systems in Oklahoma, Kansas, Texas and Arkansas.

Other

     At September 30, 2004, Cox had approximately $6.7 billion of outstanding indebtedness. Derivative adjustments in accordance with SFAS No. 133 reduced the reported debt balance at September 30, 2003 by approximately $72.1 million to approximately $7.0 billion. As a result of Cox’s purchase of its exchangeable subordinated debentures, net settlement of its zero-coupon debt and sales of Sprint PCS stock during 2003, SFAS No. 133 adjustments did not significantly impact reported indebtedness at September 30, 2004 and are not expected to be material in the future.

     In September 2004, Cox purchased DR Partners’ 25% interest in TCA Cable Partners, pursuant to the partnership agreement, for cash consideration of approximately $153.0 million. TCA Cable Partners was a general partnership owned 75% by Cox (indirectly through subsidiaries) and 25% by DR Partners, operating cable systems in the Southwest, mainly Arkansas, serving approximately 260,000 customers.

Other

     Cox is subject to various ongoing federal and state income tax audits. Cox is currently negotiating the settlement of its 1998-2001 federal income tax audit and expects a conclusion of this audit to occur during the fourth quarter of 2004. Cox has previously reserved amounts that Cox believes will adequately provide for the anticipated outcome of this audit.

Recent Developments

     On October 15, 2004, a verdict was delivered in the case of Gardner v. Cox Communications, Inc. and Cox Classic Cable, Inc. in the Probate Court of Galveston County, Texas. The verdict, which is subject to appeal, assesses damages against Cox in the amount of $16.4 million, plus pre-judgment interest and attorneys’ fees totaling approximately $5.6 million, arising out of an acquisition by TCA Cable of three cable systems formerly owned by the plaintiffs. At trial, plaintiffs claimed, among other things, that TCA Cable breached a letter of intent for the purchase of plaintiffs’ systems. Cox is successor to TCA Cable as a result of Cox’s 1999 acquisition of TCA Cable. Through September 30, 2004, Cox has incurred legal expenses of approximately $0.6 million in defending this action. Cox intends to appeal the verdict, and the ultimate outcome cannot be predicted at this time. These amounts are recorded within Loss on litigation in the accompanying Condensed Consolidated Statements of Operations.

     On October 19, 2004, Cox and CEI announced that an agreement had been reached for CEI to acquire the outstanding publicly held minority shares of Cox for $34.75 per share. The transaction will be structured as a cash tender offer by Cox Holdings, Inc., a wholly-owned subsidiary of CEI, and Cox, followed by a merger. Upon completion of the transaction, anticipated to be mid-December, Cox will become a wholly owned subsidiary of CEI. Cox Holdings and Cox commenced a tender offer under the agreement on November 3, 2004, and the scheduled expiration date for the tender offer is currently December 2, 2004. Consummation of the tender offer is subject to certain conditions, including the condition that the majority of the publicly held minority interest shares are validly tendered and not withdrawn before the expiration of the tender offer.

     The information in this report regarding the tender offer for Cox shares not beneficially owned by CEI is intended for informational purposes only and is not an offer to buy, a solicitation of an offer to sell or a recommendation to sell any shares of Cox Communications Class A common stock. The solicitation of offers to sell Cox shares is only being made pursuant to a tender offer statement on Schedule TO and an offer to purchase and related materials. Cox stockholders and other interested parties are urged to read the tender offer statement on Schedule TO, the offer to purchase and Cox Communications’ solicitation/recommendation statement on Schedule 14D-9 and other relevant documents filed with the SEC by CEI and Cox Communications because they contain important information. Cox stockholders will be able to obtain such documents free of charge at the SEC’s web site: www.sec.gov or from Cox at 1400 Lake Hearn Drive, Atlanta, GA 30319, Attn: Corporate Communications.

     Currently, both S&P and Fitch have a negative outlook on Cox’s credit ratings in light of CEI’s offer to purchase all outstanding Cox Class A common stock that it does not beneficially own. On October 19, 2004, S&P confirmed that based on the anticipated increase in indebtedness required to complete CEI’s offer and the follow-on merger, the credit rating of Cox would be lowered to BBB- from BBB. Fitch has also indicated that it expects to downgrade the credit rating of Cox to BBB- from BBB upon consummation of CEI’s offer and the follow-on merger. Cox believes that if S&P and/or Fitch were to downgrade Cox following CEI’s offer and the follow-on merger, these actions would not be expected to have a material adverse impact on the ability to borrow under its credit agreement.

     On October 27, 2004, Moody’s Investors Service downgraded Cox’s credit rating from Baa2 to Baa3 with a stable outlook. Moody’s also rated Cox’s anticipated new credit facility to be arranged in connection with Cox’s and Cox Holdings’ joint tender for Cox’s Class A common stock Baa3. Cox believes that the Moody’s downgrade will not have a material adverse impact on its liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Cox has estimated the fair value of its financial instruments as of September 30, 2004 and December 31, 2003 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

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

     The fair value of interest rate swaps used for hedging purposes was approximately $30.6 million and $61.2 million at September 30, 2004 and December 31, 2003, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

     Cox’s outstanding commercial paper bears interest at current market rates and, thus, approximates fair value at September 30, 2004 and December 31, 2003. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

     The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at September 30, 2004 and December 31, 2003 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004			December 31, 2003
			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)
			(Millions of Dollars)
Fixed-rate notes and Debentures	$6,144.9	6,442.9	6,817.8	$6,683.4	$7,323.0	$7,760.8
Exchangeable subordinated Debentures	19.2	30.8	31.1	26.1	35.6	38.9

Item 4. Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer of Cox (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2004, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no changes in Cox’s internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Cox’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

(a) Exhibits:

3.1	—	Amended Certificate of Incorporation of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.1 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000.)

3.2	—	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)

21	—	Subsidiaries of Cox Communications, Inc. (Incorporated by reference to Exhibit 21 to Cox’s Quarterly Report on Form 10-Q, filed with the Commission on August 5, 2004.)

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.

Date: November 4, 2004	/s/ Jimmy W. Hayes

Jimmy W. Hayes
Executive Vice President, Finance
and Chief Financial Officer
(principal financial officer and
duly authorized officer)