Form 10-K
period 2004-12-31
COX COMMUNICATIONS INC /DE/
filed 2005-03-16
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______

Commission File Number 1-6590

COMMUNICATIONS
Cox Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-2112281
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

1400 Lake Hearn Drive, Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

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

     As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s then outstanding Class A Common Stock, par value $1.00 per share, held by non-affiliates of the registrant was $6,604,649,573 based on the closing price on the New York Stock Exchange on such date.

     There were 556,170,238 shares of Class A Common Stock, par value $0.01 per share, and 27,597,792 shares of Class C Common Stock outstanding as of February 28, 2005.

COX COMMUNICATIONS, INC.
2004 FORM 10-K ANNUAL REPORT

Preliminary Note

This annual report on Form10-K is for the year ended December 31, 2004. This annual report modifies and supersedes documents filed prior to this annual report. Information that Cox files with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise.

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

     On October 19, 2004, Cox Enterprises, Inc. (CEI), Cox Holdings, Inc. (Holdings), a wholly-owned subsidiary of CEI, CEI-M Corporation, another wholly–owned subsidiary of CEI, and Cox entered into an Agreement and Plan of Merger. This merger agreement contemplated as an initial step a joint tender offer by Cox and Holdings for all of Cox’s Class A common stock, par value $1.00 per share (former public stock), not already beneficially owned by CEI. On December 8, 2004, Holdings purchased the approximately 190.5 million shares of Cox’s former public stock properly tendered and delivered, which represented more than 90% of Cox’s outstanding former public stock when combined with the Cox Class A stock owned by Holdings and Cox DNS, Inc. (DNS), another wholly-owned subsidiary of CEI. Following that acquisition, Cox was merged with CEI-M in a short-form merger pursuant to Section 253 of the Delaware General Corporation Law with Cox as the surviving corporation. In this report, we refer to the short-form merger as the going-private merger and to the joint tender offer and short-form merger collectively as the going-private transaction.

     Cox is now an indirect, wholly-owned subsidiary of CEI. CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest diversified media companies in the U.S. with consolidated revenues in 2004 of approximately $11.6 billion. CEI, which has a 107-year history in the media and communications industry, also publishes 17 daily newspapers and owns or operates 15 television stations. Through its indirect, majority-owned subsidiary, Cox Radio, Inc., CEI owns, or operates or provides sales and other services for 79 radio stations clustered in 18 markets. CEI is also an operator of wholesale auto auctions through Manheim Auctions, Inc., an indirect wholly-owned subsidiary, and holds a majority interest in AutoTrader.com, which offers consumers an online inventory of new and used vehicles.

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

     Technology and Network Infrastructure. Cox strives to maintain the highest technological standards in the industry. Available service offerings depend on bandwidth capacity; the greater the bandwidth, the greater the capacity of the system. Cox’s cable systems generally have bandwidth capacities ranging from 400 to 750 megahertz or greater. At the end of 2004:

•	Cox had upgraded 93% of its networks to a bandwidth capacity of 750 megahertz or greater;

•	digital cable was available to 99% of the homes passed by Cox’s broadband network;

•	high-speed Internet was available to 99% of homes passed; and

•	telephone was available to 62% of homes passed.

     Clustering. As an integral part of its broadband communications strategy, Cox has continually sought the advantages and efficiencies of operating large local and regional cable system clusters. As of December

31, 2004, approximately 83% of Cox’s basic video customers were served by Cox’s 12 largest clusters, which averaged approximately 435,000 customers each. These clusters, represented by location, are:

Hampton Roads	New England	Orange County
Kansas	New Orleans	Arizona
Las Vegas	Northern Virginia	San Diego
Middle America Cox	Oklahoma	West Texas

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

     Bundling. Bundling is a fundamental business strategy for Cox. A bundled customer is one who subscribes to two or more of Cox’s primary services (video, high-speed Internet access and telephone). Cox offers the full bundle of services supported by a single, integrated back-office platform. That means customers can make one call regarding any and all of their services, can receive a single bill for all services and can receive multiple services at a discount. Cox believes that the bundle increases penetration and operating efficiencies, reduces customer churn and provides a competitive advantage. In 2004, the number of bundled customers grew by 23% to 2.8 million, and 44% of Cox’s basic video customers now subscribe to more than one service.

     Customer Service. Strong customer service is a key element of Cox’s business strategy to deliver advanced communications services to its customers. Cox has always been committed to customer service and has been recognized by several industry groups as a leader in providing excellent customer service. Cox believes that its high level of customer satisfaction helps it compete more effectively as it delivers its wide range of broadband communications services, including digital video, high-speed Internet access and local and long-distance telephone, and will continue to benefit Cox as it offers future services. Cox places special emphasis on training its customer contact employees and has developed customer service standards and programs that exceed national customer service standards developed by the National Cable and Telecommunications Association and the Federal Communications Commission (FCC).

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

In addition, to help bridge the digital divide, Cox provides many local Boys and Girls Clubs of America with free or discounted high-speed Internet access and cable service.

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

Video

     Cox’s cable operations represent the primary element of its integrated broadband communications strategy. Video revenues represented 60%, 64% and 68% of total revenues in 2004, 2003 and 2002, respectively. Cox offers customers a full range of video services and packages. Customers generally pay initial connection charges and fixed monthly fees for video service. As of December 31, 2004, Cox’s cable systems provided video service to approximately 6.3 million customers.

     Cox’s video service offerings consist of the following:

•	Basic Cable. Basic cable includes, for a monthly fee, local broadcast signals available off-air, a limited number of broadcast signals from so-called “superstations,” and public, governmental and educational access channels.

•	Expanded Basic. Expanded service includes, for an additional monthly fee, satellite-delivered non-broadcast programming (such as CNN, MTV, USA, ESPN, A&E, TNT, The Discovery Channel, The Learning Channel and Nickelodeon).

•	Premium Services. Premium services include, for an additional monthly fee, satellite-delivered programming that consists principally of feature motion pictures presented without commercial interruption, sports events, concerts and other entertainment programming (such as Home Box Office, Showtime, Starz and Cinemax).

•	Pay-Per-View. Pay-per-view service allows customers to order, for a one-time fee, a single showing of a recently released movie, sporting event or music concert without commercial interruption.

•	Cox Digital Cable. Digital compression technology currently allows up to 12 digital channels to be inserted into the space of only one traditional analog channel. A set-top video terminal converts the digital signal into analog signals that can be viewed on a television set. A Cox Digital Cable customer can currently receive up to approximately 250 channels, including enhanced pay-per-view service, digital music channels, new networks grouped by genre and an interactive program guide. Customers pay a monthly fee for digital cable, which varies based on level of service and number of digital converters selected by the customer.

     In addition, Cox has introduced new video services to enhance its competitive position and generate additional revenues.

•	Entertainment On Demand. Entertainment On Demand (also referred to as video on demand) is an interactive service that provides access to hundreds of movies and other programming with full VCR-like functionality, including the ability to pause, rewind and fast forward programs. Customers can also start a program whenever they like, stop the selection before it is completed and view a program repeatedly during the 24 hour rental period. Customers generally pay on a per-selection basis. Cox has already launched Entertainment On Demand in some markets, and is working with technology vendors and others to make Entertainment On Demand widely available.

•	High-Definition Television. High definition television is high-resolution digital television. A high definition television signal has twice the color resolution, provides a picture that is six times sharper than that provided by a traditional analog television set and provides enhanced audio, such as Dolby Digital™. Cox provides high definition television service in 93% of its homes passed.

•	Digital Video Recorders. A digital video recorder is a device that allows customers to store television programming on a hard disk drive so that customers can access this programming at a later time. The digital video recorder functions like a VCR, except that there is no videotape and it offers more sophisticated recording options and playback features. Cox has deployed digital video recorders in all of its markets.

High-Speed Internet Access

     Cox offers several packages of high-speed Internet access services with varying speed, features and prices. These services are marketed under the brand name of Cox High Speed Internet. Data revenues represented 17%, 15% and 11% of total revenues in 2004, 2003 and 2002, respectively. These services deliver access to the Internet at speeds of up to 170 times faster than traditional phone modems and provide unique online content that capitalizes on the substantial capacity of Cox’s broadband network. Cox uses its own nationwide Internet Protocol network to deliver high-speed data and Internet services to its customers. This network utilizes Cox’s coaxial cable infrastructure to connect subscribers to the Internet and other online services and includes standard Internet service provider functionality, such as web page hosting for subscribers, access to Internet news groups, multiple e-mail accounts and remote access. Additionally, Cox offers a set of free computer and Internet security software programs designed to help protect its subscriber’s online privacy and identities. Cox believes that control of its network and service will result in better customer service, reduced operating costs and enhanced future services.

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

Cox Digital Telephone

     Cox utilizes the capacity and reliability of its advanced broadband network by providing local telephone services and long-distance services. Telephony revenues represented 9%, 8% and 7% of total revenues in 2004, 2003 and 2002, respectively. In 2004, Cox launched telephone service in five new markets and now serves seventeen markets in total, representing 62% of its total footprint. In five of these markets, Cox provides telephone service via the Internet (VOIP). In the remaining twelve markets, Cox has deployed traditional circuit-based technology. In all locations, the service is marketed as primary line phone service under the brand, Cox Digital Telephone.

Cox Business Services

     Through both its dedicated fiber optic networks and its hybrid fiber coaxial cable networks, Cox Business Services provides a range of advanced communications services, including high-speed Internet access, local and long distance telephone and advanced voice and data transport solutions for companies of all sizes. Commercial revenues represented 6% of total revenues in 2004 and 5% of total revenues in both 2003 and 2002.

Cox Media

     Cox also derives revenues from the sale of advertising time on satellite-delivered networks and digital networks through its advertising sales division, Cox Media. Advertising revenues, primarily consisting of local, regional and national sales, represented 6%, 7% and 8% of total revenues in 2004, 2003 and 2002, respectively. Currently, Cox inserts advertising on up to 67 channels in each of its cable systems. In addition to advertising sales in Cox markets, Cox Media represents the advertising sales efforts of other cable operators.

     Viewership to cable networks has continued to increase over the past 15 years showing the increasing popularity of the medium. Cox expects continued growth of this revenue source as a result of this audience shift. In addition, Cox participates in the national cable advertising market through its investment in National Cable Communications, L.L.C., a partnership that represents cable companies in connection with the sale of advertising space to advertisers. National Cable Communications is the nation’s largest representation firm in spot cable advertising sales.

Customer Data

     The following table presents operating statistics for Cox’s primary services as of December 31, 2004 and 2003:

	December 31
	2004	2003 (a)
Customer relationships
Basic video customers (b)	6,287,395	6,285,236
Non-video customers (c)	348,825	288,157

Total customer relationships (d)	6,636,220	6,573,393

Revenue generating units
Basic video customers (b)	6,287,395	6,285,236
Advanced services (e)	6,286,827	5,116,882

Total revenue generating units (f)	12,574,222	11,402,118

Video homes passed (g)	10,567,166	10,320,817
Basic video penetration (h)	59.5%	60.9%

Cox Digital Cable
Digital cable ready homes passed	10,494,634	10,170,472
Customers	2,410,216	2,141,219
Penetration of customers to basic video customers	38.3%	34.1%

High-Speed Internet Access
High-speed Internet access ready homes passed	10,466,947	10,174,932
Customers	2,571,246	1,987,237
Penetration of customers to high-speed Internet access ready homes passed	24.6%	19.5%

Cox Digital Telephone
Telephone ready homes passed	6,537,968	5,031,401
Customers	1,305,365	988,426
Penetration of customers to telephone ready homes passed	20.0%	19.6%

Bundled Customers
Customers subscribing to two or more services	2,777,588	2,253,596
Penetration of bundled customers to basic video customers	44.2%	35.9%

(a)	Cox sold certain cable systems in the second quarter 2004. Customer data as of December 31, 2003 has been adjusted to exclude these sold cable systems for purposes of comparability.

(b)	A home with one or more television sets connected to a cable system is counted as one basic video customer.

(c)	A customer who receives high-speed Internet or telephone service, but does not subscribe to video service is counted as a non-video customer.

(d)	Total customer relationships represent the number of customers who receive at least one level of service, encompassing video, high-speed Internet and telephony services, without regard to which service(s) customers purchase.

(e)	Advanced services include Cox Digital Cable, Cox High Speed Internet and Cox Digital Telephone.

(f)	Each basic video customer and each advanced service is a revenue generating unit. In certain locations, a household may purchase more than one advanced service, each of which is counted as a separate revenue generating unit.

(g)	A home is deemed to be “passed” if it can be connected to the distribution system without any further extension of the distribution plant.

(h)	Basic video customers as a percentage of video homes passed.

Franchises

     Cable systems are constructed and operated under non-exclusive franchises granted by local governmental authorities that may choose to award additional franchises to competing companies at any time. Franchise agreements typically contain many requirements, such as time limitations on commencement and completion of system construction, service standards, including number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. Local regulation of cable television operations and franchising matters is subject to federal regulation under the Communications Act of 1934, as amended (the Communications Act) and the corresponding regulations of the FCC. See “Legislation and Regulation – Cable Franchising Matters.”

     As of December 31, 2004, Cox held approximately 751 cable television franchises. These franchises generally provide for the payment of fees to the issuing authority. The Communications Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of “gross revenues” derived from the provision of cable services and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

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

Investments

     Cox has made investments in businesses focused on cable programming, telecommunications and technology.

     Discovery Communications, Inc. Discovery provides nature, science and technology, exploration and adventure programming, and is distributed to customers in virtually all homes receiving cable television in the U.S. The principal businesses of Discovery are the advertiser-supported networks: The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe, and

the retail businesses of Discovery.com. In addition, Discovery is building a documentary programming library. At December 31, 2004, Cox owned a 25.0% interest in Discovery.

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

     Other. At December 31, 2004, Cox also had ownership interests in In Demand, L.L.C. and National Cable Communications, L.L.C., as well as certain other public and private companies in the cable programming, telecommunications and technology businesses.

Competition

     Based on reported subscriber numbers of other providers of multi-channel video services, Cox is the fifth largest provider of multi-channel video services in the country. The following providers report higher subscriber numbers than Cox: Comcast Corporation, DirecTV (a subsidiary of Hughes Electronics Corporation which is 34% owned by a subsidiary of News Corporation Limited), Time Warner and Echostar Communications Corporation.

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

Cable and Internet Access Competition. Cox’s cable systems compete with a variety of news, information and entertainment providers. Cox’s cable systems also face competition from all media for advertising dollars. In the communities in which Cox operates its cable systems, Cox may compete with one or more of the following businesses:

•	direct broadcast satellite (commonly known as DBS) and direct-to-home satellite program distributors that transmit video programming, data and other information by satellite to customers’ receiving dishes;

•	local exchange carriers (commonly known as LECs), who have partnered with DBS providers to offer video services over the last year and have recently announced plans to enter the video distribution market with fiber facilities;

•	multichannel multipoint distribution service (also known as MMDS or wireless cable) that uses low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers’ receiving dishes;

•	local television broadcast stations providing free off-air programming that can be received using a roof-top antenna and television set;

•	satellite master antenna television systems (also known as SMATV or private cable systems) that serve condominiums, apartments, office complexes and private residential developments;

•	competitive cable systems that have been franchised by local governments to provide cable television services in areas where Cox operates (commonly known as overbuilders);

•	distributors of home video products;

•	interactive online computer and Internet services;

•	movie theaters;

•	live concerts and sporting events; and

•	books, newspapers and magazines.

In order to compete effectively, Cox strives to provide, at a reasonable price to its subscribers:

•	new products and services, including digital video and audio programming, high definition video programming, high-speed Internet access and telephone services;

•	a greater variety of optional video programming packages;

•	superior technical performance; and

•	superior customer service.

     In recent years the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include direct broadcast satellite service, among others. Direct broadcast satellite services are available throughout the country through the installation of a small roof top or side-mounted antenna. Direct broadcast satellite operators are among the cable industry’s largest competitors. The two largest direct broadcast satellite companies, EchoStar Communications Corporation and DirecTV, are currently offering nationwide high-power direct broadcast satellite services and are each among the four largest providers of multichannel video programming services on the basis of reported subscriber numbers. The de facto controlling interest in DirecTV held by News Corporation Limited, which currently controls direct broadcast satellite operations in Europe, Asia and Latin America, significantly enhances DirecTV’s ability to compete with Cox.

     Direct broadcast satellite service subscribership continues to grow. According to recent government reports, conventional, medium and high-powered satellites provide video programming to over 23.49 million subscribers in the U.S., which represents an approximate 25.45% share of the national multichannel video program distributor market. Direct broadcast satellite providers with high-power satellites typically offer more than 300 channels of programming, including local television broadcast stations and other programming services substantially similar to those provided by Cox’s cable systems. Direct broadcast satellite systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Unlike cable operators, direct broadcast satellite systems have limited ability to offer locally produced programming in each community where service is offered and do not have a significant local presence in most communities. Cox’s video service packages, including its digital cable services, are competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by direct broadcast satellite systems.

     The direct broadcast satellite industry also provides advanced communications services. Direct broadcast satellite providers currently offer one-way high-speed Internet access services using a telephone return path. DirecTV also is offering two-way high-speed Internet access services. DirecTV and Verizon Communications, one of the world’s largest telecommunications companies, have an agreement to offer bundled communications services, including local and long distance telephone, broadband Internet, mobile telephone and satellite TV services, in Rhode Island and in other parts of New England and the mid-Atlantic states. DirecTV also has similar bundled communications service agreements with BellSouth Corporation and Qwest Communications International Inc., both of which are among the world’s largest telecommunications companies. EchoStar is offering its video programming services with the Internet services provided by EarthLink, an Internet service provider, using digital subscriber line technology, and it also has separate agreements in which it bundles its satellite video services with the telephone and Internet services of Sprint Corporation, SBC Communications, Qwest and CenturyTel. Another satellite company called WildBlue (formerly iSKY) reports that it plans to deliver two-way high-speed Internet access to residential and small business markets in the contiguous U.S. and portions of Canada in the second half of 2005 using the Ka-band and spot beam technology. Most of Cox’s cable systems offer high-speed

Internet services that compete with the Internet services offered by these direct broadcast satellite providers and by existing Internet service providers (also known as ISPs) and local and long-distance telephone companies.

     In addition to entering into joint marketing arrangements with direct broadcast satellite providers, some local telephone companies are building fiber optic networks capable of delivering multiple communications services to consumers, including video programming, Internet and telephone services. Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with Cox’s cable television services, including video and Internet services, within and outside their telephone service areas. Telephone companies and other businesses construct and operate communications facilities using various technologies, including fixed wireless technology, that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. Many Internet service providers offer access to the Internet with dial-up services over ordinary telephone lines. The deployment of Digital Subscriber Line technology, also known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Monthly service fees for digital subscriber line services are comparable to charges for high-speed Internet services offered over cable systems, and dial-up Internet services often have a pricing advantage. Numerous companies, including telephone companies, have introduced digital subscriber line service, and certain telephone companies are seeking regulatory changes in order to provide high-speed broadband services without regard to present service boundaries and other regulatory restrictions. In Phoenix, Arizona and Omaha, Nebraska, where Cox operates cable systems, Qwest uses very high-speed digital subscriber line (also known as VDSL) technology to distribute video, high-speed Internet access and telephone service over existing copper phone lines. BellSouth and Earthlink have an agreement to provide high-speed digital subscriber line technology to various markets, including Baton Rouge and New Orleans. Verizon announced that it will provide broadband communications services to EarthLink and will offer Internet telephony services to Earthlink customers.

     As in recent years, Congress may again consider legislation that, if enacted into law, would eliminate or reduce significantly many of the regulatory restrictions on the offering of high-speed broadband services by local telephone companies. The FCC also has several rulemaking proceedings pending that may lead to a reduction or elimination of certain regulatory restrictions currently imposed on the offering of high-speed broadband services by local telephone companies. Similarly, the FCC also adopted regulations in October, 2004 to facilitate the development and delivery of broadband services over electric power lines. See “Legislation and Regulation – Cable Television.” Cox is unable to predict the outcome of these legislative or regulatory initiatives or the likelihood of success of competing video or broadband service ventures by telephone and electric companies or other businesses. Although Cox’s high-speed Internet services are very competitive with the Internet services delivered by telephone companies, Cox cannot predict the impact these competitive ventures might have on its business and operations.

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

     Cox’s cable systems also compete for subscribers with satellite master antenna television systems that receive signals transmitted by satellite at receiving facilities located on private property such as condominiums, apartments, office complexes and other private residential developments. These systems also are developing and/or offering high-speed Internet access and other broadband services along with video services. Satellite master antenna television systems, which normally are free of many regulatory burdens imposed on franchised cable systems, often enter into exclusive agreements with property owners or managers that may preclude franchised cable systems from serving their residents, although some states have enacted laws prohibiting such exclusive arrangements. Courts reviewing challenges to these laws have reached varying results. The FCC has ruled that private cable systems can distribute cable programming services across public rights-of-way to subscribers in multiple buildings over leased video distribution capacity acquired from local telephone companies without obtaining a franchise from the local governmental authorities. Cox is unable to predict the extent to which additional competition from these services will materialize in the future or the impact such competition would have on its operations. However, Cox is continuing to develop and market competitive packages of services to offer residential and commercial developments.

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

     In addition, the FCC has awarded licenses in the 28 gigahertz band for a new multichannel wireless video service called Local Multipoint Distribution Service (also known as LMDS), which, like other wireless cable systems, is capable of transmitting voice and high-speed Internet access as well as video transmissions. The FCC completed an auction of a 500 megahertz block of spectrum in the 12.2 to 12.7 gigahertz band (spectrum previously allocated for direct broadcast satellite system use) in the Multichannel Video Distribution and Data Service (also known as MVDDS); and the FCC will issue at least 192 geographic area licenses throughout the United States authorizing new terrestrial digital wireless video, voice, and data transmission services. The FCC requirements for this new terrestrial digital wireless service requires licensees to operate on a “non-harmful interference” basis with the incumbent spectrum user. Based on the reported results of the spectrum auction, the FCC is expected to issue licenses in several Cox markets, including Las Vegas, Phoenix and San Diego. Cox is unable to predict whether any of these wireless communications services will have a material impact on its business and operations.

     Cox operates its cable systems pursuant to non-exclusive franchises that are issued by a community’s governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which Cox’s cables are attached) may also obtain cable franchises and may provide competing communications services. The consolidated franchising authority for the City and Parish of Lafayette, Louisiana is currently attempting to authorize and finance a competing broadband cable system that will be constructed and operated by the Lafayette Utilities System, a municipal utility. To date, the number of competing cable systems in Cox’s service areas has been relatively slight, and fewer than 10% of Cox’s total homes passed are overbuilt by other cable operators at this time. While Cox believes that the current level of overbuilding has not had a material impact on its operations, it is unable to predict the extent to which adverse effects may occur in the future as a result of overbuilds. See “Legislation and Regulation – Cable Franchising Matters.”

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

     Telephony Competition. Cox’s telephone services compete with various providers of both landline and wireless communications services, including cellular, personal communications services (also known as PCS), and specialized mobile radio (also known as SMR) systems. The switched voice and data telecommunications market currently is dominated by incumbent local telephone companies (also known as incumbent local exchange carriers or ILECs); however, wireless communications service providers and long distance carriers also offer competition to Cox in the delivery of both voice and Internet services. Resellers of the incumbent local telephone company’s voice and Internet services also compete with Cox’s communications services. Resellers are typically low-cost aggregators that serve price conscious market segments; and value-added resellers target customers with special communications needs. Companies offering VOIP service (also known as IP telephony) also compete with Cox’s telephone services.

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

     On January 31, 2005, SBC Communications and AT&T announced that AT&T had agreed to be acquired by SBC and on February 14, 2005, Verizon Communications and MCI announced that MCI had agreed to be acquired by Verizon. Cox is unable to predict the effect these transactions, if consummated, will have on Cox’s telephone services business.

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

     Approximately 212 communities served by Cox’s cable systems currently regulate Cox’s basic service and equipment rates. These communities represent approximately 25% of total communities served by Cox and approximately 50% of the total number of equivalent basic subscribers served by Cox’s cable systems. The regulation of Cox’s basic service and equipment rates in these communities has not materially impacted Cox’s business and operations and Cox does not believe that it will do so in the future.

     The Communications Act and the FCC’s regulations also:

•	prohibit regulation of rates for non-basic multi-channel video service packages and video programming offered on a per channel or per program basis, as well as regulation of rates by local franchising authorities for other non-basic communications services provided over the cable system;

•	require operators to establish a uniform rate structure for cable services throughout each franchise area that is not subject to effective competition, subject to certain exceptions allowing operators to establish reasonable categories of customers and services;

•	permit operators to offer non-predatory bulk discount rates for subscribers in commercial and residential developments and to offer discounted rates to senior citizens and other economically disadvantaged groups; and

•	permit regulated basic equipment and installation rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

     In recent years, Congress has considered imposing new pricing and/or packaging requirements on the video programming services offered by cable operators, including proposals to require cable operators to offer video programming services on an a la carte basis instead of or in addition to the current service packages typically offered by cable operators. Cox cannot predict whether or when Congress or any regulatory agency may adopt new regulations on the pricing or packaging of cable services.

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

     The FCC has an on-going administrative proceeding in which it has evaluated various proposals for mandatory carriage of digital television signals. In its initial decision in this proceeding in January 2001, the FCC:

•	declined to order the carriage of both the analog and digital signals of television stations;

•	implemented technical and operational standards for the carriage of digital television signals;

•	determined that a television broadcast station licensee that is operating only on its authorized digital channel and/or that has surrendered its analog broadcast channel has mandatory cable carriage rights within the broadcaster’s local service area for only the “primary video” programming stream of the broadcaster’s digital broadcast channel and does not have the right to require the cable operator to carry multiple digital programming streams, commonly called multicasting;

•	authorized the digital-only broadcast station to elect whether the operator’s cable system will carry the station’s signal in a digital or converted analog format; and

•	authorized broadcasters with both analog and digital signals to tie the carriage of their digital signals with the carriage of their analog signals as a retransmission consent condition.

     In February 2005, the FCC reaffirmed its 2001 decision not to impose (i) a dual carriage regulation which would have required an operator to carry simultaneously a local broadcaster’s analog and digital signals, and (ii) a requirement that operators carry more than a single digital programming stream from any particular broadcaster. The broadcast industry trade association and several broadcasters have announced that they will challenge the FCC’s February, 2005 ruling in federal court and will lobby Congress for legislative changes to cable operator’s digital broadcast signal carriage obligations. The FCC may evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Cox cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems.

     Except in areas where Cox is subject to effective competition, the Communications Act and the FCC’s regulations prohibit operators from requiring subscribers to purchase any tier of service, other than the basic service tier, as a condition of subscribing to video programming offered on a per channel or per program basis. In response to a complaint alleging a violation of this tier buy-through prohibition, the FCC requested Cox to explain the marketing of its digital cable services in Connecticut wherein subscribers must purchase a “Digital Gateway” service as a condition to receiving any digital services, including digital video programming offered on a per channel or per program basis. Cox’s “Digital Gateway” service consists of an interactive programming guide and Music Choice, a forty-channel audio service. Although Cox has submitted to the FCC an explanation justifying its Digital Gateway service charge which also is assessed to digital subscribers in other Cox systems around the country, it cannot predict how the FCC will decide the matter. Cox does not believe an adverse FCC decision prohibiting Cox’s Digital Gateway charge will materially impact Cox’s business and operations.

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

     The Communications Act contains restrictions on the transmission by cable operators of obscene programming. The Communications Act also requires cable operators, upon the request of a subscriber, to scramble or otherwise fully block any channel that is not included in the programming package purchased by the subscriber. Cable operators are also required to provide by sale or lease a lockbox or other device that permits a subscriber to block the viewing of specific channels during specified periods selected by such subscriber. From time to time, Congress has considered restrictions on the carriage by cable operators of indecent, non-obscene programming, such as adult oriented programming. Cox cannot predict if Congress or any regulatory agency may adopt restrictions on the carriage of such programming or the impact of such restrictions on Cox’s business and operations.

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

     The FCC has also initiated a regulatory proceeding to evaluate its jurisdiction and regulatory authority over the distribution of interactive television services, including advanced instant messaging and interactive menu services. The FCC’s attempt to require video programmers, including cable operators, to provide simultaneous audio description of video activity occurring on certain programming to assist visually impaired persons has been rejected by a federal appellate court.

     Use of Cox’s Cable Systems by the Government and Unrelated Third Parties. The Communications Act allows local franchising authorities and unrelated third parties to have access to cable systems’ channel capacity for their own use. For example, in addition to the mandatory broadcast carriage requirements discussed earlier (see “Legislation and Regulation – Cable Television – The Communications Act and FCC Regulations – Content Requirements and Restrictions), the Communications Act:

•	permits franchising authorities to require that cable operators provide channel capacity for public, educational and governmental access programming; and

•	requires cable systems with 36 or more activated channels to designate a significant portion of their channel capacity for programming provided by unaffiliated third parties under regulated lease arrangements.

     The FCC regulates various aspects of third party commercial use of channel capacity on cable systems, including the rates and certain terms and conditions of such use.

     Various consumer groups and companies, including telephone companies and Internet service providers, have lobbied vigorously for local, state and federal governments to mandate that cable operators provide capacity on their systems so that these companies and others may deliver high-speed Internet and interactive television services directly to subscribers over cable systems. Municipal efforts to impose unilaterally so-called ‘‘open access’’ requirements on cable operators have not generally been successful and have been rejected by several federal courts, although the rationale for each decision has varied. The FCC, in connection with its review of the AOL-Time Warner merger, imposed, together with the Federal Trade Commission, limited multiple access, technical performance and other requirements related to the merged company’s Internet and Instant Messaging platforms.

     In 2002, the FCC decided that the provision of broadband Internet services over cable systems is an interstate “information service,” and not a “cable service” or “telecommunications service.” The FCC confirmed that cable operators offering integrated high-speed Internet services are not subject to common carrier requirements to offer the transport functions underlying their Internet services on a stand-alone basis to unaffiliated Internet service providers. In October 2003, a three-judge panel for the U.S. Court of Appeals for the Ninth Circuit concluded that broadband Internet service delivered over a cable system is in part a telecommunications service and therefore it vacated in part and remanded the FCC’s decision for further proceedings at the FCC. The U.S. Supreme Court has agreed to review the Ninth Circuit’s decision, which has been stayed pending a final decision from the Supreme Court. The FCC has a separate rulemaking pending to assess issues concerning the regulation of broadband Internet services provided over cable systems, including whether the FCC can and should exercise authority to develop a new regulatory framework for Internet service provided over cable systems as a facilities-based interstate information service and the role, if any, of state and local governmental authorities in regulating such services. Similarly, in a rulemaking proceeding involving regulation of incumbent local exchange carriers’ broadband services, the FCC has proposed to classify broadband Internet services provided by local telephone companies over their own wireline facilities as “information services.” The outcome of the pending appeal of the FCC’s regulatory classification of high-speed Internet services provided over cable systems and the pending FCC broadband rulemaking proceedings may affect significantly Cox’s regulatory obligations, including whether Cox will be required to obtain additional local authority to use the local rights-of-way for the delivery of high-speed Internet services or to pay local governmental franchise fees and/or federal and state universal service fees on high-speed Internet service revenues. Cox cannot predict the ultimate outcome of these judicial and administrative proceedings or the impact of any new regulatory requirements on Cox’s business and operations.

     In June 2000, the federal appellate court for the Ninth Circuit, which has jurisdiction over California, Nevada and Arizona (among other states), decided in a dispute between AT&T Broadband and the City of Portland that the Internet service offered by AT&T Broadband was not a cable service. As a result, Cox determined that it could incur liability in those states if it continued to collect and remit franchise fees on revenue derived from its high-speed Internet services. Additionally, because the FCC ruled in March 2002 that high-speed Internet services provided over cable systems are not cable services, Cox notified all of its local franchising authorities that it no longer could collect and remit franchise fees on its high-speed Internet service revenues. Although various local franchising authorities have objected to the termination of franchise fee payments on the revenues from Cox’s high-speed Internet services, the only franchising authorities that have taken any formal action against Cox are the City of Los Angeles, California and Jefferson Parish, Louisiana. Los Angeles has given Cox and other cable operators doing business in the City of Los Angeles a formal notice of default of their franchise obligations for failure to pay franchise fees on high-speed Internet service revenues. Jefferson Parish filed a lawsuit claiming, among other things, that Cox is obligated to pay franchise fees on its high-speed Internet services. In March 2004, Cox and Jefferson Parish settled the case in a manner which Cox believes is beneficial to its operations. Cox cannot predict the outcome of the Los Angeles franchise fee dispute, or the impact of any adverse result in such dispute on its business and operations. As of December 31, 2004, Cox had approximately 9,400 subscribers in the City of Los Angeles.

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

     Pole Attachments. The Communications Act requires public utilities to provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by public utilities for use of utility poles and conduit space unless state authorities have certified to the FCC that they adequately regulate pole attachment rates, as is the case in certain states where Cox operates. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The Communications Act does not regulate municipally owned or cooperatively owned utilities. The FCC’s original rate formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing cable services and other non-telecommunications services. The FCC also adopted a second rate formula that governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Any resulting increase in attachment rates due to the FCC’s new telecommunications rate formula was phased in over a five-year period in equal annual increments beginning in February 2001.

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

     Cox is involved in two complaint proceedings filed at the FCC by various state cable associations (Florida and Georgia) challenging certain utilities’ rate increases and the unilateral imposition of new contract terms. The utilities in these cases challenged, among other things, the constitutionality of the

FCC’s pole attachment rate formulas. The proceedings involving Cox’s Florida and Georgia cable systems were decided in 2003 by the FCC in favor of the cable operators; however, in the Florida case the utility involved is seeking further review by the FCC which has ordered an administrative law judge to conduct limited discovery and, if necessary, to hold evidentiary hearings to supplement the record for further review. Cox is unable to predict the outcome of the legal challenges to the FCC’s regulations or the ultimate impact any revised FCC rate formula, any new pole attachment regulations or any modification of the FCC’s regulatory authority might have on Cox’s business and operations.

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

     The federal courts rejected constitutional challenges to the statutory ownership limitations; but a federal appellate court concluded that the FCC’s nationwide cable subscriber ownership limit and its cap on the number of affiliated programming channels an operator may carry on its cable systems were unconstitutional and that certain of its ownership attribution rules were unreasonable. The FCC has initiated a rulemaking proceeding to evaluate the feasibility of new horizontal and vertical cable ownership limitations and revised attribution standards. Cox is unable to predict the outcome of this FCC proceeding or the impact any new FCC ownership restrictions or attribution rules might have on its business and operations.

     The 1996 Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. The FCC eliminated its regulations precluding the cross-ownership of a national broadcasting network and a cable system, and its regulations prohibiting the common ownership of other broadcasting interests and cable systems in the same geographical areas. This broadcast-cable cross-ownership rule, when it was effective, prohibited Cox from owning or operating a cable system in the same area in which CEI or one of CEI’s subsidiaries owns or operates a television broadcast station. Although the FCC has modified many of its media ownership restrictions, it has not proposed to implement a new broadcast-cable cross-ownership prohibition. With the FCC’s elimination of its cable-broadcast cross-ownership restriction, Cox may obtain an enhanced degree of flexibility in structuring its cable operations.

     Local Telephone Company Ownership of Cable Systems. Federal law permits potentially strong competitors such as telephone companies to enter into the cable business. Local telephone companies may offer video services in their local telephone service areas, and legal barriers to competition that exist in state and local laws and regulations are preempted. Federal law sets basic standards for relationships between telecommunications providers and significantly limits acquisitions and joint ventures between cable and local telephone companies operating in the same market.

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

     Local telephone companies providing cable service through cable systems or open video systems are not bound by common carrier obligations, which otherwise would require a telephone company to make capacity available on its network on a nondiscriminatory basis for the provision of cable service directly to subscribers by unaffiliated third parties. Cox may elect to operate open video systems, but only if it is subject to effective competition as defined by federal law; however, it may not terminate an existing franchise agreement to become an open video system operator. Cox does not operate any open video systems, and no open video systems currently operate in any of Cox’s franchise areas.

     General Ownership Limitations. The Communications Act generally prohibits Cox, with certain limited exceptions, from owning and/or operating a satellite master antenna television system or a wireless cable system in any area where Cox provides franchised cable television service. The FCC’s rules, however, permit Cox to offer service through satellite master antenna television systems in its existing franchise areas so long as the service is offered according to the terms and conditions of Cox’s local franchise agreement.

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

     The FCC also adopted regulations regarding compatibility between cable systems and consumer electronics equipment. The FCC’s rules assure the competitive availability of customer premises equipment, such as set-top converters or other navigation devices, which are used to access services offered by cable systems and other multichannel video programming distributors. Cable operators are required to separate security from non-security functions in certain customer premises equipment by making available modular security components that would function in set-top converters purchased or leased by subscribers from retail outlets. Effective July 1, 2006, Cox will be prohibited from selling or leasing new navigation devices or set-top converters that integrate both security and non-security functions. Cox, however, will not be required to discontinue the leasing of older set-top converters that include integrated security functions if those converters are provided to subscribers before July 1, 2006.

     The FCC also adopted technical rules and standards to implement an agreement between the cable and consumer electronics industries aimed at promoting the manufacture of “plug and play” set top converter boxes that would be commercially available to consumers as well as television sets that can connect directly to cable operators’ networks and receive one-way analog and digital cable services without the need for a set top converter box. The FCC also initiated a rulemaking to consider additional “plug and play” regulations, including standards for copy protection technologies that cable operators would need to support. The cable and consumer electronics industries are currently negotiating an agreement that will allow for the manufacture of two-way, interactive “plug and play” equipment. Cox cannot predict the ultimate outcome of these negotiations, any FCC proceeding or court challenge to the FCC’s regulations or the impact of new technical equipment regulations on Cox’s business and operations.

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

     The Copyright Office has recommended that Congress revise both the cable and satellite compulsory copyright licenses. Congress modified the satellite compulsory license in a manner that permits direct broadcast satellite operators to be more competitive with cable operators such as Cox. The possible simplification, modification or elimination of the cable compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect Cox’s ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to Cox’s subscribers. Cox cannot predict the outcome of this legislative activity.

     Cox distributes to subscribers programming that contains music, including local advertising, local origination programs, access channels and pay-per-view events. The cable industry reached agreements with the three major music performing rights organizations for a standard license covering the performance of music in certain programming, including advertising inserted by the cable operator in programming produced by other parties, and Cox has executed music performance license agreements with these organizations. Although each of these agreements requires the periodic payment of music license fees, Cox does not believe such license fees will have a significant impact on its business and operations.

     Cable Franchising Matters

     Because cable systems use local streets and rights-of-way, they are subject to state and local regulation, which typically is implemented through the franchising process. Consistent with the Communications Act, state and/or local officials are usually involved in franchisee selection and in establishing requirements for, among other things, system capabilities and construction, insurance, basic service rates, consumer relations, billing practices and community-related programming and services. Upon receipt of a franchise, the cable system owner usually assumes a broad range of obligations to the issuing authority that directly affect the system’s business. Franchise terms and conditions vary materially from jurisdiction to jurisdiction, and even from city to city within the same state. Although franchising matters normally are resolved at the local level through a franchise agreement and/or a local ordinance, the Communications Act and FCC regulations provide certain guidelines and requirements that govern a cable operator’s relationship with its local franchising authority. For example, federal law:

•	generally prohibits a cable operator from operating without a franchise;

•	permits local authorities to regulate basic service and equipment rates, but only in a manner consistent with the FCC’s regulations and decisions;

•	encourages competition with existing cable systems by:

-	allowing municipalities to operate their own cable systems without franchises; and

-	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area;

•	permits local authorities, when granting or renewing franchises, to establish requirements for cable-related facilities and equipment;

•	permits local authorities, in granting or renewing a cable franchise, to require the provision of channel capacity for public, educational and governmental channels, and to require the construction of institutional networks;

•	prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;

•	permits a cable operator to seek modification of franchise requirements from the franchising authority or by judicial action if changed circumstances warrant the modification;

•	generally prohibits franchising authorities from:

-	imposing requirements in the grant or renewal of a cable franchise that require, prohibit or restrict the provision of telecommunications services;

-	imposing cable franchise fees on revenues derived from providing telecommunications services over the cable system; or

-	restricting the use of any type of subscriber equipment or transmission technology;

•	limits franchise fees to 5% of gross revenues derived from providing cable services over the cable system;

•	establishes formal and informal procedures for renewal of cable franchises that are designed to protect cable operators from arbitrary denials of renewal; and

•	permits state or local franchising authorities to adopt certain additional conditions regarding the transfer of cable system ownership.

     Cox’s franchises typically require the periodic payment of fees to franchising authorities of up to 5% of “gross revenues,” as defined by each franchise agreement. Under the Communications Act and FCC rules, these franchise fees may be passed on to subscribers and separately itemized on subscriber bills. Franchise fees paid by cable operators on non-subscriber related revenue generated from such things as cable advertising and home shopping commissions also may be passed through to subscribers and itemized on subscriber bills regardless of the source of the revenues on which they were assessed. In connection with its March 2002 decision classifying high-speed Internet services provided over a cable system as interstate information services, the FCC stated that revenues derived from cable operators’ Internet services should not be included in the revenue base from which franchise fees are calculated. In October 2003, the U.S. Court of Appeals for the Ninth Circuit vacated the FCC’s decision classifying cable operators’ Internet services as an interstate “information service” and not a “telecommunications service; however, the U.S. Supreme Court has agreed to review this Ninth Circuit decision which has been stayed pending final action by the Supreme Court. Because of the FCC’s decision, Cox notified all of its local franchising authorities that it no longer could collect and remit franchise fees on its high-speed Internet service revenues. For a discussion of this and other related matters, see “Legislation and Regulation – Cable Television — Use of Cox’s Cable Systems by the Government and Unrelated Third Parties.” Cox is unable to predict the ultimate resolution of these matters, but does not expect that any additional franchise fees it may be required to pay will be material to Cox’s business and operations.

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

Telecommunications

     The telecommunications services currently offered by Cox are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all aspects of interstate and international telecommunications services and the facilities used to provide those services. The 1996 Telecommunications Act established a national policy of promoting local exchange competition and set standards to govern relationships among telecommunications providers, including, among others, the interconnection of competitive carriers and the unbundling of monopoly incumbent local telephone company services. The statute expressly preempted legal barriers to telecommunications competition under state and local laws. The 1996 Telecommunications Act also established new requirements for the maintenance of universal telephone service and imposed obligations on telecommunications providers to maintain customer privacy. Cox’s ability to offer telephone services in competition with incumbent local telephone companies and others will be affected by the degree and form of regulatory flexibility ultimately afforded by the FCC to incumbent local telephone companies and other companies, and will depend, in part, upon FCC determinations regarding telecommunications markets.

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

     The FCC adopted pricing standards and negotiation and arbitration guidelines that the states must follow in reviewing interconnection agreements between incumbent local telephone companies and their competitors. Although these rules initially were adopted in 1996, many of the rules governing the extent to which incumbent local telephone companies must provide unbundled elements of their networks to competitors never became final. Most recently, in response to a 2004 decision by the U.S. Court of Appeals for the District of Columbia Circuit, the FCC adopted modified unbundling rules in December 2004. These rules limit the access of competitive carriers to high capacity transport facilities, including connections from the customer location to the ILEC’s switch, and eliminate competitive carriers’ access to unbundled local switching provided by ILECs.

     Incumbent telephone companies have appealed aspects of this decision, and it is likely that competitive local exchange carriers (known as CLECs) will do so as well. The new rules are expected to disadvantage competitive carriers, such as AT&T, MCI and Birch Telecom, that make significant use of unbundled elements of the networks of other carriers to provide local telephone services.

     In a related proceeding, in July 2004 the FCC adopted an order modifying its rules governing the ability of CLECs to adopt the terms of existing interconnection agreements, rather than negotiating or arbitrating terms of their own. The new rule requires CLECs that wish to adopt existing terms to adopt an entire agreement, rather than permitting them to take individual terms from agreements of their choice. Cox and other CLECs have appealed this decision to the U.S. Court of Appeals for the Ninth Circuit, and briefing is complete, but no date has been set for oral argument and the date of any decision is uncertain.

     The FCC’s pricing rules for incumbent local telephone companies pricing of unbundled network elements and interconnection were upheld in May 2002 by the U.S. Supreme Court. However, the FCC is considering modifying its rules governing intercarrier compensation and on March 3, 2005 released a notice of proposed rulemaking on the overall pricing framework. If the FCC modifies the intercarrier compensation rules, Cox’s costs for interconnection could decrease, but Cox also may lose revenues it now receives for providing interconnection to other local telephone companies, including incumbent local telephone companies. If the FCC modifies its overall pricing rules, Cox’s costs for interconnection and for use of unbundled elements of ILEC networks could increase.

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

     Under the 1996 Telecommunications Act, competitive wireline entrants such as Cox are subject to federal regulatory requirements for the provision of local exchange service in any market. All local telephone companies must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale, and access to rights-of-way. These requirements also place burdens on new entrants that may benefit their competitors. In particular, the resale requirement means that a company could seek to resell services using the facilities of a new entrant such as Cox without making a similar investment in facilities. In addition to incumbent local telephone companies and existing competitive access providers, new entrants potentially capable of offering telecommunications services include cable companies, electric utilities, long-distance carriers, microwave carriers, terrestrial and satellite wireless service providers, resellers and private networks built by large end-users or groups of these entities in combination. On November 10, 2003, the FCC issued an order facilitating the transfer of telephone numbers between landline and wireless carriers, which will make it easier for wireless providers to compete with Cox and other landline carriers. On March 11, 2005, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision remanding this order and staying its applicability to carriers that qualify as “small entities” under the Regulatory Flexibility Act until such time as the FCC conducts an analysis of the impact of the order on such entities. It is unclear what entities would be subject to this stay, but it is likely to include certain rural carriers that compete with Cox.

     Access Charges. The FCC has adopted an order implementing requirements designed to cause the access charge rates of competitive local telephone companies to decrease over time until they reach the rates charged by incumbent local telephone companies. This transition was completed in June 2004. The FCC also held that a long distance carrier’s refusal to serve the customers of a competitive local telephone company whose access charges comply with the FCC’s benchmarks generally would constitute a violation of the duty of all common carriers to provide service upon reasonable request. Consequently, while the access charges collected by competitive local telephone companies, including Cox, have declined under the FCC’s order, the order also will ensure that the competitive local telephone company’s customers have access to a fully interconnected telecommunications network. The FCC also is considering access charge issues in the intercarrier compensation proceeding described above. For further information, please see “–Local Telephone Competition Rules.”

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

     The 1996 Telecommunications Act required the FCC to establish an explicit mechanism for subsidizing service to high cost areas and low-income customers, the traditional subjects of universal service rules, and to create programs to subsidize service to schools, libraries and rural health care providers. Telecommunications carriers (subject to limited exemptions) must contribute to funding these universal service programs. On October 27, 2003, the FCC released an order modifying the ways in which rural and non-rural high-cost support is calculated. The new rules could reduce the amounts required to be contributed by carriers to the high-cost fund in the future. However, on February 23, 2005, the U.S. Court of Appeals for the 10th Circuit granted an appeal of this order and remanded it to the FCC for further consideration, so it is possible that the FCC may conclude that it must increase the amounts contributed to the high-cost fund. Moreover, the FCC’s 2002 tentative conclusion that broadband Internet services provided by telephone companies should be classified as information services under the Communications Act has led to questions regarding whether similar services provided by cable operators should be subject to universal service fund contributions.

     Under the contribution factors for 2004, Cox contributed approximately $17.3 million of its interstate telecommunications revenues to the federal Universal Service Fund. In addition to the federal universal service plan, most or all states likely will adopt their own universal service support mechanisms.

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

     Voice over Internet Protocol Services. Regulatory issues concerning voice services offered via Internet Protocol are being considered at both the federal and state level. Providers of these services, such as Vonage and 8x8, argue that they are not subject to state regulation because their offerings constitute interstate information services, regulated only by the FCC. State regulators in several states, including California, where Cox provides competitive telephone service, and New York have begun inquiries into the extent to which voice over Internet Protocol services should be regulated. Among the issues raised by these services is the extent to which they can or should be required to comply with state 911 laws and how to ensure universal telephone service if voice over Internet Protocol services are not regulated. In February 2004, the FCC adopted a notice of proposed rulemaking to address these issues and asked for comment on a petition seeking forbearance from regulation of voice over Internet Protocol services. In addition, the FCC, in August 2004, opened a separate proceeding on how Internet Protocol-based services will comply with laws permitting surveillance of communications by law enforcement agencies. The FCC also issued several orders addressing issues relating to voice services offered via Internet Protocol, including an order in October 2004 preempting state regulation of the service offered by Vonage and similar services. The Vonage order is the subject of pending appeals. While nearly all of Cox’s telephone services are provided using traditional circuit-switched technology, Cox is offering voice over Internet Protocol services in Roanoke, Virginia and plans to expand its use of Internet Protocol technologies. To the extent that providers of such services ultimately are deemed to be exempt from state regulation, providers of circuit-switched services, including Cox, could be disadvantaged in the marketplace. In addition, the resolution of issues relating to how Internet Protocol-based services will interconnect with and otherwise interact with traditional circuit-switched services, including the extent to which such services will be subject to access charges and universal service contributions, could have a significant effect on the development of those services and the ability of those services to compete with circuit-switched services in the long run.

     State Telecommunications Regulation. In addition to federal rules and regulations that apply to Cox’s telephony operations, state commissions regulate, to varying degrees, the intrastate services of telecommunications providers including those provided by Cox. New entrants providing local exchange services typically must apply for and receive state certification and operate in accordance with state commission pricing, terms and quality-of-service regulations. Under the 1996 Telecommunications Act, state commissions also must review interconnection agreements entered into between incumbent local telephone companies and new entrants, as well as enforce the terms of disputed agreements. If a state commission refuses to fulfill these responsibilities, carriers may seek relief from the FCC. Cox and several other carriers have been required to seek such relief for matters arising in Virginia because the Virginia State Corporation Commission had determined that it would not consider matters brought under the 1996 Telecommunications Act. The Virginia-related matters now pending before the FCC include the arbitration of the terms of interconnection agreements between Verizon and three competitive local telephone companies, including Cox. The Virginia legislature has passed legislation that requires the State Corporation Commission to consider matters brought before it pursuant to the 1996 Telecommunications Act.

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

Employees

     At December 31, 2004, Cox had approximately 22,350 full-time-equivalent employees. Cox considers its relations with its employees to be satisfactory.

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

ITEM 3. LEGAL PROCEEDINGS

     Cox’s subsidiary Cox Communications Louisiana L.L.C. (Cox Louisiana) was a defendant in a putative subscriber class action suit in Louisiana state court filed on November 5, 1997. The suit challenged the propriety of late fees charged by Cox Louisiana in the greater New Orleans area to customers who fail to pay for services in a timely manner. The suit sought injunctive relief and damages under certain claimed state law causes of action. On March 29, 2004, the parties entered into a settlement agreement. This settlement was approved by the court and became final in August 2004. The settlement has now been fully implemented and all class consideration disbursed. The settlement did not have a material impact on Cox’s operations or liquidity.

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

     Cox @Home, Inc., a wholly-owned subsidiary of Cox, is a stockholder of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. On September 24, 2002, a committee of bondholders of Excite@Home sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleged the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. On September 30, 2003, the Delaware District Court ordered the action transferred to the United States District Court for the Southern District of New York. On December 22, 2003, Cox and Cox@Home filed a motion to dismiss, or, in the alternative, for judgment on the pleadings, with respect to the Section 16(b) claim. On August 12, 2004, the court granted Cox’s and Cox @Home’s motion and dismissed the Section 16(b) claim. Cox and Cox @Home, among others, subsequently entered into an agreement with Excite@Home tolling the statute of limitations on the remaining claim for purported breach of fiduciary duty, and on December 3, 2004, the court dismissed that claim without prejudice. On January 4, 2005, plaintiff noticed its appeal of the dismissal of the Section 16(b) claim to the United States Court of the Appeals for the Second Circuit. Cox and Cox @Home intend to defend this action vigorously. The outcome cannot be predicted at this time.

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

AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. On March 10, 2005, the Court issued an order certifying a class of all persons and entities who purchased the publicly traded common stock of Excite@Home during the period March 28, 2000 through September 28, 2001, and directing that notice of the certification be given to the class. The class excludes the defendants in the action and certain of their related persons. The complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting “puffery,” dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. On February 17, 2004, the Court granted plaintiffs leave to file a motion to amend the complaint to add an additional claim for relief against all defendants under Section 14(a) of the Securities Exchange Act in connection with an allegedly false or misleading proxy statement issued by Excite@Home. On February 24, 2004, the Court granted Cox’s and Mr. Woodrow’s motion for reconsideration and dismissed plaintiffs’ allegations that Cox and Mr. Woodrow were “control persons” with respect to primary violations of Rule 10b-5 alleged to have occurred after August 28, 2000. On April 5, 2004, Cox and certain other defendants jointly filed a motion to dismiss the Section 14(a) cause of action that was added in plaintiffs’ amended complaint. On August 9, 2004, the District Court granted defendants’ motion, and dismissed the Section 14(a) cause of action. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

     On June 14, 2004, Acacia Media Technologies Corporation filed a lawsuit against Cox and Hospitality Network, Inc., (a wholly-owned subsidiary of Cox) among others, in the United States District Court for the Northern District of California asserting claims for patent infringement. The complaint seeks preliminary and permanent injunctive relief and damages in an unspecified amount. On July 7, 2004, Acacia Media filed an amended complaint to its lawsuit to add CoxCom as a defendant and to remove Cox as a defendant. CoxCom and Hospitality Network timely filed their answer to the amended complaint on October 21, 2004. On November 11, 2004, Acacia Media filed a motion before the Multi-District Litigation panel to transfer related patent actions under 28 U.S.C. § 1407. That motion sought to transfer several related cases brought by Acacia in other jurisdictions to a single court. All of the defendants opposed that motion. On February 24, 2005, the Multi-District Litigation Panel transferred all of the Acacia litigation to Judge Ware in the Northern District of California. CoxCom and Hospitality Network intend to defend the action vigorously. The outcome cannot be predicted at this time.

     Eighteen putative class action lawsuits were filed, purportedly on behalf of the public stockholders of Cox, challenging CEI’s August 2, 2004 proposal to acquire all of the issued and outstanding shares of Cox Class A common stock not beneficially owned by CEI, for $32.00 in cash per share. Fifteen of the lawsuits were filed in the Court of Chancery of the State of Delaware. Following a hearing held on August 24, 2004, the Delaware court consolidated the actions under the caption In re Cox Communications, Inc. Shareholders’ Litigation, Consolidated C.A. No. 613-N. The Delaware complaint names as defendants Cox, CEI, Cox Holdings, Barbara Cox, Anthony and Anne Cox Chambers, and the members of the Cox Board of Directors. The Delaware complaint alleges, among other things, that the price proposed to be paid in the proposed transaction was unfairly low, that the initiation and timing of the proposed transaction were in breach of the defendants’ purported duties of loyalty and constituted unfair dealing, that the structure of the proposed transaction was inequitably coercive, that defendants caused materially misleading and incomplete information to be disseminated to the public holders of the Cox shares, and that the Board defendants would breach their duty of care and good faith by approving the proposed transaction and by purportedly attempting to disenfranchise the holders of the Cox shares by circumventing certain alleged contractual voting rights. The Delaware complaint seeks an injunction against the proposed transaction, or, if it is consummated, rescission of the transaction and imposition of a constructive trust, as well as money damages, an accounting, attorneys’ fees, expenses and other relief.

     The remaining three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, styled Brody v. Cox Communications, Inc., et al., 2004CV89198, Golombuski v. Cox Communications, Inc., et al., 2004CV89216, and Durgin v. Cox Communications, Inc., et al., 2004CV89301. The Georgia actions were purportedly brought on behalf of the public holders of shares of Cox Class A common stock against Cox, CEI and the Cox Board, although four counts of the Golombuski complaint were brought derivatively on behalf of Cox against the Cox Board and CEI. With the exception of the Durgin action, which did not assert claims against CEI, the Georgia actions each allege that CEI and the Cox Board breached their fiduciary duties in connection with the proposed transaction, which plaintiffs allege proposed a purchase price which was below the fair value of the Cox shares. On August 18, 2004, plaintiffs in the Georgia actions moved for entry of a case management order to consolidate the Georgia Actions under the caption In re Cox Communications, Inc. Shareholder Litigation, C.A. No. 2004-CV-89198.

     On October 19, 2004, CEI and Cox publicly announced that they had entered into a Merger Agreement pursuant to which the shares of Cox Class A common stock not beneficially owned by CEI would be proposed to be acquired for $34.75 per share by means of a tender offer and follow-on merger. On October 18, 2004, prior to the announcement of the Merger Agreement, the parties to the Delaware action agreed upon and executed a memorandum of understanding. Pursuant to the Delaware memorandum of understanding, the parties to the Delaware action agreed, subject to the conditions set forth therein, to enter into a stipulation of settlement, to cooperate in public disclosures related to the Merger Agreement, and to use their best efforts to gain approval of the proposed settlement terms by the Delaware court.

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

     Pursuant to the Delaware memorandum of understanding and the Georgia memorandum of understanding, defendants provided plaintiffs’ counsel in the Delaware action and the Georgia actions with confirmatory discovery relating to the Merger Agreement, including additional document production and depositions, and that the parties agreed to suspend all other proceedings in the actions, except any settlement related proceedings in Delaware and Georgia.

     On November 18, 2004, the court entered a scheduling order in the Delaware action. The scheduling order preliminarily certified the Delaware action as a class action on behalf of a class consisting of all record and beneficial holders of Cox shares (other than CEI and its subsidiaries), from and including August 2, 2004 through and including the date of the consummation of the merger, and certain persons related to the class members. The defendants in the Delaware action are excluded from the class. The scheduling order also initially set a settlement hearing for January 26, 2005 to consider, among other things, whether (i) the Settlement embodied in the Stipulation is fair to the class, (ii) the Delaware action should be dismissed with prejudice, and the claims that were settled in the Stipulation of Settlement released, (iii) the class should be finally certified, and (iv) the attorneys’ fees sought by plaintiffs’ counsel in the Delaware action should be awarded.

     On January 13, 2005, an individual shareholder and several mutual funds who purportedly were members of the plaintiff class filed a joint objection to the requested attorneys’ fees sought by plaintiffs’ counsel, but did not object to the proposed settlement itself. The court subsequently determined to postpone consideration of the objection to the request for attorneys’ fees, and, at the January 26, 2005 settlement hearing, the court continued consideration of the settlement to March 16, 2005, at which time the request for attorneys’ fees also was to be considered. However, on February 23, 2005, at the request of the plaintiffs, among others, the court again continued consideration of the request for attorneys’ fees (but not the settlement itself) until May 9, 2005.

     If the Settlement ultimately is not approved by the Delaware court, the Delaware action and the Georgia actions could proceed and the plaintiffs in those actions could seek the relief sought in their respective complaints. Accordingly, there can be no assurance that the Settlement, or the dismissal of the Delaware action and the Georgia actions, will be completed on the terms described above. If the Settlement is not approved or if the Delaware action or any of the Georgia actions are not dismissed, the Company intends to continue to defend these actions vigorously. The outcome of this matter cannot be predicted at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In connection with the going-private merger, all shares of Cox’s former public stock were cancelled, and new shares of Class A common stock, par value $0.01 per share (private stock), were issued to Holdings and DNS on a share-for-share basis. Accordingly, there are now two holders of the private stock.

     The former public stock was listed on the New York Stock Exchange, but as a result of the going-private transaction, the former public stock was de-listed from the New York Stock Exchange as of December 9, 2004. Cox filed a Form 15 to deregister the former public stock on December 9, 2004. The private stock is not listed on any stock exchange and is not quoted on any automated quotation system.

     The following table summarizes information about Cox’s equity compensation plans as of December 31, 2004. All outstanding awards relate to the private stock.

	A				C
	Number of				Number of securities
	securities to be				remaining available for
	issued upon		B		future issuance under
	exercise of		Weighted-average		equity compensation
	outstanding		exercise		plans
	options,		price of outstanding		(excluding securities
	warrants and		options,		reflected
Plan Category	rights		warrants and rights		in column A)
Equity compensation plans approved by security holders	15,989,939	(a)	$36.46	(a)	—	(b)
Equity compensation plans not approved by security holders	—		N/A		—	(c)
Total	15,989,939		$36.46		—

(a)	Consists of stock options outstanding under the Cox Communications, Inc. Amended and Restated Long-Term Incentive Plan.

(b)	On December 29, 2004, Cox filed a post-effective amendment on Form S-8 to deregister all shares not issued prior to the going-private merger.

(c)	On December 29, 2004, Cox filed a post-effective amendment on Form S-8 to deregister all shares not issued prior to the going-private merger under the Cox Communications, Inc. Stock Option Plan for Non-Employees, which was adopted by the Compensation Committee on August 11, 1999 in connection with the merger between Cox and TCA Cable TV, Inc.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. for a discussion of events that affect the comparability of the information reflected in the selected consolidated financial data for each of the years in the three-year period ended December 31, 2004.

	Year Ended December 31
	2004	2003	2002	2001	2000
	(Millions of Dollars)
Statement of Operations Data
Revenues	$6,425.0	$5,758.9	$5,038.6	$4,253.2	$3,673.7
Operating (loss) income	(1,660.2)	586.9	417.4	(118.3)	140.8

	Year Ended December 31
	2004	2003	2002	2001	2000
	(Millions of Dollars)
Interest expense	429.1	467.8	549.9	565.9	550.8
(Loss) gain on derivative instruments, net	(0.1)	(22.6)	1,125.6	(212.0)	—
Gain (loss) on investments, net	28.4	165.2	(1,317.2)	1,151.2	3,282.0
Loss on extinguishment of debt	(7.0)	(450.1)	(0.8)	—	—
(Loss) income before cumulative effect of change in accounting principle	(1,165.1)	(137.8)	(274.0)	37.9	1,925.3
Cumulative effect of change in accounting principle, net of tax	(1,210.2)	—	—	717.1	—

Net (loss) income	(2,375.3)	(137.8)	(274.0)	755.0	1,925.3

Balance Sheet Data *
As of December 31
Total assets	$29,253.7	$24,417.6	$25,015.3	$25,061.4	$24,720.8
Debt (including amounts due to CEI)	13,031.3	7,015.8	7,316.0	8,417.7	8,543.8
Cox-obligated capital and preferred securities of subsidiary trusts	—	—	—	1,155.7	1,155.4

Cash Flow Data
Cash flows provided by operating activities	$1,978.5	$1,868.0	$1,772.8	$798.8	$306.2
Cash flows used in investing activities	(1,393.6)	(1,319.1)	(608.2)	(953.3)	(2,077.0)
Cash flows (used in) provided by financing activities	(592.4)	(693.7)	(1,022.8)	163.0	1,815.9

	As of December 31
	2004	2003	2002	2001 (c)	2000 (c)
Customer Data (a)
Basic video customers (b)	6,287,395	6,285,236	6,223,949	6,156,652	6,110,337
Advanced-services (d)	6,286,827	5,116,882	3,915,068	2,716,090	1,562,162

Revenue generating units (e)	12,574,222	11,402,118	10,139,017	8,872,742	7,672,499
Video homes passed (f)	10,567,166	10,320,817	10,105,077	9,842,917	9,576,172
Basic video penetration (g)	59.5%	60.9%	61.6%	62.5%	63.8%

* CEI elected to apply push-down basis accounting with respect to shares acquired in the going-private transaction. Accordingly, the aggregate $8.4 billion purchase price (exclusive of estimated fees and expenses), which amount includes approximately $1.5 billion paid by CEI to purchase shares of Cox’s former public stock pursuant to the going-private transaction, has been “pushed-down” to the consolidated financial statements of Cox. Accordingly, the net tangible and intangible assets of Cox at December 31, 2004 have been stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction pursuant to the purchase method of accounting for business combinations.

(a)	Cox sold certain cable systems in the second quarter 2004. Customer data as of December 31, 2003, 2002, 2001 and 2000 has been adjusted to exclude these sold cable systems for purposes of comparability.

(b)	A home with one or more television sets connected to a cable system is counted as one basic video customer.

(c)	Cox sold certain cable systems in 2002. Customer data as of December 31, 2001 and 2000 has been adjusted to exclude these sold cable systems for purposes of comparability.

(d)	Advanced services include Cox Digital Cable, Cox High Speed Internet and Cox Digital Telephone.

(e)	Each basic video customer and each advanced service is a revenue generating unit. In certain locations, a household may purchase more than one advanced service, each of which is counted as a separate revenue generating unit.

(f)	A home is deemed to be “passed” if it can be connected to the distribution system without any further extension of the distribution plant.

(g)	Basic video customers as a percentage of video homes passed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Consolidated Financial Statements and Supplementary Data” in Item 8.

Executive Overview

     Cox Communications, Inc., an indirect, wholly-owned subsidiary of Cox Enterprises, Inc. (CEI), is a multi-service broadband communications company serving approximately 6.6 million customers nationwide. Cox is the nation’s third-largest cable television provider and offers an array of broadband products and services including analog and digital video, high-speed Internet access and local and long-distance telephone.

     In December 2004, CEI completed the tender offer to purchase all of the common stock associated with the minority interest of Cox and the subsequent short-form merger and Cox became a wholly-owned subsidiary of CEI. The decision to buy out the stock of the minority shareholders reflected CEI’s faith in the management of Cox as well as their confidence in its growth prospects.

     These growth prospects stem from Cox’s business strategy, which is to leverage the capacity and capability of its broadband network to deliver multiple services to consumers and businesses while creating multiple revenue streams for Cox. Cox believes that its investments in the technological capabilities of its broadband network, the long-term advantages of clustering, the competitive value of bundled services and its commitment to customer care and community service will enhance its ability to increase revenues in an increasingly competitive environment.

     Cox’s management primarily focuses on continued growth and profitability of all of its lines of business and effective execution of its bundling strategy and other product lines in a heightened competitive landscape. Cox concentrates on bundling, integrating and differentiating its products and services to compete effectively against its primary competitors, which include direct broadcast satellite operators and regional bell operating companies, in its large local and regional clusters. Cox is committed to providing new and enhanced services that cater to the evolving needs of its customers. Cox has introduced high-definition television, digital video recorder services, Entertainment on Demand and several tiers of high-speed Internet service in many of its markets to enhance its current product offerings and further differentiate its products from its competitors. Cox expects that its bundling strategy and advanced product offerings will help it maintain current customers and attract new customer relationships. Cox ended 2004 with more than 2.7 million “bundled” customers. In addition, during 2004, Cox continued to rollout telephone service to additional markets using voice over Internet Protocol. This technology allows Cox to enhance its bundled offerings by making Cox’s digital telephone service available in its smaller markets and allows Cox to leverage its experience and expertise as a telephone service provider. During 2004, Cox continued its launch of Cox Digital Telephone into new markets, ending 2004 with over 1.3 million telephone customers. Cox also leverages the capacity of its broadband network and its residential experience to grow its Cox Business Services division.

     Cox’s management also continues to monitor the regulatory landscape. The industry-wide introduction of voice over Internet Protocol technology has raised many regulatory questions. Cox continues to analyze new and proposed regulatory changes and their potential impact on its products and services.

     Cox’s management will continue to monitor and develop new advanced service offerings and adapt to the competitive and legal framework to deliver compelling and competitive services to consumers and businesses. Cox’s management believes that operating as a wholly-owned subsidiary will allow Cox to make the right decisions and take the most decisive actions as it faces an increasingly competitive environment.

Results of Operations

2004 compared with 2003

     The following table sets forth summarized consolidated financial information for each of the two years in the period ended December 31, 2004.

	Year Ended December 31
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Revenues	$6,424,990	$5,758,868	$666,122	12%
Cost of services (excluding depreciation and amortization)	2,609,788	2,391,310	218,478	9%
Selling, general and administrative expenses (excluding depreciation and amortization)	1,427,391	1,250,686	176,705	14%
Depreciation and amortization	1,627,064	1,505,475	121,589	8%
Impairment of intangible assets	2,415,889	25,000	2,390,889	NM
Loss (gain) on sale of cable systems	5,021	(469)	5,490	NM

Operating (loss) income	(1,660,163)	586,866	(2,247,029)	NM
Interest expense	(429,058)	(467,753)	38,695	8%
(Loss) on derivative instruments, net	(127)	(22,567)	22,440	99%
Gain on investments, net	28,364	165,194	(136,830)	(83)%
Loss on extinguishment of debt	(7,006)	(450,069)	443,063	98%
Other, net	(8,923)	(3,557)	(5,366)	NM
Income tax benefit	916,510	68,299	848,211	NM
Minority interest, net of tax	(1,203)	(6,116)	4,913	80%
Equity in net losses of affiliated companies, net of tax	(3,509)	(8,098)	4,589	57%
Cumulative effect of change in accounting principle, net of tax	(1,210,190)	—	(1,210,190)	NM

Net loss	$(2,375,305)	$(137,801)	$(2,237,504)	NM

NM denotes percentage is not meaningful

Revenues

     The following table sets forth summarized revenue information for each of the two years in the period ended December 31, 2004.

		Year Ended December 31
		% of		% of
	2004	Total	2003	Total	$ Change	% Change
		(Thousands of Dollars)
Residential
Video	$3,849,628	60%	$3,658,917	64%	$190,711	5%
Data	1,111,268	17%	870,628	15%	240,640	28%
Telephony	579,857	9%	469,920	8%	109,937	23%
Other	106,020	2%	86,903	1%	19,117	22%

Total residential revenue	5,646,773	88%	5,086,368	88%	560,405	11%
Commercial	354,331	6%	287,676	5%	66,655	23%
Advertising	423,886	6%	384,824	7%	39,062	10%

Total revenues	$6,424,990	100%	$5,758,868	100%	$666,122	12%

     The 12% increase in total revenues was primarily attributable to:

•	a 23% increase in customers for advanced services (digital cable, high-speed Internet access and telephony);

•	an increase in basic cable rates resulting from increased programming costs , as well as increased channel availability; and

•	an increase in commercial broadband customers.

     Cox has experienced solid growth in digital cable, residential high-speed Internet and telephony customers. Cox expects this trend to continue and anticipates continued consumer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking and high-definition television and digital video recorders.

     Costs and expenses (Costs of services and Selling, general and administrative expenses)

     The following table sets forth summarized operating expenses for each of the two years in the period ended December 31, 2004.

	Year Ended December 31
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$1,288,218	$1,158,519	$129,699	11%
Other cost of services	1,321,570	1,232,791	88,779	7%

Total cost of services	2,609,788	2,391,310	218,478	9%

Selling, general and administrative Marketing	338,095	297,945	40,150	13%
General and administrative	1,089,296	952,741	136,555	14%

Total selling, general and administrative	1,427,391	1,250,686	176,705	14%

Total costs and expenses	$4,037,179	$3,641,996	$395,183	11%

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

     Cost of services increased $218.5 million over 2003 partially due to a $129.7 million increase in programming costs. Approximately 10% of the increase was attributable to programming rate increases, and the remaining 1% was related to basic and digital customer growth. Other cost of services increased $88.8 million, primarily due to:

•	1.2 million in net additions of advanced-service customers over the last twelve months; and

•	increased labor costs due to maintenance and related customer costs directly associated with the growth of new subscribers.

     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $176.7 million primarily due to:

•	a $136.6 million increase in general and administrative expenses relating to increased salaries and benefits and costs related to the going-private transaction; and

•	a $40.2 million increase in marketing expense primarily due to the launch of faster high-speed Internet service, new high-speed Internet tiers and new video products, as well as an 10% increase in costs associated with Cox’s advertising sales business, Cox Media.

     Cox expects continued increases in programming costs and will continue to pass through some portion of these increases to its customers. In addition, Cox expects continued growth in advanced services, which include digital cable, high-speed Internet access and telephony, both as a result of increased penetration where these services were available in 2004 and continued roll-out of these services in new areas during 2005. As a result of these trends, Cox expects its cost of services and, to a lesser degree, selling, general and administrative expenses to increase.

Depreciation and amortization

     Depreciation and amortization for the year ended December 31, 2004 increased to $1.6 billion from $1.5 billion for the comparable period in 2003. This was due to an increase in depreciation from Cox’s continuing investment in its broadband network in order to deliver additional services.

Impairment of intangible assets

      As a result of the going–private transaction, Cox revised its marketplace assumption surrounding its estimated cost of capital. In accordance with SFAS No. 142, Cox performed an impairment test, which along with the revised estimated cost of capital, included a revised long-range operating forecast. As a result of the impairment test, Cox recognized an impairment charge of approximately $2.4 billion related to its cable franchise rights, as calculated using a direct value method. This impairment charge is reflected as Impairment on intangible assets within the consolidated statement of operations.

Interest expense

     Interest expense decreased 8% to $429.1 million primarily due to interest savings as a result of the full-year impact of Cox’s interest rate swap agreements and a reduction of outstanding indebtedness for the first eleven months of the year.

Loss on derivative instruments, net

     Cox does not hold or issue derivative instruments for trading purposes and is not a party to leveraged instruments. From time to time, however, Cox uses derivative instruments to manage its exposure to changes in the fair value of certain of its assets or liabilities or to manage its exposure to changes in interest rates or equity prices. These derivative instruments are designated and accounted for by Cox as hedges of the underlying exposure being managed, as prescribed by SFAS No. 133. During 2004 and 2003, Cox used interest rate swap agreements with an aggregate principal amount of $1.4 billion as of December 31, 2004, that are designated and accounted for as fair value hedges. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. These interest rate swaps are designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed-rate debt into a floating-rate obligation. These interest rate swaps derive their value primarily based on changes in interest rates. Cox’s expectations with respect to its hedging strategy underlying these interest rate swaps have been met since the swap agreements have resulted in Cox increasing its proportion of floating rate debt.

     In addition to the interest rate swap agreements, upon adoption of SFAS No. 133, certain of Cox’s debt instruments contained embedded derivatives, as defined, and certain investments met the definition of freestanding derivatives. Cox has not designated these embedded and freestanding derivatives as hedges under SFAS No. 133 and, as such, changes in their fair value are being recognized in earnings as derivative gains or losses. During 2004 and 2003, Cox had the following embedded derivatives or freestanding derivatives outstanding that have not been designated as hedges:

•	embedded derivatives contained in Cox’s three series of exchangeable subordinated debentures, referred to as the PRIZES, the Premium PHONES and the Discount Debentures. These debentures were exchangeable for the cash value of shares of Sprint PCS common stock or, in the case of the Discount Debentures, at Cox’s option, the related shares. These embedded derivatives derived their value primarily based on changes in the fair value of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads.

•	stock purchase warrants to purchase equity securities of certain publicly-traded or privately-held companies that can be exercised and settled by delivery of net shares, such that Cox pays no cash upon exercise. These warrants meet the definition of a freestanding derivative, as prescribed by SFAS No. 133, and derive their value primarily based on the change in the fair value of the underlying equity security.

     Cox redeemed all remaining outstanding PRIZES and Premium PHONES in June 2004 and expects to redeem the Discount Debentures in April 2005.

     During 2003, Cox had the following embedded derivatives outstanding that were not designated as hedges:

•	embedded derivatives contained in Cox’s series of prepaid variable forward contracts secured by 19.5 million shares of Sprint PCS common stock and accounted for as zero-coupon debt. These embedded derivatives also derived their value primarily based on changes in the fair value of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads.

     For a more detailed description of Cox’s exchangeable subordinated debentures, zero-coupon debt and their corresponding embedded derivatives, please refer to Note 8. “Debt” and Note 9. “Derivative Instruments and Hedging Activities” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

Gain on investments, net

     Gain on investments, net for the year ended December 31, 2004 of $28.4 million includes:

•	$2.3 million pre-tax gain on the sale of all remaining shares of Sprint stock held by Cox;

•	$19.5 million pre-tax gain on the sale of 0.1 million shares of Sprint PCS preferred stock; and

•	$7.3 million pre-tax gain on the sale of certain other non-strategic investments.

     In determining whether a decline in the fair value of Cox’s investments is other than temporary, Cox considers the factors prescribed by Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5-M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. These factors include the length of time and extent to which the fair market value has been less than cost, the financial condition and near term prospects of the investee and Cox’s intent and ability to retain its investment.

Loss on extinguishment of debt

     During the year ended December 31, 2004, Cox recorded a $7.0 million pre-tax loss on extinguishment of debt due to the redemption of $14.6 million aggregate principal amount of the PRIZES and $0.1 million aggregate principal amount of the Premium PHONES, which represented all remaining outstanding PRIZES and Premium PHONES.

Income tax benefit

     Income tax benefit was $916.5 million for the year ended December 31, 2004. The effective tax rate for 2004 was 44.1% compared to 35.6% for 2003. The change in the effective tax rate was primarily due to the recognition of a tax benefit due to the favorable resolution of federal income tax audits for the years 1995-2001 and an adjustment to reduce state deferred taxes. Other factors affecting the tax rate include the impact of varying state tax rates across Cox’s operations, along with current year investing and financing transactions.

Equity in net losses of affiliated companies, net of tax

     Equity in net losses of affiliated companies decreased 57% to $3.5 million. Generally, these losses are attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has no control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Cumulative effect of change in accounting principle, net of tax

     On September 29, 2004, the SEC announced that a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141, Business Combinations, and that registrants should apply a direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform a transition impairment test using a direct value method on all intangible assets that were previously valued using the residual method under SFAS No. 142, no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method, including the related deferred tax effects, should be reported as a cumulative effect of a change in accounting principle.

      Consistent with this SEC position as codified on EITFD-108, Use of the Residual Method to Value Acquired Assets other than Goodwill, Cox began applying a direct value method to determine the fair value of its indefinite-lived intangible assets comprised of cable franchise rights, acquired prior to September 29, 2004. During the fourth quarter of 2004, Cox performed a transition impairment test, which resulted in a charge of approximately $2.0 billion ($1.2 billion, net of tax).

Net loss

     Net loss for the year ended December 31, 2004 was $2.4 billion compared to $137.8 million for the comparable period in 2003.

2003 compared with 2002

     The following table sets forth summarized consolidated financial information for each of the two years in the period ended December 31, 2003.

	Year Ended December 31
	2003	2002	$ Change	% Change
	(Thousands of Dollars)
Revenues	$5,758,868	$5,038,598	$720,270	14%
Cost of services (excluding depreciation and amortization)	2,391,310	2,112,155	279,155	13%
Selling, general and administrative expenses (excluding depreciation and amortization)	1,250,686	1,147,204	103,482	9%
Depreciation and amortization	1,505,475	1,357,906	147,569	11%
Impairment of intangible assets	25,000	—	25,000	NM
(Gain) loss on sale of cable systems	(469)	3,916	(4,385)	(112%)
Operating income	586,866	417,417	169,449	41%
Interest expense	(467,753)	(549,858)	(82,105)	15%

	Year Ended December 31
	2003	2002	$ Change	% Change
	(Thousands of Dollars)
(Loss) gain on derivative instruments, net	(22,567)	1,125,588	(1,148,155)	(102%)
Gain (loss) on investments, net	165,194	(1,317,158)	1,482,352	(113%)
Loss on extinguishment of debt	(450,069)	(787)	(449,282)	NM
Other, net	(3,557)	(5,080)	1,523	(30%)
Income tax benefit	68,299	113,001	(55,288)	(45%)
Minority interest, net of tax	(6,116)	(37,272)	31,156	(84%)
Equity in net losses of affiliated companies, net of tax	(8,098)	(19,890)	11,792	(59%)
Net loss	$(137,801)	$(274,039)	$136,238	(50%)

NM denotes percentage is not meaningful

Revenues

     The following table sets forth summarized revenue information for each of the two years in the period ended December 31, 2003.

		Year Ended December 31
		% of		% of
	2003	Total	2002	Total	$ Change	% Change
		(Thousands of Dollars)
Residential
Video	$3,658,917	64%	$3,439,755	68%	$219,162	6%
Data	870,628	15%	575,231	11%	295,397	51%
Telephony	469,920	8%	343,227	7%	126,693	37%
Other	86,903	1%	72,254	1%	14,649	20%

Total residential revenue	5,086,368	88%	4,430,467	87%	655,901	15%
Commercial	287,676	5%	230,067	5%	57,609	25%
Advertising	384,824	7%	378,064	8%	6,760	2%

Total revenues	$5,758,868	100%	$5,038,598	100%	$720,270	14%

     The 14% increase in total revenues was primarily attributable to:

•	a 31% increase in customers for advanced services (digital cable, high-speed Internet access and telephony);

•	an increase in basic cable rates resulting from increased programming costs , as well as increased channel availability;

•	a $5 price increase on monthly high-speed Internet access adopted in select markets in the fourth quarter of 2002 and in most of Cox’s remaining markets in the first quarter of 2003; and

•	an increase in commercial broadband customers.

     Costs and expenses (Costs of services and Selling, general and administrative expenses)

     The following table sets forth summarized operating expenses for each of the two years in the period ended December 31, 2003.

	Year Ended December 31
	2003	2002	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$1,158,519	$1,036,552	$121,967	12%
Other cost of services	1,232,791	1,075,603	157,188	15%

Total cost of services	2,391,310	2,112,155	279,155	13%

Selling, general and administrative
Marketing	297,945	284,651	13,294	5%
General and administrative	952,741	862,553	90,188	10%

Total selling, general and administrative	1,250,686	1,147,204	103,482	9%

Total costs and expenses	$3,641,996	$3,259,359	$382,637	12%

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

Depreciation and amortization

     Depreciation and amortization for the year ended December 31, 2003 increased to $1.5 billion from $1.4 billion for the comparable period in 2002. This was due to an increase in depreciation from Cox’s continuing investment in its broadband network in order to deliver additional services.

Impairment of intangible assets

     Impairment of intangible assets represents a non-cash impairment charge of approximately $25.0 million recognized in the first quarter of 2003, upon completion of an impairment test of franchise value in accordance with SFAS No. 142. Cox completed its next impairment test in accordance with SFAS No. 142 in August 2003. The August 2003 test indicated no impairment of franchise value.

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

Loss on derivative instruments, net

     Cox does not hold or issue derivative instruments for trading purposes and is not a party to leveraged instruments. From time to time, however, Cox uses derivative instruments to manage its exposure to changes in the fair value of certain of its assets or liabilities or to manage its exposure to changes in interest rates or equity prices. These derivative instruments are designated and accounted for by Cox as hedges of the underlying exposure being managed, as prescribed by SFAS No. 133. During 2003 and 2002, Cox used the following derivative instruments in its hedging activities:

•	twelve interest rate swap agreements with an aggregate principal amount of $1.8 billion that are designated and accounted for as fair value hedges.

•	a series of costless equity collar arrangements that were designated and accounted for as fair value hedges to manage Cox’s exposure to changes in the fair value of 15.8 million shares of Sprint PCS common stock, 22.5 million shares of AT&T common stock and 17.2 million shares of AT&T Wireless common stock held by Cox. These equity collar arrangements derived their value primarily based on changes in the fair value of the underlying equity security. As described in Note 6. “Investments” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data,” Cox terminated all of these equity collar arrangements and sold the underlying shares of common stock during the first quarter of 2002. Hence, there were no active hedging activities with respect to Cox’s investments at December 31, 2002, and Cox did not undertake any hedging activity with respect to investments in 2003 or 2004.

     In addition to the foregoing derivatives, upon adoption of SFAS No. 133, certain of Cox’s debt instruments contained embedded derivatives, as defined, and certain investments met the definition of freestanding derivatives. Cox has not designated these embedded and freestanding derivatives as hedges under SFAS No. 133 and, as such, changes in their fair value are being recognized in earnings as derivative gains or losses. During 2003 and 2002, Cox had the following embedded derivatives or freestanding derivatives outstanding that have not been designated as hedges:

•	embedded derivatives contained in the PRIZES, the Premium PHONES and the Discount Debentures.

•	embedded derivatives contained in Cox’s series of prepaid variable forward contracts secured by 19.5 million shares of Sprint PCS common stock and accounted for as zero-coupon debt. These embedded derivatives derived their value primarily based on changes in the fair value of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads.

•	stock purchase warrants to purchase equity securities of certain publicly-traded or privately-held companies that can be exercised and settled by delivery of net shares, such that Cox pays no cash upon exercise.

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

Income tax benefit

     Income tax benefit was $68.3 million for the year ended December 31, 2003. The effective tax rate for 2003 was 35.6% compared to 34.3% for 2002. The change in the effective tax rate was primarily due to the impact of varying effective state tax rates across Cox’s operations, along with the effects of current year investing and financing transactions.

Equity in net losses of affiliated companies, net of tax

     Equity in net losses decreased 59% to $8.1 million. Generally, these losses are attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has no control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Net loss

     Net loss for the year ended December 31, 2003 was $137.8 million compared to net loss of $274.0 million for the comparable period in 2002.

Liquidity and Capital Resources

2004 Uses and Sources of Cash

     As part of Cox’s ongoing strategic plan, Cox has invested, and will continue to invest, significant amounts of capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services. Cox believes it will be able to meet its capital needs over the next twelve months and the foreseeable future with amounts available under existing revolving credit facilities and its commercial paper program.

     During 2004, Cox made capital expenditures of $1.4 billion. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises, costs to upgrade and rebuild Cox’s broadband network to allow for the delivery of advanced broadband services and costs associated with network equipment used to enter new service areas.

     Capital expenditures for 2005 are expected to be less than capital expenditures made in 2004. Although management continuously reviews industry and economic conditions to identify opportunities, Cox does not have any current plans to make any material acquisitions or enter into any material cable system exchanges in 2005. In March 2005, Cox announced it is exploring a sale of four cable operations serving approximately 900,000 subscribers.

     In addition to improvement of its own networks, Cox has made strategic investments in businesses focused on cable programming, technology and telecommunications. Investments in these companies of $17.8 million in 2004 included debt and equity funding. Future funding requirements are expected to total approximately $33.8 million over the next year. These capital requirements may vary significantly from the amounts stated above and will depend on numerous factors as many of these companies are growing businesses and specific financing requirements will change depending on the evolution of these businesses.

     During 2004, Cox repaid $3.6 billion of debt, which included:

•	the repurchase of its remaining outstanding convertible senior notes, PRIZES and Premium PHONES;

•	the repayment of its $375 million 7.5% notes and its $100 million 6.69% medium-term notes, each at their maturity; and

•	the repayment of its 18-month, $3.0 billion term loan (Bridge Loan).

     During 2004, Cox purchased the minority interest in TCA Cable Partners for cash consideration of approximately $153.0 million.

     Net revolving credit and commercial paper borrowings during 2004 were $1.4 billion. Proceeds from bank borrowings and the issuance of debt securities, net of debt issuance costs, underwriting commissions and discounts, included the following:

•	the Bridge Loan for net proceeds of approximately $3.0 billion;

•	a term loan due 2009 for net proceeds of approximately $2.0 billion;

•	floating rate notes due 2007 for net proceeds of approximately $498.7 million;

•	4.625% notes due 2010 for net proceeds of approximately $1.2 billion; and

•	5.450% notes due 2014 for net proceeds of approximately $1.2 billion.

     The proceeds from the Bridge Loan and the term loan were used to fund the going-private transaction. Proceeds from the notes offerings were used to repay the Bridge Loan. In connection with the notes offerings, Cox agreed to offer holders of the notes the opportunity to exchange their outstanding notes for registered notes with substantially identical terms. Cox filed an exchange offer registration statement on January 14, 2005 and expects to commence the exchange offer as soon as practicable. This report should not be construed as an offer to exchange or solicitation of an offer to exchange outstanding notes. Cox exchange offer will only be made through a prospectus that will be available after the SEC declares the exchange offer registration statement effective. Cox has agreed to use commercially reasonable efforts to have the exchange offer registration statement declared effective on or before June 13, 2005 and the consummate the exchange offer within 25 business days after the effective date, and if Cox fails to meet these deadlines or under certain other circumstances (each a registration default), holders will receive additional interest until the applicable registration default is cured. Cox currently does not expect a registration default will occur.

     During 2004, Cox generated $2.0 billion from operations. Proceeds from the sale of investments of $70.2 million included the sale of 0.1 million shares of Sprint PCS preferred stock for net proceeds of $56.9 million, the sale of certain other non-strategic investments for proceeds of $10.3 million and the sale of all remaining Sprint stock for proceeds of $3.0 million. Cox also received net proceeds of approximately $53.1 million from the sale of certain small, non-clustered cable systems in Oklahoma, Kansas, Texas and Arkansas.

2003 Uses and Sources of Cash

     During 2003, Cox made capital expenditures of $1.6 billion. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises, costs to upgrade and rebuild Cox’s broadband network to allow for the delivery of advanced broadband services and costs associated with network equipment used to enter new service areas.

     In addition to improvement of its own networks, Cox has made strategic investments in businesses focused on cable programming, technology and telecommunications. Investments in these companies of $22.3 million in 2003 included debt and equity funding. Future funding requirements are expected to total approximately $20.0 million over the next two years. These capital requirements may vary significantly from the amounts stated above and will depend on numerous factors as many of these companies are growing businesses and specific financing requirements will change depending on the evolution of these businesses.

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

Off-Balance Sheet Arrangements

     In the normal course of business, Cox issues standby letters of credit to local franchise authorities. The unused letters of credit outstanding totaled $5.1 million at December 31, 2004. Cox does not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

     The following table contains information relating to Cox’s contractual obligations and commitments for the five years subsequent to December 31, 2004 and thereafter. The amounts represent the maximum future contractual obligations (some of which may be settled by delivering equity securities) and are reported without giving effect to any related discounts, premiums and other adjustments necessary to comply with accounting principles generally accepted in the U.S.

	Payments Due by Period
		Less
		than 1		1 – 3	4 – 5	After 5
	Total	Year		Years	Years	Years
	(Millions of Dollars)
Debt maturities and pay-off obligations (a)	$12,663.0	$437.5	(b)(c)	$965.0	$4,511.6	$6,748.9	(d)
Interest on aggregate debt (e)	5,118.2	665.4		1,442.7	1,202.3	1,807.8
Capital leases	201.0	49.8		50.5	30.2	70.5
Operating leases	67.0	19.1		26.2	10.5	11.2
Nonbinding purchase and other commitments (f)	1,506.7	459.5		400.2	370.8	276.2

Total contractual cash obligations	$19,555.9	$1,631.3		$2,884.6	$6,125.4	$8,914.6

(a)	Excludes $96.1 million of commercial paper borrowings outstanding as of December 31, 2004.

(b)	Cox has classified approximately $375.0 million of outstanding debt obligations scheduled to mature in the next twelve months in the noncurrent portion of long-term debt in its Consolidated Balance Sheet because it intends to refinance these obligations on a long-term basis. Cox has the ability to refinance these obligations under its existing revolving credit facilities.

(c)	Includes Cox’s Discount Debentures due in 2020 representing $62.3 million aggregate principal amount at maturity. Cox has the right to redeem the Discount Debentures after April 19, 2005, and Cox intends to exercise this right and redeem the Discount Debentures in April 2005 for an estimated aggregate redemption price of approximately $32.5 million, plus accrued and unpaid cash interest.

(d)	The holders of Cox’s $200.0 million aggregate principal amount 6.53% debentures due 2028, which were issued by TCA Cable TV prior to Cox’s acquisition of TCA, have the right to require the Cox subsidiary that assumed TCA’s obligations under the debentures to repurchase the debentures on February 1, 2008 at a purchase price equal to 100% of the principal amount of such debentures, plus any accrued but unpaid cash interest.

(e)	Cox’s estimate of its cash requirement for interest payments is based on known future cash interest payments related to its debt instruments as of December 31, 2004. These estimates also assume that (i) debt is repaid and not refinanced at maturity, (ii) the holders of Cox’s Discount Debentures and the holders of the former TCA bonds do not exercise their rights to require Cox to repurchase such securities as described in footnotes (c) and (d) above, respectively, and (iii) no future impact is recognized from Cox’s interest rate swap agreements, which effectively convert $1.4 billion of Cox’s fixed-rate debt into floating-rate obligations and have resulted in significant interest savings in both 2004 and 2003. Cox’s future interest payments could differ materially from amounts indicated in the table due to Cox’s future operational and financing needs, changing market conditions and other currently unanticipated events.

(f)	Includes unfulfilled purchase orders, construction commitments and various other commitments arising in the normal course of business.

     Cox identified other cash requirements related to the funding of pension and other postretirement benefits. Cox accelerated its total 2003 plan year contributions for the funded pension plans into 2003. In December 2004, Cox contributed $10.0 million of its overall $38.8 million 2004 minimum required contribution; the remaining $28.8 million will be contributed during 2005. Cox expects to contribute $6.0 million to its other postretirement benefit plans during 2005. The assumptions related to pension and other postretirement benefits are described under the heading “Pension and Postretirement Benefits” under “Critical Accounting Policies and Estimates.” For additional information regarding pension and other postretirement benefits see Note 12. “Retirement Plans” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

Credit Facilities

     On December 2, 2004, Cox entered into new credit agreements, dated as of December 3, 2004, providing Cox with a five-year unsecured $1.5 billion revolving credit facility, a five-year unsecured $2.0 billion term loan and the Bridge Loan. On December 2, 2004, Cox also amended and restated its existing credit agreement, dated as of December 3, 2004, to conform certain of the provisions of that agreement to the provisions of the new credit agreements. Cox’s existing credit agreement, as amended and restated, provides for an unsecured $1.25 billion revolving credit facility with availability through June 4, 2009. Through December 8, 2004, Cox borrowed approximately $5.3 billion in the aggregate under these facilities to fund the going-private transaction. Cox repaid the Bridge Loan in December 2004, primarily with the proceeds of the senior notes offering described previously. Borrowings under the new revolving credit facility and the amended and restated credit facility may be used for general corporate purposes. At December 31, 2004, Cox had outstanding borrowings of approximately $1.7 billion under its credit facilities. Upon termination of any credit agreement, Cox must repay all outstanding loans under the terminated credit agreement.

     Borrowings under both the new and the amended and restated credit agreements will bear interest at a rate selected by Cox from three alternatives. The interest rate may be based on the London Interbank Offered Rate (LIBOR), the Federal funds rate or an alternate base rate. The alternate base rate will be based on the greater of the prime rate or the Federal funds rate plus 0.50%. In each case, the applicable interest rate will be increased by a margin imposed by the credit agreements. The applicable margin for any date will depend upon Cox’s corporate credit ratings. The credit agreements also establish a mechanism under which individual lenders with commitments under Cox’s revolving credit facilities may make discretionary loans in lieu of loans committed under the revolving credit facilities at rates agreed upon from time to time with Cox.

     Cox will pay a commitment fee on the unused portion of the total amount available under its credit facilities based on Cox’s corporate credit ratings.

     Each of Cox’s credit agreements requires Cox to maintain a ratio of debt to operating cash flow of not more than 5.5 to 1.0 prior to December 31, 2005 and 5.0 to 1.0 at December 31, 2005 and thereafter and a ratio of operating cash flow to interest expense of not less than 2.0 to 1.0. Additionally, Each of Cox’s credit agreements contains customary affirmative and negative covenants concerning the conduct of Cox’s business operations, such as limitations on the granting of liens, mergers, consolidations and dispositions of assets, investments in unrestricted subsidiaries and transactions with affiliates. Subject to certain exceptions, Cox will not be permitted to pay or declare any dividend or redeem or acquire any of its stock in excess of a specified amount unless its ratio of debt to operating cash flow would not exceed a specified level after taking into account the dividend, redemption or acquisition.

     Each of Cox’s credit agreements also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or acceleration of other debt, misrepresentation or breach of warranty, violation of certain covenants and change of control. Upon the occurrence of an event of default under one of the credit agreements, Cox’s obligations under that credit agreement may be accelerated and the lending commitments under that credit agreement terminated.

Ratio of Earnings to Fixed charges

The following table sets forth Cox's ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
2004	2003	2002
—(a)	—(b)	—(c)

(a) For the year ended December 31, 2004, Cox's fixed charges exceeded its earnings by approximately $2.0 billion due primarily to impairment of intangible assets of $2.4 billion offset by net gains on investments of $28.4 million. The impairment of intangible assets was related to cable franchise rights and was recognized based on an impairment test calculated in accordance with SFAS 142. The gain on investments included a $21.9 million gain on the sale of Sprint PCS common stock.

(b) For the year ended December 31, 2003, Cox's fixed charges exceeded its earnings by approximately $191.9 million due primarily to loss on extinguishment of debt of $450.1 million and next loss on derivative instruments of $22.6 million offset by net gain on investments of $165.2 million. The loss on extinguishment of debt was primarily due to a $412.8 million pre-tax loss resulting from the purchase of $1.8 billion aggregate principal amount of Cox's exchangeable subordinated discount debentures due 2020. The net loss on derivative instruments included an $18.7 million loss resulting from the change in the fair value of certain derivative instruments embedded in Cox's zero-coupon debt. The gain on investments included a $154.5 million gain on the sale of Sprint PCS common stock.

(c) For the year ended December 31, 2002, Cox's fixed charges exceeded its earnings by approximately $329.9 million due primarily to net losses on investments of $1.3 billion offset by net gains on derivative instruments of $1.1 billion. The loss on investments included an $807.9 million decline in the fair value of certain investments, primarily Sprint PCS common stock, cons.

Credit Ratings

     Cox’s credit ratings impact our ability to obtain short and long-term financing and the cost of such financing. In determining Cox’s credit ratings, the rating agencies consider a number of factors, including our profitability, operating cash flow, total debt outstanding, interest requirements, liquidity needs and availability of liquidity. Other factors considered may include our business strategy, the condition of our industry and our position within the industry. Although we understand that these are among the factors considered by the rating agencies, each agency might calculate and weigh each factor differently. A rating is not a recommendation to buy, sell or hold a security, and ratings are subject to revision at any time by the assigning agency.

Senior Unsecured
Rating Agency	Debt Rating	Outlook
Moody’s	Baa3	Stable
Standard & Poor’s	BBB-	Stable
Fitch Ratings	BBB-	Stable

     More information about Moody’s, Fitch Ratings’ and Standard and Poor’s ratings generally can be found at their respective websites at http://www.moodys.com, http://www.fitchratings.com and http://www.standardandpoors.com. The information at these websites is not part of this annual report, has not been reviewed or verified by us and is referenced for information purposes only.

Other

     Cox had approximately $1.0 billion of total available financing capacity under its revolving credit facilities and commercial paper program at December 31, 2004.

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

     Certain of Cox’s debt instruments and credit agreements contain covenants which, among other provisions, contain certain restrictions on liens, mergers and the disposition of assets. None of the covenants contained in Cox’s debt instruments and credit agreements contain a covenant to maintain a specific debt rating that would impact the maturity of the instruments and agreements in the event that Cox’s debt rating was downgraded. The credit agreements contain financial covenants that require certain leverage ratios and interest coverage (as defined in the covenants) be maintained. Compliance with these ratios limits Cox’s ability to incur unlimited indebtedness; however, these covenants have not posed a significant limitation on Cox’s ability to finance its capital requirements in the past. Cox was in compliance with all covenants for both its credit facilities and debt instruments for all periods presented. Historically, Cox has not paid dividends and currently intends to reinvest future earnings, consistent with its business strategy.

     For a description of investments, see “Investments” in Part I, Item 1. “Business” and Note 6. “Investments” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”

     For a description of Cox’s transactions with affiliated companies, see Part III, Item 13. “Certain Relationships and Related Transactions.”

Recent Development

     On March 7, 2005, Cox announced that it is exploring a sale of four cable operations serving approximately 900,000 subscribers. This is one of a number of strategic options being considered to reduce debt and accelerate growth. Systems under consideration for sale include West Texas, serving the Lubbock, Midland, Amarillo, San Angelo and Abilene areas; North Carolina, serving the Greenville, Rocky Mount, New Bern and Kinston areas; Humboldt County, California; and much of Middle America Cox (MAC), primarily comprised of operations in Texas, Louisiana and Arkansas. MAC also includes certain systems in Oklahoma, Mississippi and Missouri. Excluded from the potential sale are some operations serving the Northwest Arkansas and Lafayette, Louisiana areas.

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

Intangible Assets

     On January 1, 2002, Cox adopted SFAS No. 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Cox’s indefinite lived intangible assets are comprised of cable franchise value, which Cox obtained through acquisitions of cable systems.

     Based on the guidance prescribed in EITF Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, Cox determined that the unit of accounting for testing franchise value for impairment resides at the cable system cluster level, consistent with Cox’s management of its business as geographic clusters.

     Prior to September 2004, Cox assessed franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measured the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. Upon adoption of SFAS No. 142, Cox determined that no impairment of franchise value intangible assets existed as of January 1, 2002. In completing subsequent impairment tests in accordance with SFAS No. 142, Cox considers the guidance in EITF Issue No. 02-17, which was issued in October 2002. When applying the guidance in EITF Issue No. 02-17, Cox considers assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 2003 impairment test in accordance with SFAS No. 142, utilizing the residual approach, resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within Impairment of intangible assets in Cox’s Consolidated Statement of Operations for the year ended December 31, 2003. Cox completed its next impairment test in accordance with SFAS No. 142, utilizing the residual approach in August 2003. The August 2003 test indicated no impairment of franchise value.

     In September 2004, the SEC announced that a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141 and that registrants should apply a direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform a transition impairment test using a direct value method on all intangible assets that were previously valued using the residual method under SFAS No. 142 no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method, including the related deferred tax effects, should be reported as a cumulative effect of a change in accounting principle. Consistent with this SEC position, Cox began applying a direct value method to determine the fair value of its indefinite-lived intangible assets comprised of cable franchise rights, acquired prior to September 29, 2004. During the fourth quarter of 2004, Cox performed a transition impairment test, which resulted in a charge of approximately $2.0 billion ($1.2 billion, net of tax), which is reported within Cumulative effect of change in accounting principle, net of tax, in the Consolidated Statements of Operations.

     Additionally, as a result of the going-private transaction, Cox revised its marketplace assumption surrounding its estimated cost of capital. In accordance with SFAS No. 142, Cox performed an impairment test, which along with the revised estimated cost of capital, included a revised long-range operating forecast. As a result of the impairment test, Cox recognized an impairment charge of approximately $2.4 billion related to its cable franchise rights, as calculated using a direct value method. This impairment charge is reflected as Impairment on intangible assets in the accompanying Consolidated Statements of Operations.

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

Income Tax Estimates

     The provision for income taxes is based on Cox’s current period income, changes in deferred income tax assets and liabilities, changes in its operations in various jurisdictions, income tax rates and tax positions taken on returns. Cox prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. Significant judgment is required in assessing and estimating the application and interpretation of complex tax laws and regulations. In the normal course of business, Cox’s filed tax returns are subject to examination by taxing authorities. These examinations could result in challenges to tax positions that Cox has taken. These challenges could arise from a variety of tax issues such as the deductibility of certain expenses, allocations of income and expense between states, the tax basis of certain assets and the state taxation of acquisitions and disposals. Ultimately, the results of these challenges could require Cox to pay additional tax and could also require the payment of interest assessments. A liability is accrued when Cox believes that an assessment is probable.

     Cox has concluded a federal income tax audit for the years 1998-2001 and expects to pay approximately $4.0 million related to certain cable system acquisitions and certain financing arrangements completed during the audit period. In addition, Cox expects to file amended tax returns, and receive refunds of approximately $3.0 million, for the effect of these adjustments in later years. Cox believes that the majority of the payments and the refunds will occur during 2005.

     Cox has also concluded the field examination phase of a federal income tax audit for the years 1995-1997. Because Cox was a member of an affiliated group filing a consolidated U.S. federal income tax return during the audit period, Cox will not be able to fully conclude the audit until issues associated with all affiliated members have been resolved. Cox received refunds of approximately $3.0 million for various adjustments that were concluded during the field examination. Cox does not expect that any unresolved issues will result in significant payments or refunds.

     In 2004, as a result of the favorable resolution of the 1995-1997 and 1998-2001 audits, Cox has reversed previously accrued taxes, reducing the tax provision by $6.0 million.

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

     During 2004, Cox made changes to its assumptions related to the discount rate and the rate of compensation increase for salary-related plans. Cox consults with its independent actuaries when selecting each of these assumptions.

     In selecting the discount rate, Cox considers fixed-income security yields, specifically AA-rated corporate bonds, as rated by Moody’s Investor Services. At December 31, 2004, Cox decreased the discount rate for its pension plan from 6.25% to 6.00% and its postretirement welfare plan from 6.25% to 5.75% as a result of decreased yields for AA-rated corporate bonds.

     In projecting the rate of compensation increase, Cox considers past experience in light of movements in inflation rates. At December 31, 2004, Cox increased the rate of compensation increase from 4.0% to 4.25% for its plans.

     In estimating the expected return on plan assets, Cox considers past performance and future expectations for the types of investments held by the plan, as well as the expected long-term allocation of plan assets to these investments. At December 31, 2004, Cox made no change in the expected 9.0% return on plan assets, as historical returns continue to support a 9.0% expected return.

     In selecting the rate of increase in the per capita cost of covered health care benefits, Cox considers past performance and forecasts of future health care cost trends. At December 31, 2004, Cox made no change in the expected weighted-average annual assumed rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) for retirees, which is 10.0% in 2005, gradually decreasing to 5.0% by the year 2010, and remaining level thereafter.

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

Recently Issued Accounting Pronouncements

     In March 2004, the EITF ratified its consensus related to the application guidance within EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 applies to investments in debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under APB Opinion 18 and related interpretations. EITF Issue No. 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF Issue No. 03-1 originally required that adoption of the recognition provisions prospectively to all current and future investments during the quarter ended September 30, 2004. However, on September 30, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF No. 03-1-1, Effective Date of Paragraph 16 of EITF Issue No. 03-1, which delayed the effective date of the recognition provisions of EITF Issue No. 03-1 until the issuance of the final FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. Until the final FSP is issued, Cox is not able to evaluate whether the adoption of the recognition provisions under such guidance will have a material effect on its results of operations or financial position.

     In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-2 requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Act and became effective for Cox on July 1, 2004. The adoption of FSP 106-2 did not have a material impact on Cox’s financial position or results of operations.

     As previously described, in September 2004, the SEC announced that a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141, and that registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform a transition test using a direct value method on all intangible assets that were previously valued using the residual method under SFAS No. 142 no later than the beginning of their first fiscal year beginning after December 15, 2004.

     In December 2004, the FASB issued SFAS No. 123(Revised), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, Cox is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005. Cox is currently assessing the impact of this statement on its consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Cox has estimated the fair value of its financial instruments as of December 31, 2004 and 2003 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange. Please refer to Note 2. “Summary of Significant Accounting Policies” and Note 9. “Derivative Instruments and Hedging Activities” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” for detailed disclosures regarding Cox’s objectives, general strategy and the nature of derivative financial instruments that Cox uses to manage its exposure to market risk.

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

     The fair value of interest rate swaps used for hedging purposes was approximately $16.4 million and $61.2 million at December 31, 2004 and 2003, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements on those respective dates. Cox is exposed to interest rate volatility with respect to these variable-rate instruments when they are issued and outstanding.

     The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at December 31, 2004 and 2003 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at December 31, 2004 and 2003 are as follows:

	December 31, 2004			December 31, 2003
			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)
			(Millions of Dollars)
Fixed-rate notes and debentures	$8,760.0	$9,092.6	$8,636.8	$6,683.4	$7,323.0	$7,760.8
Exchangeable subordinated debentures	19.5	31.4	31.6	26.1	35.6	38.9

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COX COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(Thousands of Dollars)
Assets
Current assets
Cash	$76,339	$83,841
Accounts and notes receivable, less allowance for doubtful accounts of $26,482 and $26,175	394,540	370,832
Other current assets	136,386	131,106

Total current assets	607,265	585,779

Net plant and equipment	7,942,699	7,907,561
Investments	1,171,647	109,380
Intangible assets	19,369,452	15,697,495
Goodwill	106,889	—
Other noncurrent assets	95,789	117,361

Total assets	$29,293,741	$24,417,576

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$797,553	$778,708
Other current liabilities	339,742	450,553
Cash obligation to untendered shareholders	483,603	—
Current portion of long-term debt	59,962	48,344
Amounts due to CEI	5,573	3,980

Total current liabilities	1,686,433	1,281,585

Deferred income taxes	8,326,574	6,388,970
Other noncurrent liabilities	148,733	164,070
Long-term debt, less current portion	12,965,773	6,963,456

Total liabilities	23,127,513	14,798,081

Commitments and contingencies (Note 18)

Minority interest in equity of consolidated subsidiaries	—	139,519

Shareholders’ equity
Series A preferred stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 0 and 4,836,372	—	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 0 and 598,481,602; shares outstanding: 0 and 592,958,582	—	598,482
Class A common stock, $0.01 par value; 671,000,000 shares authorized; shares issued and outstanding: 556,170,238 and 0	5,562	—
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 0 and 27,597,792	—	27,598
Class C common stock, $0.01 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792 and 0	276	—
Additional paid-in capital	4,802,117	4,545,635
Retained earnings.	1,318,218	4,500,621
Accumulated other comprehensive income	55	15,548
Class A common stock in treasury, at cost: 0 and 5,523,020 shares	—	(212,744)

Total shareholders’ equity	6,126,228	9,479,976

Total liabilities and shareholders’ equity	$29,253,741	$24,417,576

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003	2002
	(Thousands of Dollars)
Revenues	$6,424,990	$5,758,868	$5,038,598
Costs and expenses
Cost of services (excluding depreciation and amortization)	2,609,788	2,391,310	2,112,155
Selling, general and administrative expenses (excluding depreciation and amortization)	1,427,391	1,250,686	1,147,204
Depreciation and amortization	1,627,064	1,505,475	1,357,906
Impairment of intangible assets	2,415,889	25,000	—
Loss (gain) on sale and exchange of cable systems	5,021	(469)	3,916

Operating (loss) income	(1,660,163)	586,866	417,417
Interest expense	(429,058)	(467,753)	(549,858)
(Loss) gain on derivative instruments, net	(127)	(22,567)	1,125,588
Gain (loss) on investments, net	28,364	165,194	(1,317,158)
Loss on extinguishment of debt	(7,006)	(450,069)	(787)
Other, net	(8,923)	(3,557)	(5,080)

Loss before income taxes, minority interest, equity in net losses of affiliated companies, and cumulative effect of change in accounting principle	(2,076,913)	(191,886)	(329,878)
Income tax benefit	(916,510)	(68,299)	(113,001)

Loss before minority interest, equity in net losses of affiliated companies, and cumulative effect of change in accounting principle	(1,160,403)	(123,587)	(216,877)
Minority interest	(1,203)	(6,116)	(37,272)
Equity in net losses of affiliated companies, net of tax of $2,073, $4,975 and $12,285, respectively	(3,509)	(8,098)	(19,890)

Loss before cumulative effect of change in accounting principle	(1,165,115)	(137,801)	(274,039)
Cumulative effect of change in accounting principle, net of tax of 813,130	(1,210,190)	—	—

Net loss	$(2,375,305)	$(137,801)	$(274,039)

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Class A
						Accumulated	Common
	Series A			Additional		Other	Stock in
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income	at Cost	Total	Loss
				(Thousands of Dollars)
December 31, 2001...	4,836	578,493	27,598	3,891,157	4,912,461	473,135	(211,889)	9,675,791

Net loss					(274,039)			(274,039)	$(274,039)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		846		26,611				27,457
Issuance of stock for settlement of FELINE PRIDES		18,738		631,261				649,999
Shares surrendered in connection with vesting of restricted stock							(448)	(448)
Change in net accumulated unrealized gain on securities, net of tax						(393,670)		(393,670)	(393,670)

Other comprehensive loss									(393,670)

Comprehensive loss									$(667,709)

December 31, 2002	4,836	598,077	27,598	4,549,029	4,638,422	79,465	(212,337)	9,685,090

Net loss					(137,801)			(137,801)	$(137,801)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		405		8,381				8,786
Shares surrendered in connection with vesting of restricted stock							(407)	(407)
Assumption of post-retirement medical plan obligation from CEI, net of tax				(11,775)				(11,775)
Change in net accumulated unrealized gain on securities, net of tax						(63,917)		(63,917)	(63,917)

Other comprehensive loss									(63,917)

Comprehensive loss									$(201,718)

December 31, 2003	$4,836	$598,482	$27,598	$4,545,635	$4,500,621	$15,548	$(212,744)	$9,479,976

Net loss					(2,375,305)			(2,375,305)	$(2,375,305)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		2,157		69,319				71,476
Shares surrendered in connection with vesting of restricted stock							(330)	(330)
Conversion of Series A Preferred Stock to Class A Common Stock	(4,836)	11,212		225,243				231,619
Cancellation of Class A Common Stock, in treasury		(5,533)		(207,541)			213,074	—
Cancellation of $1 par Class A Common Stock and $1 par value Class C Common Stock and Issuance of $0.01 par value Class A Common Stock and $0.01 par value Class C Common Stock		(600,756)	(27,322)	628,078
Elimination of 37.96% of Cox shareholder’s equity pursuant to the going-private transaction				(1,981,919)	(807,098)			(2,789,017)
Funding and expenses incurred pursuant to the going-private transaction paid by CEI on behalf of Cox				1,523,302				1,523,302
Change in net accumulated unrealized gain on securities, net of tax						(15,493)		(15,493)	(15,493)

Other comprehensive loss									(15,493)

Comprehensive loss									$(2,390,798)

December 31, 2004	$—	$5,562	$276	$4,802,117	$1,318,218	$55	$—	$6,126,228

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(Thousands of Dollars)
Cash flows from operating activities
Net loss	$(2,375,305)	$(137,801)	$(274,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,627,064	1,505,475	1,357,906
Impairment of intangible assets	2,415,889	25,000	—
Loss (gain) on sale and exchange of cable systems	5,021	(469)	3,916
Deferred income taxes	(827,650)	(327,668)	205,373
Loss (gain) on derivative instruments, net	127	22,567	(1,125,588)
(Gain) loss on investments, net	(28,364)	(165,194)	1,317,158
Equity in net losses of affiliated companies	3,509	8,098	19,890
Loss on extinguishment of debt	7,006	450,069	787
Minority interest, net of tax	1,203	6,116	37,272
Other, net	(994)	108,698	182,321
Cumulative effect of change in accounting principle, net of tax	1,210,190	—	—
(Increase) decrease in accounts and notes receivable	(14,661)	(15,922)	52,918
Decrease in other assets	532	41,328	60,502
Increase in accounts payable and accrued expenses	54,247	22,650	99,805
(Decrease) increase in taxes payable	(68,729)	331,439	(159,915)
Decrease in other liabilities	(30,569)	(6,415)	(5,467)

Net cash provided by operating activities	1,978,516	1,867,971	1,772,839

Cash flows from investing activities
Capital expenditures	(1,389,931)	(1,561,331)	(1,932,416)
Investments in affiliated companies	(17,805)	(22,270)	(18,800)
Proceeds from the sale and exchange of investments	70,230	246,417	1,345,952
Decrease (increase) in amounts due from CEI	—	21,109	(7,864)
Proceeds for the sale of cable systems	53,076	822	12,574
Acquisition of minority interest	(153,016)	—	—
Other, net	43,813	(3,883)	(7,616)

Net cash used in investing activities	(1,393,633)	(1,319,136)	(608,170)

Cash flows from financing activities
Revolving credit facilities borrowings, net	1,650,000	—	—
Commercial paper (repayments) borrowings, net	(209,228)	300,941	(727,384)
Proceeds from issuance of debt, net of debt issuance costs	7,968,724	1,330,750	985,546
Repayment of debt	(3,566,148)	(2,310,074)	(704,951)
Payment to acquire Cox’s former public stock not beneficially owned by CEI	(6,422,908)	—	—
Redemption of preferred securities of subsidiary trust	—	—	(502,610)
Proceeds from the exercise of stock options	5,219	6,768	24,291
Increase in amounts due to CEI, net	1,593	3,980	—
Distributions paid on capital and preferred securities of subsidiary trusts	—	—	(47,764)
Payment to repurchase remarketing option	—	(43,734)	(25,951)
Other, net	(19,637)	17,671	(24,002)

Net cash used in financing activities	(592,385)	(693,698)	(1,022,825)

Net (decrease) increase in cash	(7,502)	(144,863)	141,844
Cash at beginning of period	83,841	228,704	86,860

Cash at end of period	$76,339	$83,841	$228,704

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

     Cox is a multi-service broadband communications company serving approximately 6.6 million customers nationwide. Cox is the nation’s third-largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.

     Prior to December 2004, Cox Communications, Inc. was an indirect, majority-owned subsidiary of Cox Enterprises, Inc. (CEI). In October 2004, CEI and two of its wholly-owned subsidiaries entered into an Agreement and Plan of Merger with Cox. Pursuant to this merger agreement, Cox and one of the CEI subsidiaries commenced a joint tender offer to purchase all of the shares of Cox Class A common stock not beneficially owned by CEI. On December 8, 2004, CEI completed the tender offer to purchase all of the common stock associated with the 37.96% minority interest of Cox. Following the purchase, Cox was merged with a CEI subsidiary, with Cox as the surviving corporation. Accordingly, at December 31, 2004, Cox was a wholly-owned subsidiary of CEI.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents Cox’s best estimate of probable losses in the accounts and notes receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

	Balance at Beginning of	Charged to Costs	Write-offs, Net of	Balance at End of
	Period	and Expenses	Recoveries	Period

		(Thousands of Dollars)
Year Ended December 31
2002	$33,514	$87,447	$87,354	$33,607
2003	33,607	74,150	81,582	26,175
2004	26,175	80,732	80,425	26,482

Plant and Equipment

     Plant and equipment are stated at cost less accumulated depreciation. Additions to cable plant generally include material, labor and indirect costs. Depreciation is computed using the straight-line method over estimated useful lives as follows: 20 years for buildings and building improvements; three to 12 years for cable systems; and three to 10 years for other plant and equipment. Depreciation expense was $1.6 billion, $1.5 billion, and $1.4 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Cox evaluates the depreciation periods of plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

     The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include all direct labor and materials as well as certain indirect

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments

     Investments in affiliated entities are accounted for either under the equity method or are stated at cost. Investments in which Cox is deemed to have the ability to exercise significant influence over the operating and financial policies of the investee or where Cox’s investment is deemed to be more than minor are accounted for under the equity method. Equity method investments are recorded at cost and adjusted periodically to recognize Cox’s proportionate share of the investee’s income or loss, additional contributions made and dividends received. When Cox’s cumulative proportionate share of loss exceeds the carrying amount of the equity method investment, application of the equity method is suspended and Cox’s proportionate share of the investees’ loss is not recognized unless Cox is committed to provide further financial support to the investee, including advances from Cox. Cox will resume application of the equity method when the investee becomes profitable and Cox’s proportionate share of the investees’ earnings equals its cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended. Investments stated at cost are adjusted for any known diminution in value determined to be other than temporary.

     Investments in publicly traded entities are classified as available-for-sale or trading under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at their fair value, with unrealized gains and losses resulting from changes in fair value of available-for-sale securities between measurement dates recognized as a component of accumulated other comprehensive income. Realized losses for any decline in market value of available-for-sale securities considered to be other than temporary are recognized in earnings. Realized gains and losses on investments sold or impaired are recognized using the first-in first-out method. Unrealized gains and losses resulting from changes in fair value of trading securities are recognized in earnings. See Note 6. “Investments.”

     In determining whether a decline in the fair value of Cox’s investments is other than temporary, Cox considers the factors prescribed by SEC Staff Accounting Bulletin Topic 5-M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities and Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. These factors include the length of time and extent to which the fair market value has been less than cost, the financial condition and near term prospects of the investee and Cox’s intent and ability to retain its investment.

Intangible Assets

     On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. Cox evaluated its intangible assets and determined certain intangible assets to have indefinite useful lives. Accordingly, on January 1, 2002 Cox discontinued the amortization of intangible assets with indefinite

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lives, which consist primarily of franchise value. At December 31, 2004, the weighted-average remaining useful life of intangible assets that are being amortized is six years. See Note 5. “Intangible Assets.”

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

Income Taxes

     Cox provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income taxes reflect the net tax effect on future years of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. Valuation allowances reduce deferred tax assets to an amount that represents management’s best estimate of such deferred tax assets that more likely than not will be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. See Note 7. “Income Taxes.”

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

     All other revenue is accounted for in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. In accordance with SAB No. 104, revenue from advertising sales is recognized as the advertising is transmitted over Cox’s broadband network. Revenue derived from other sources, including commercial data and telephony, is recognized as services are provided, as persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable and collectability is reasonably assured.

Revenue by product and service was as follows:

	For the year ending
	December 31
	2004	2003	2002
Video	60%	64%	68%
Data	17%	15%	11%

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ending
	December 31
	2004	2003	2002
Telephony	9%	8%	7%
Other	2%	1%	1%
Commercial	6%	5%	5%
Advertising	6%	7%	8%

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

Pension, Postretirement and Postemployment Benefits

     Cox provides defined pension benefits to substantially all employees based on years of service and compensation during those years. Prior to January 2003, Cox provided certain health care and life insurance benefits to substantially all eligible retirees through certain CEI plans. In January 2003, Cox adopted its own post-retirement medical plan to provide benefits to substantially all eligible Cox retirees. No change was made to the CEI program that has provided, and continues to provide, life insurance coverage to eligible Cox retirees. Expense related to the CEI plans is allocated to Cox through the intercompany account. The amount of the allocations is based on actuarial determinations of the effect of Cox employees’ participation in the plans. See Note 12. “Retirements Plans.”

Stock Compensation Plans

     At December 31, 2004 and 2003, Cox had one stock-based compensation plan for employees, a Long-Term Incentive Plan (LTIP), and at December 31, 2003, Cox also had an Employee Stock Purchase Plan (ESPP). Both of these plans are more fully described in Note 13. “Stock Compensation Plans.” Cox accounts for these plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying Class A common stock, par value $1.00 per share (former public stock), on the grant date; therefore, no employee compensation cost is reflected in net income with respect to options. Further, the ESPP qualifies as a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized for ESPP awards.

     The following table illustrates the effect on net income (loss) if Cox had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made in 2004, 2003 and 2002: weighted average expected volatilities at each grant date averaging 22.9%, 30.3% and 27.6%, respectively, no payment of dividends, expected life of six years and weighted average risk-free interest rates calculated at each grant date and averaging 3.2%, 3.2% and 5.0%, respectively.

	Year Ended December 31
	2004	2003	2002
	(Thousands of Dollars)
Net loss, as reported	$(2,375,305)	$(137,801)	$(274,039)
Add: Stock-based compensation, as reported, net of tax	24,361	—	—
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(51,351)	(22,859)	(18,902)

Pro forma net loss	$(2,402,295)	$(160,660)	$(292,941)

Derivative Financial Instruments

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

     In March 2004, the EITF ratified its consensus related to the application guidance within EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 applies to investments in debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under APB Opinion 18 and related interpretations. EITF Issue No. 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF Issue No. 03-1 originally required that adoption of the recognition provisions prospectively to all current and future investments during the quarter ended September 30, 2004. However, on September 30, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF No. 03-1-1, Effective Date of Paragraph 16 of EITF Issue No. 03-1, which delayed the effective date of the recognition provisions of EITF Issue No. 03-1 until the issuance of the final FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. Until the final FSP is issued, Cox is not able to evaluate whether the adoption of the recognition provisions under such guidance will have a material effect on its results of operations or financial position.

     In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). FSP 106-2 requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Act and became effective for Cox on July 1, 2004. The adoption of FSP 106-2 did not have a material impact on Cox’s financial position or results of operations.

     In September 2004, the Securities and Exchange Commission (SEC) announced that a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141, Business Combinations, and that registrants should apply a direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform a transition impairment test using a direct value method on all intangible assets that were previously valued using the residual method under SFAS No. 142 no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method, including the related deferred tax effects, should be reported as a cumulative effect of a change in accounting principle.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Consistent with this SEC position as codified in EITFD-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, Cox began applying a direct value method to determine the fair value of its indefinite-lived intangible assets comprised of cable franchise rights, acquired prior to September 29, 2004. During the fourth quarter of 2004, Cox performed a transition impairment test, which resulted in a charge of approximately $2.0 billion ($1.2 billion, net of tax), which is reported within Cumulative effect of change in accounting principle, net of tax in the accompanying Consolidated Statements of Operations. The pro forma effects of retroactively applying a direct value method to determine the fair value of cable franchise rights can not be computed or reasonably estimated for the prior periods presented, primarily due to the inability to develop the assumptions necessary to execute a direct value methodology.

     In December 2004, the FASB issued SFAS No. 123(Revised), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, Cox is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005. Cox is currently assessing the impact of this statement on its consolidated financial statements.

Reclassifications

     Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified for comparative purposes with 2004.

3. Cash Management System

     Cox participates in CEI’s cash management program, whereby CEI transfers funds from Cox’s depository accounts and transfers funds to financial institutions upon daily notification of checks presented for payment. Book overdrafts of $65.5 million and $84.5 million existed at December 31, 2004 and 2003, respectively, as a result of checks outstanding. These book overdrafts are included in as accounts payable and are considered financing activities in the Consolidated Statements of Cash Flows.

4. Going-Private Transaction

     On December 8, 2004, CEI completed the tender offer to purchase all of the common stock associated with the 37.96% minority interest of Cox and the subsequent short-form merger and Cox became a wholly owned subsidiary of CEI. The aggregate purchase price (exclusive of estimated fees and expenses) approximated $8.4 billion. The purchase price was funded by both CEI and Cox. Of the total $8.4 billion, CEI paid approximately $1.5 billion, with Cox paying the remaining approximate $6.9 billion, which was funded primarily through a term loan and various issuances of senior notes of varying maturities.

     Approximately 50.2 million shares of common stock were not validly tendered in the tender offer. These shares were converted into the right to receive $34.75 per share in cash, without interest, and cancelled as part of the short-form merger. As of December 31, 2004, Cox had a remaining cash obligation to purchase the untendered shares of approximately $483.6 million, which is reflected as Cash obligation to untendered shareholders in the accompanying balance sheet.

     CET elected to apply push-down basis accounting with respect to shares acquired in the going-private transaction. Accordingly, the aggregate $8.4 billion purchase price has been “pushed-down” to the consolidated financial statements of Cox. Accordingly, the net tangible and intangible assets of Cox at December 31, 2004 have been stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction pursuant to the purchase method of accounting for business combinations.

     The aggregate purchase price was as follows:

(Thousands of Dollars)
Cash consideration to acquire Cox’s former public stock at $34.75 per share and to settle the outstanding vested. in-the-money Cox employee stock options	$8,405,713
Transaction fees and expenses	23,336

Total purchase price	8,429,049
Less: Carrying value of net assets acquired at historical cost	(2,789,017)

Aggregate purchase price in excess of historical cost of net assets acquired	$5,640,032

     The aggregate purchase price in excess of historical cost of net assets acquired was allocated based on preliminary estimated fair values of the net tangible and intangible assets as of the acquisition date. These initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of an independent appraisal process expected to be completed during 2005. The following represents the preliminary allocation of the purchase price:

	(Thousands of Dollars)
Current assets	$247,718
Net plant and equipment	3,165,983
Intangible assets:
Customer relationships (estimated useful life of 6 years)	583,781
Trade name (indefinite useful life)	380,844
Franchise value (indefinite useful life)	11,343,927
Goodwill	106,889
Other assets	1,171,853

Total assets required	17,000,995	(a)

Current liabilities	564,106
Long-term debt	2,523,080
Deferred income taxes	5,481,394
Other liabilities	3,368

Total liabilities assumed	8,571,947	(b)

Aggregate purchase price	$8,429,049	(a)-(b)

     The following summarizes unaudited pro forma financial information for the years ending December 31, 2004 and 2003, assuming the acquisition of the minority interest had occurred on January 1, 2003. The majority of the increase in net loss is due to depreciation, amortization and interest expense associated with the amortization of the fair value step-up of the net assets. This unaudited pro forma financial information does not necessarily represent the operating results that would have occurred had the transaction been consummated at the beginning of the period, as the acquisition has been given effect below, or results that should be expected in future periods, as follows:

	Year Ended December 31
	2004	2003
	(Thousands of Dollars)
Revenues	$6,424,990	$5,758,868
Loss before cumulative effect of change in accounting principle	(1,279,715)	(252,401)
Cumulative effect of change in accounting principle	(1,210,190)	—

Net loss	$(2,489,905)	$(252,401)

This unaudited pro forma financial information does not reflect any operating efficiencies and cost savings that Cox may achieve.

5. Intangible Assets

     Cox constructs and operates its cable systems under non-exclusive cable franchises that are granted by state or local governmental authorities for varying lengths of time. As of December 31, 2004, Cox held 751 franchises in areas located throughout the United States. Cox obtained these franchises primarily through acquisitions of cable systems accounted for as purchase business combinations. These acquisitions have primarily been for the purpose of acquiring existing franchises and related infrastructure and, as such, the primary asset acquired by Cox has historically been cable franchises.

     On January 1, 2002, Cox adopted SFAS No. 142, which requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also requires the completion of a transitional impairment test with any resulting impairment identified treated as a cumulative effect of a change in accounting principle.

     Prior to the adoption of SFAS No. 142, Cox described the excess purchase price over the fair value of the identified net assets acquired associated with its acquisitions as either goodwill or franchise value and amortized these assets over 40 years. Cox believes that the franchises, although contractually non-exclusive, provide economic exclusivity for broadband video services to an incumbent cable operator. Accordingly, in connection with the adoption of SFAS No. 142, Cox did not believe it had any goodwill separate and distinct from the value of its cable franchises, and, as such, the nature of the recorded excess purchase price associated with Cox’s acquisitions prior to 2002 was more appropriately characterized as franchise value. Therefore, in connection with the adoption of SFAS No. 142, Cox reclassified the net carrying value of its goodwill of $3.7 billion to franchise value in order to eliminate the distinction between

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these two assets. In connection with this reclassification, Cox recorded an additional deferred tax liability and a corresponding increase to franchise value of $2.2 billion, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, related to the difference in the tax basis compared to the book basis of franchise value. The reclassification and the related deferred tax effects had no impact on Cox’s consolidated statements of operations.

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

     In connection with the adoption of SFAS No. 142, Cox completed a transitional impairment test of its franchise value as of January 1, 2002. Based on the guidance prescribed in EITF Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, Cox determined that the unit of accounting for testing franchise value for impairment resides at the cable system cluster level, consistent with Cox’s management of its business as geographic clusters. Prior to September 2004, Cox assessed franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measured the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. Upon adoption of SFAS No. 142, Cox determined that no impairment of franchise value intangible assets existed as of January 1, 2002.

     In completing subsequent impairment tests in accordance with SFAS No. 142, Cox considers the guidance in EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002. When applying the guidance in EITF Issue No. 02-17, Cox considers assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The January 2003 impairment test in accordance with SFAS No. 142 resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within amortization expense in Cox’s Consolidated Statement of Operations. Cox completed its subsequent impairment tests in accordance with SFAS No. 142 in August 2003 and August 2004. The subsequent impairment tests indicated no impairment of franchise value.

     In September 2004, the SEC announced that a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141, and that registrants should apply a direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test, the transition test, using a direct value method on all intangible assets that were previously valued using the residual method under SFAS No. 142 no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method, including the related deferred tax effects, should be reported as a cumulative effect of a change in accounting principle.

     Consistent with this SEC position, Cox began applying a direct value method to determine the fair value of its indefinite-lived intangible assets comprised of cable franchise rights, acquired prior to September 29, 2004. During the fourth quarter of 2004, Cox performed a transition impairment test, which

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resulted in a charge of approximately $2.0 billion ($1.2 billion, net of tax), which is reported within Cumulative effect of change in accounting principle, net of tax in the accompanying Consolidated Statements of Operations.

     Additionally, as a result of the going-private transaction, Cox revised its marketplace assumption surrounding its estimated cost of capital. In accordance with SFAS No. 142, Cox performed an impairment test, which along with the revised estimated cost of capital, included a revised long-range operating forecast. As a result of the impairment test, Cox recognized an impairment charge of approximately $2.4 billion related to its cable franchise rights, as calculated using a direct value method. This impairment charge is reflected as Impairment on intangible assets in the accompanying Consolidated Statement of Operations.

     As discussed in Note 4. “Going-private transaction”, Cox recorded both customer relationship trade name intangibles and goodwill. The trade name intangible asset, which represent the value associated with the Cox name, are deemed to have an indefinite useful life.

     Customer relationship intangible assets, which represent the value attributable to Cox customers, are deemed to have a finite useful life of six years. Cox’s other intangible assets that have a finite useful life are comprised primarily of non-compete agreements, contractual rights and cable franchise renewal costs. These intangible assets are amortized on a straight-line basis over the term of the related agreement. Cox evaluates the useful lives of its finite lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.

     Summarized below are the carrying value and accumulated amortization of intangible assets that will continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets, which will no longer be amortized:

	December 31, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(Thousands of Dollars)
Intangible assets subject to amortization	$659,967	$30,743	$629,224	$58,526	$21,855	$36,671
Trade name			380,844			—
Franchise value			18,319,384			15,660,824
Goodwill			106,889			—

Total intangible assets			$19,436,341			$15,697,495

     Aggregate intangible asset amortization expense was $15.1 million for the year ended December 31, 2004. Cox estimates amortization expense to be $87.0 million in 2005, $86.2 million in 2006, $85.4 million in 2007, $85.1 million in 2008 and $85.0 million in 2009, primarily related to customer relationships. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

6. Investments

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31
	2004	2003
	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$339	$66,376
Derivative instruments	939	1,269
Equity method investments	1,159,290	31,088
Investments stated at cost	11,079	10,647

Total investments	$1,171,647	$109,380

Investments Stated at Fair Value

     The aggregate cost of Cox’s investments stated at fair value at December 31, 2004 and 2003 was $1.6 million and $42.5 million, respectively. Gross unrealized gains on investments were $0.1 million and $25.3 million at December 31, 2004 and 2003, respectively.

     Gross realized gains and losses on investments are as follows:

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Realized gains	$29.1	$181.8	$112.0
Realized losses	$0.8	16.7	1,400.0

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

     In August 2003, Cox terminated its series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. These prepaid forward contracts were hybrid instruments, comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative. In connection with the termination, Cox sold the 19.5 million shares of Sprint PCS common stock, which had been pledged to secure its obligations pursuant to these prepaid forward contracts and were classified as trading. Cox

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized a pre-tax loss of approximately $29.5 million as a result of this termination. See Note 8. “Debt” for a discussion of the accounting for the termination of these prepaid forward contracts.

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

     In April 2004, Sprint eliminated its PCS tracking stock by mandating the exchange of its PCS shares for shares of its FON common stock. Cox held approximately 330,000 PCS shares and received approximately 165,000 FON shares in the mandatory exchange. In June 2004, Cox sold the FON shares for net proceeds of approximately $3.0 million. Cox recognized a pre-tax gain of approximately $2.3 million on the sale of these shares. As a result of the sale, Cox no longer holds any shares of Sprint stock.

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

     Motorola, Inc. Motorola provides integrated communications solutions and embedded electronic solutions, including end-to-end systems for the delivery of interactive digital video, voice and high-speed data solutions for broadband operators. In June 2002, Cox sold 1.7 million shares of Motorola common stock for aggregate net proceeds of approximately $24.5 million and recognized aggregate pre-tax loss of $1.5 million. Cox no longer holds any shares of Motorola common stock.

Equity Method Investments

     Discovery Communications, Inc. The principal businesses of Discovery are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe and the retail businesses of Discovery.com. In 2000, Cox ceased applying the equity method on its investment in Discovery as Cox’s cumulative proportionate share of equity in net losses exceeded the carrying amount of the investment. In 2001, Cox funded Discovery with an additional contribution of $23.9 million, however, since previously unrecognized equity in net losses exceeded the amount of the additional funding, Cox recognized equity in net losses on its investment in Discovery of $23.9 million. In September 2002, Cox received a $27.1 million partial return on its investment from Discovery. Since Cox’s carrying value of its investment in Discovery had been reduced to zero, this resulted in a pre-tax gain of $27.1 million. As of December 31, 2004, Cox has not resumed applying the equity method on its investment in Discovery, as Cox’s proportionate share of equity in net income has not exceeded its share of net losses not recognized during the period in which the equity method has been suspended.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As part of the going-private transaction and the related push-down basis accounting pursuant to the purchase method of accounting for business combinations, as further described in Note. 4, “Going-private transaction”, Cox’s investment in Discovery was stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction. Accordingly, a purchase price adjustment of approximately $1.1 billion is reflected in the accompanying consolidated balance sheet as of December 31, 2004.

     Summarized combined financial information for all equity method investments and Cox’s proportionate share (determined using Cox’s ownership interest in each investment) for 2004, 2003 and 2002 is as follows:

	Combined Financial Information			Cox’s Proportionate Share
	Year Ended December 31			Year Ended December 31
	2004	2003	2002	2004	2003	2002
			(Thousands of Dollars)
Revenues	$3,338,217	$2,291,103	$2,069,282	$769,917	$547,304	$477,294
Operating income (loss)	482,828	278,283	(182,194)	119,458	71,971	(48,967)
Net income (loss)	145,319	18,309	(196,479)	36,629	7,450	(49,341)

	Combined Financial Information
	December 31
	2004	2003
	(Thousands of Dollars)
Current assets	$1,287,914	$1,001,136
Noncurrent assets	2,667,590	2,351,827
Current liabilities	1,159,360	1,644,316
Noncurrent liabilities	3,093,036	2,052,011

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

Other

     Cox has several other fair value, equity and cost method investments that are not, individually or in the aggregate, significant in relation to the Consolidated Balance Sheets at December 31, 2004 and 2003.

7. Income Taxes

     Current and deferred income tax (benefits) expenses are as follows:

	Year Ended December 31
	2004	2003	2002
	(Thousands of Dollars)
Current
Federal	$(96,395)	$263,658	$(292,716)
State	7,535	(4,289)	(25,658)

Total current	(88,860)	259,369	(318,374)

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2004	2003	2002
	(Thousands of Dollars)
Deferred
Federal	(590,702)	(318,475)	192,621
State	(236,948)	(9,193)	12,752

Total deferred	(827,650)	(327,668)	205,373

Net income tax (benefit) expense	$(916,510)	$(68,299)	$(113,001)

     The difference between net income tax expense and income taxes expected at the U.S. statutory federal income tax rate of 35% are as indicated below:

	Year Ended December 31
	2004	2003	2002
	(Thousands of Dollars)
Federal tax (benefit) expense at statutory rates on income before income taxes	$(726,920)	$(67,159)	$(115,458)
State income (benefit) taxes, net of federal benefit	(89,187)	(21,744)	4,645
Change in state tax rate, net	(59,931)	12,981	(13,033)
Adjustments and settlements, net	(48,259)	5,400	19,700
Tax basis adjustment in equity investment	—	6,648	—
Dividends received deduction	(204)	(407)	(7,083)
Other, net	7,991	(4,018)	(1,772)

Net income tax (benefit) expense	$(916,510)	$(68,299)	$(113,001)

     Significant components of Cox’s net deferred tax liability are as follows:

	December 31
	2004	2003
	(Thousands of Dollars)
Plant and equipment	$(1,551,003)	$(1,363,762)
Intangible assets	(5,774,475)	(4,759,863)
Investments	(501,509)	(285,579)
Other, net	84,757	54,627

	(8,292,586)	(6,354,577)
Less current portion	33,988	34,393

Net deferred tax liability	$(8,326,574)	$(6,388,970)

     Income tax benefit was $916.5 million for the year ended December 31, 2004. The effective tax rate for 2004 was 44.1% compared to 35.6% for 2003. The change in the effective tax rate was primarily due to the recognition of a tax benefit due to the favorable resolution of federal income tax audits for the years 1995-2001 and an adjustment to reduce state deferred taxes. Other factors affecting the tax rate include the impact of varying state tax rates across Cox’s operations, along with current year investing and financing transactions.

     Gross deferred tax assets as of December 31, 2004 include $117.5 million of state net operating loss and credit carryforwards. A valuation allowance has been recorded on $93.0 million of these state carryforwards due to the uncertainty that future taxable income will be realized in the appropriate jurisdiction. The remaining state carryforwards expire beginning in 2022.

     Cox has concluded a federal income tax audit for the years 1998 – 2001 and expects to pay approximately $40.0 million related to certain cable system acquisitions and certain financing arrangements completed during the audit period. In addition, Cox expects to file amended tax returns, and receive

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

refunds of approximately $30.0 million, for the effect of these adjustments in later years. Cox believes that the majority of the payments and the refunds will occur during 2005.

     Cox has also concluded the field examination phase of a federal income tax audit for the years 1995-1997. Because Cox was a member of an affiliated group filing a consolidated U.S. federal income tax return during the audit period, Cox will not be able to fully conclude the audit until issues associated with all affiliated members have been resolved. Cox received refunds of approximately $3.0 million for various adjustments that were concluded during the field examination. Cox does not expect that any unresolved issues will result in significant payments or refunds.

     In 2004, as a result of the favorable resolution of the 1995-1997 and 1998-2001 audits, Cox has reversed previously accrued taxes, reducing the tax provision by $64.0 million.

     In the normal course of business, Cox’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and liability is accrued when Cox believes that an assessment is probable.

8. Debt

	December 31
	2004	2003
	(Thousands of Dollars)
Revolving credit facilities	$1,650,000	$—
Commercial paper	96,142	302,283
Term loan	2,000,000	—
Medium-term notes	264,429	364,359
Notes and debentures	8,765,359	6,078,904
Exchangeable Subordinated Debentures due November 15, 2029	—	7,846
Exchangeable Subordinated Debentures due March 14, 2030	—	107
Exchangeable Subordinated Discount Debentures due April 19, 2020	19,546	18,185
Capitalized lease obligations	209,576	217,992
Other	20,683	22,124

	13,025,735	7,011,800
Less current portion	59,962	48,344

Total long-term debt	$12,965,773	$6,963,456

     The exchangeable subordinated debentures and zero-coupon debt are presented net of certain embedded derivative instruments. See Note 9. “Derivative Instruments and Hedging Activities” for a more detailed discussion.

     As part of the going-private transaction and the related push-down basis accounting pursuant to the purchase method of accounting for business combinations, as further described in Note. 4, “Going-private transaction”, the fixed-rate long-term debt instruments that are not reflected at fair value on an on-going basis were stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction. Accordingly, the table above reflects an aggregate purchase price adjustment to increase debt by approximately $126.2 million, classified within Notes and debentures. The adjustment will be amortized over the remaining lives of the debt instruments as a component of interest expense.

Revolving Credit Agreements

     In June 2004, Cox entered into a new five-year, unsecured revolving bank credit facility with a capacity of $1.25 billion which will be available through June 4, 2009. This credit facility replaced Cox’s $900.0 million 364-day and $900.0 million five-year revolving bank credit facilities. In December 2004, Cox

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entered into a second five-year, unsecured revolving bank credit facility with a capacity of $1.5 billion. Also in December 2004, Cox amended and restated its June 2004 facility to conform the terms with the new facility. At Cox’s election, the interest rate on the credit agreements is based on London Interbank Offered Rate (LIBOR), the Federal funds rate or an alternate base rate. The credit agreements also impose commitment fees on the unused portion of the total amounts available based on Cox’s corporate credit ratings. At December 31, 2004, Cox had outstanding borrowings of $907.5 million and $742.5 million under the $1.5 billion facility and the $1.25 billion facility, respectively. Cox had no borrowings outstanding under any of its credit agreements at December 31, 2003.

Commercial Paper

Cox had approximately $96.1 million and $302.3 million commercial paper outstanding at December 31, 2004 and 2003, respectively. The weighted-average interest rate for outstanding commercial paper was 1.2% and 1.3% for the years ended December 31, 2004 and 2003, respectively. Cox’s commercial paper is backed by amounts available under its revolving credit agreements.

Bridge Loan Credit Facility

     In December 2004, Cox entered into and drew down upon an 18-month, $3.0 billion term loan (Bridge Loan) to finance a portion of Cox’s going-private transaction. Cox incurred offering costs of approximately $10.1 million related to the Bridge Loan. During the same month, the net proceeds from an offering of three series of senior notes were used to repay the borrowing under the Bridge Loan (see 2004 Issuances and Repayments under the heading Notes and Debentures). All unamortized offering costs were expensed in conjunction with the repayment. These amounts are included within Interest expense in the accompanying consolidated statement of operations.

Term Loan

     In December 2004, Cox entered into a new credit agreement for a five-year, $2.0 billion term loan (Term Loan) to finance the going-private transaction. At Cox’s election, the interest rate on the Term Loan is based on LIBOR, the Federal funds rate or an alternate base rate. Cox incurred offering costs of approximately $6.0 million related to the Term Loan. At December 31, 2004, $2.0 billion was outstanding under the Term Loan.

Medium-Term Notes

     At December 31, 2004 and 2003, Cox had outstanding borrowings of $264.4 million and $364.4 million, respectively, under several fixed rate medium-term notes due in varying amounts through 2028 that pay interest in cash at fixed rates ranging from 6.9% to 7.2% per annum.

Notes and Debentures

     Cox had outstanding borrowings under several fixed-rate notes and debentures of approximately $8.8 billion and $6.1 billion at December 31, 2004 and 2003, respectively. The fixed-rate notes and debentures are due in varying amounts through 2028 and pay interest in cash at rates ranging from 3.9% to 7.9% per annum. Also included in notes and debentures is Cox’s convertible senior notes due 2021, as described below.

     2004 Issuances and Repayments. In December 2004, Cox issued $3.0 billion aggregate principal amount of senior notes in order to repay the Bridge Loan, which funded a portion of the tender offer to purchase all of the former public stock that CEI did not beneficially own. Included in the issuance were: (i) a series of floating rate senior notes due 2007 with an aggregate principal amount of $500.0 million; (ii) a series of 4.625% senior notes due 2010 with an aggregate principal amount of $1.25 billion; and, (iii) a series of 5.450% senior notes due 2014 with an aggregate principal amount of $1.25 billion. After

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underwriting discounts and commissions, estimated offering costs and other fees of $15.8 million in aggregate, Cox received net proceeds of approximately $2.98 billion. The floating rate senior notes mature on December 14, 2007; the 4.625% senior notes mature on January 15, 2010; and, the 5.450% senior notes mature on December 15, 2014. All three series of senior notes are unsecured and rank equally with Cox’s other senior unsecured indebtedness. In addition, both series of fixed-rate senior notes may be redeemed by Cox, in whole or in part, at any time prior to maturity at the greater of: (x) 100% of the principal amount of the fixed-rate notes, or (y) the present value of the principal amount and the remaining scheduled interest payments on the fixed-rate notes plus a make-whole premium, plus in either case (x) or (y), accrued and unpaid interest. Interest on both series of fixed-rate notes is payable on a semi-annual basis. Cox may not redeem the floating rate notes prior to maturity.

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

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (y) the present value of the principal amount and the remaining scheduled interest payments plus a make-whole premium, plus in either case (x) or (y), accrued and unpaid interest. Interest on both series is payable on a semi-annual basis.

     In October 2003, Cox repaid its $27.0 million 7.17% medium-term notes due October 1, 2003 upon their maturity.

Exchangeable Subordinated Debentures

     Exchangeable Subordinated Debentures due November 15, 2029. In November 1999, Cox issued 14,375,000 PRIZES in a registered public offering for aggregate net proceeds of approximately $1.3 billion, less offering costs and underwriting commissions of approximately $35.0 million. Interest on the PRIZES was paid quarterly, and at November 15, 2002, the rate decreased from 7.75% to 2% per year on the original principal amount in accordance with the terms of the PRIZES. The original principal amount of each PRIZES was indexed to the trading price of Sprint PCS common stock. Upon issuance, the number of shares of Sprint PCS common stock attributable to each PRIZES was two shares. In June 2004, Sprint eliminated its PCS tracking stock by mandating the exchange of its PCS shares for shares of its FON common stock. Subsequently, one share of FON common stock was attributable to each PRIZES.

     The payment upon maturity of the PRIZES was to be the maximum of either the aggregate principal amount or the current market value of the number of reference shares attributable to each PRIZES, plus a final period distribution premium, as defined. Prior to maturity, the PRIZES were exchangeable at the holders’ option at any time for an amount of cash equal to the current market value of the number of reference shares attributable to each PRIZES, subject to adjustment under certain circumstances.

     Exchangeable Subordinated Debentures due March 14, 2030. In March 2000, Cox issued $275.0 million aggregate principal amount of Premium PHONES in a registered public offering for net proceeds of approximately $269.5 million. Interest on the Premium PHONES was payable semi-annually at a rate of 3% per year on the original principal amount. Upon issuance, each Premium PHONES was indexed to the trading price of 16.28 shares of Sprint PCS common stock. Subsequent to the elimination of Sprint PCS common stock discussed above, each Premium PHONES was indexed to the trading price of 8.14 shares of FON common stock.

     The Premium PHONES, as amended, could be exchanged by the holder based on the market value of the underlying shares for cash. In addition, on or after March 17, 2004, Cox had the option to redeem the Premium PHONES for cash based on the maximum of either the aggregate principal amount or the current market value of the underlying shares, plus accrued and unpaid interest and a final period distribution premium, as defined.

     At maturity, holders of the Premium PHONES were entitled to receive cash equal to the maximum of either the aggregate principal amount or the then exchange market value of the underlying shares plus accrued and unpaid interest and a final period distribution, as defined.

     Exchangeable Subordinated Discount Debentures due April 19, 2020. In April 2000, Cox issued $1.8 billion aggregate principal amount at maturity of Discount Debentures in a registered public offering for proceeds of approximately $764.0 million, net of offering costs and underwriting commissions of $18.7 million and original issue discount of $1.1 billion. Interest on the Discount Debentures is payable semi-annually at a rate of 1% per annum on the original issue price of each debenture. The accretion of the original issue discount plus the 1% interest payments result in an annualized yield to maturity of 5%. Upon issuance, each Discount Debenture was indexed to the trading price of shares of Sprint common stock. Subsequent to the elimination of Sprint PCS common stock discussed above, each Discount Debenture is indexed to the trading price of 3.7954 shares of FON common stock.

     The Discount Debentures can be exchanged by the holder based on the market value of the underlying shares for, at Cox’s election, cash, shares of Sprint FON common stock or a combination of both. The

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

holders may also require Cox to repurchase these securities on April 19, 2005, April 19, 2010 and April 19, 2015 at a purchase price equal to the adjusted principal amount, as defined, plus any accrued and unpaid cash interest. Cox may pay in cash, shares of Sprint PCS common stock or a combination of both.

     After April 19, 2005, Cox may redeem some or all of the Discount Debentures for cash at a redemption price per debenture equal to the adjusted principal amount, plus any accrued and unpaid cash interest.

     2004 Purchases. In June 2004, Cox redeemed all of the remaining outstanding PRIZES and Premium PHONES for aggregate cash consideration of $14.7 million. The redemption resulted in a $7.0 million pre-tax loss, which is reflected as Loss on extinguishment of debt in the accompanying consolidated statements of operations. Exchangeable subordinated debentures at December 31, 2004 were comprised of $62.3 million aggregate principal amount at maturity of Discount Debentures.

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

     The Discount Debentures are unsecured, subordinated obligations, ranking junior in right of payment to all of Cox’s existing and future senior indebtedness. These instruments are accounted for as derivative instruments pursuant to SFAS No. 133. See Note 9. “Derivative Instruments and Hedging Activities.”

Zero-Coupon Debt

     In January 2001, Cox entered into a series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock with an aggregate fair value as of the respective trade dates of $502.0 million for proceeds of $389.4 million, which was net of an original issue discount of $112.6 million. These contracts matured at various dates between 2004 and 2006 and, at Cox’s election, could be settled in cash or shares of Sprint PCS common stock. Cox accounted for these contracts as zero-coupon debt instruments and was accreting the $112.6 million original issue discount through the respective contract maturity dates using the effective interest method. In August 2003, Cox terminated its series of prepaid forward contracts and the zero-coupon debt was extinguished upon the termination. In connection with the termination, Cox sold the 19.5 million shares of Sprint PCS common stock, which had been pledged to secure its obligations pursuant to the series of prepaid forward contracts and were classified as trading. Proceeds from this sale, net of the payment made to the prepaid forward contracts counterparty and customary fees, were approximately $0.1 million. Cox recognized a pre-tax loss of approximately $29.5 million in connection with the net settlement of the zero-coupon debt instruments.

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

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swaps at December 31, 2004 and 2003:

	December 31
	2004	2003
Notional amount (in thousands)	$1,375,000	$1,750,000
Weighted-average fixed interest rate received	7.35%	7.38%
Weighted-average floating interest rate paid	4.37%	3.27%
Maturity	2005 - 2009	2004 - 2009

     As a result of the settlements under these agreements, interest expense was reduced by $57.0 million and $64.0 million during the years ended December 31, 2004 and 2003, respectively.

Maturities

     Excluding commercial paper, maturities of long-term debt for each of the five years subsequent to December 31, 2004 and thereafter, are $437.5 million, $465.0 million, $500.0 million, $450.0 million, $4.1 billion, and $6.7 billion, respectively. Maturities of obligations under capital leases are $49.8 million, $28.9 million, $21.6 million, $17.0 million, $13.2 million for each of the five years subsequent to December 31, 2004, respectively, and $70.5 million thereafter. The maturities of long-term debt represent future contractual obligations and are reported gross of any related discounts, premiums and other adjustments, such as embedded derivatives, necessary to comply with accounting principles generally accepted in the U.S. Cox has the ability to refinance the long-term debt instruments maturing in the twelve months subsequent to December 31, 2004 under its revolving credit facilities. These amounts are classified as a contra account within debt and were approximately $69.3 million and $31.6 million at December 31, 2004 and 2003, respectively. Certain debt obligations are subject to repurchase prior to maturity or may be settled with shares of Sprint PCS common stock upon exchange.

Debt Covenants

     Certain of Cox’s debt instruments and credit agreements contain covenants which, among other provisions, contain certain restrictions on liens, mergers, the payment of dividends and the disposition of assets. The credit agreements contain financial covenants that require certain leverage ratios and interest coverage (as defined in the covenants) be maintained. Compliance with these ratios limits Cox’s ability to incur unlimited indebtedness. Cox was in compliance with all covenants for both its credit facilities and debt instruments for all periods presented.

9. Derivative Instruments and Hedging Activities

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Cox recorded a pre-tax loss on derivative instruments of $0.1 million for the year ended December 31, 2004, a pre-tax loss on derivative instruments of $22.6 million for the year ended December 31, 2003, and a pre-tax gain on derivative instruments of $1.1 billion for the year ended December 31, 2002. The following is a detail of Cox’s (loss) gain on derivative instruments for the years ended December 31, 2004, 2003 and 2002 followed by a summary of Cox’s derivative instruments.

	Year Ended December 31
	2004	2003	2002
	(Millions of Dollars)
Equity collar arrangements	$—	$—	$268.8
Zero-coupon debt	—	(18.7)	359.3
Exchangeable subordinated debentures	—	0.5	583.1
Stock purchase warrants	(0.1)	(4.4)	(85.6)

Total derivative (loss) gain	$(0.1)	$(22.6)	$1,125.6

Interest Rate Swap Agreements

     Cox utilizes interest rate swap agreements designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $16.4 million and $61.2 million at December 31, 2004 and 2003, respectively.

Equity Collar Arrangements

     Cox had a series of costless equity collar arrangements to manage its exposure to market price fluctuations of approximately 15.8 million shares of its Sprint PCS common stock. Cox also had costless

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Zero-Coupon Debt

     As discussed in Note 8. “Debt,” Cox terminated its series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. Prior to the termination, these contracts met the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments were comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative, which derived its value, in part, based on the trading price of Sprint PCS common stock. Cox did not designate these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives were recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of Operations.

Exchangeable Subordinated Debentures

     Cox had three series of exchangeable subordinated debentures outstanding, referred to as PRIZES, Premium PHONES and Discount Debentures, as further described in Note 8. “Debt.” In June 2004, Cox redeemed all of its remaining PRIZES and Premium PHONES; therefore, all remaining exchangeable subordinated debentures outstanding at December 31, 2004 were comprised of Discount Debentures. The exchangeable subordinated debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives its value, in part, based on the trading price of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads. Cox has not designated these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $0 at December 31, 2004 and 2003. As a result of Cox’s purchase of PRIZES, Premium PHONES and Discount Debentures pursuant to its tender offers described in Note 8. “Debt,” $62.3 million aggregate principal amount at maturity of Discount Debentures remain outstanding at December 31, 2004.

Stock Purchase Warrants

     Cox holds warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by the delivery of net shares such that Cox pays no cash upon exercise are deemed freestanding derivative instruments, as prescribed by SFAS No. 133. Cox has not designated net share warrants as hedging instruments; accordingly, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $0.9 million and $1.3 million at December 31, 2004 and 2003, respectively, and have been classified as a component of investments in the Consolidated Balance Sheets.

10. Fair Value of Financial Instruments

     Cox has estimated the fair value of its financial instruments as of December 31, 2004 and 2003 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

     The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox’s investments stated at fair value is estimated and recorded based on quoted market prices as discussed in Note 6. “Investments.” Except as discussed in Note 6. “Investments”, the fair value of Cox’s equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities. Additional information pertinent to the value of those investments is discussed in Note 6. “Investments.”

     The fair value of interest rate swaps used for hedging purposes was approximately $16.4 million and $61.2 million at December 31, 2004 and 2003, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.

     The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at December 31, 2004 and 2003 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value and fair value of the fixed-rate instruments at December 31, 2004 and 2003 is as follows:

	December 31
	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(Millions of Dollars)
Fixed-rate notes and debentures	$8,765.8	$9,098.3	$6,683.4	$7,323.0
Exchangeable subordinated debentures	19.5	31.4	26.1	35.6

11. Financial Instruments with Characteristics of both Liabilities and Equity

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

     On September 17, 2004, Cox purchased the 25% minority interest in the limited-life partnership for total cash consideration of approximately $153.0 million. This acquisition was accounted for as a purchase business combination, consistent with the provisions of SFAS No. 141. After giving effect to the minority interest’s share of the partnership net assets at historical cost, Cox recorded $12.6 million of customer relationship intangibles in conjunction with the purchase.

12. Retirement Plans

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Prior to 2003, CEI provided certain health care and life insurance benefits (under the heading Other Benefits in the table below) to substantially all retirees of Cox. Post-retirement expense allocated to Cox by CEI was $3.9 million for the year ended December 31, 2002. The funded status of the post-retirement plan covering the employees of Cox was not determinable. In January 2003, Cox adopted its own post-retirement medical plan to provide benefits to substantially all retirees of Cox. Previously, Cox had participated in the postretirement medical plan sponsored by CEI, and in January 2003 the CEI plan was split and Cox assumed its share of the plan obligations. In conjunction with this transaction, Cox received a payment of $15.1 million from CEI representing previous payments from Cox to CEI associated with Cox’s participation in the CEI plan. Upon assumption of the plan, Cox recorded a postretirement benefit liability of $37.7 million, and a net-of-tax reduction in equity to the extent this amount exceeded the cash received from CEI. Cox’s policy is to fund benefits to the extent contributions are tax deductible. In general, retiree health benefits are paid as covered expenses are incurred.

Cox uses a measurement date of December 31 for its pension and postretirement benefit plans.

Obligations and Funded Status

	Year Ended December 31
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
		(Thousands of Dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$293,392	$216,243	$46,568	$—
Plan initiation	—	—	—	37,685
Service cost	31,797	25,540	5,484	4,301
Interest cost	20,823	17,348	3,381	2,794
Actuarial loss	33,175	37,316	6,455	2,555
Benefits paid	(3,742)	(3,055)	(1,326)	(767)
Plan participants’ contributions	—	—	42	—

Benefit obligation at end of the year	375,445	293,392	60,604	46,568

Change in Plan Assets
Fair value of plan assets at beginning of year	274,705	176,571	14,087	—
Actual return on plan assets	31,947	45,274	1,943	1,279
Employer contributions	10,000	55,915	3,725	13,575
Benefits paid	(3,742)	(3,055)	(1,326)	(767)
Plan participants’ contributions	—	—	42	—

Fair value of plan assets at end of year	312,910	274,705	18,471	14,087

Funded status of plan	(62,535)	(18,687)	(42,133)	(32,481)
Unrecognized actuarial losses	46,555	58,386	6,560	5,258
Unrecognized prior service cost	822	1,590	—	—

Prepaid (accrued) benefit cost	$(15,158)	$41,289	$(35,573)	$(27,223)

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
		(Thousands of Dollars)
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$—	$41,289	$—	$—
Accrued benefit cost	(15,158)	—	(35,573)	(27,223)

Net amount recognized	$(15,158)	$41,289	$(35,573)	$(27,223)

     As part of the going-private transaction and the related push-down basis accounting pursuant to the purchase method of accounting for business combinations, as further described in Note. 4, “Going-private transaction”, the retirement plans’ obligations were stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction. Accordingly, the table above reflects adjustments of $33.0 million and $4.3 million to Pension Benefits and Other Benefits, respectively. The adjustments were made to the plans’ unrecognized actuarial losses and unrecognized prior service costs.

     The accumulated benefit obligation for the pension plans was $290.8 million and $229.4 million at December 31, 2004 and 2003, respectively. There were no pension plans with an accumulated benefit obligation in excess of plan assets.

     Components of Net Periodic Benefit Cost

	Year Ended December 31
	2004		2003		2002
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
			(Thousands of Dollars)
Service cost	$31,797	$5,484	$25,540	$4,301	$20,073	$	N/A
Interest cost	20,823	3,381	17,348	2,794	13,739		N/A
Expected return on plan assets	(24,758)	(1,493)	(19,418)	—	(16,287)		N/A
Prior service cost amortization	215	—	215	—	215		N/A
Actuarial (gain) loss amortization	3,862	198	1,567	(89)	—		N/A
Transition amount amortization	—	—	—	—	(153)		N/A

Net periodic benefit cost	$31,939	$7,570	$25,252	$7,006	$17,587	$	N/A

N/A denotes not applicable, as benefits were provided by CEI prior to 2003.

     Weighted-Average Assumptions

     The following table sets forth the weighted-average assumptions used to determine benefit obligations:

	At December 31
	2004		2003
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Discount rate	6.00%	5.75%	6.25%	6.25%
Rate of compensation increase	4.25%	N/A	4.00%	4.00%

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31
	2004		2003		2002
	Pension	Other	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Discount rate	6.25%	6.25%	6.75%	6.75%	7.25%	N/A
Rate of compensation increase	4.00%	N/A	4.50%	N/A	5.00%	N/A
Expected long-term return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	N/A

     The 9.0% expected long-term return on plan assets (ROA) assumption was developed with the use of an efficient frontier model (a model utilized to determine the most efficient mix of assets), using risk (defined as standard deviation), return and correlation expectations. The return expectations are created using long-term historical return premiums with adjustments based on levels and forecasts of inflation, interest rates and economic growth. The model’s return expectations do not include a premium for active investment management versus passive, indexed investments. Therefore, when an appropriate premium is added for active investment management and for asset rebalancing (as more fully described below), a range of ROA expectations is produced, the bottom of which contains the 9.0% assumption. This 9.0% expectation is consistent with the historical long-term rates of return achieved on plan assets.

     The weighted-average annual assumed rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) for retirees is 10.0% in 2005, gradually decreasing to 5.0% by the year 2010, and remaining level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percent change in the assumed health care cost trend rate would have the following effects as of December 31, 2004:

	1% Increase	1% Decrease
	(Thousands of Dollars)
Effect on service and interest cost components	$14	$(12)
Effect on postretirement benefit obligations	271	(237)

Expected Benefits Payments

	Pension	Other
	Benefits	Benefits
	(Thousands of Dollars)
2005	$3,832	$1,539
2006	4,696	1,646
2007	5,740	1,912
2008	7,081	2,803
2009	8,849	3,662
2010-2014	79,352	30,979

Plan Assets

     The contributions made to the pension plans and other postretirement benefit plans are held in the CEI Master Trust. The following table sets forth the weighted-average asset allocations at December 31, 2004 and 2003, and long-term target allocations for 2005:

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Plan Assets		Target
	At December 31		Allocations
	2004	2003	2005
Equity Securities	62%	63%	62%
Debt Securities	36%	36%	36%
Other	2%	1%	2%

Total	100%	100%	100%

     The long-term strategy for setting target allocations is to develop a combination of assets which best serves the plan participants at the overall lowest cost to CEI. Utilizing the efficient frontier model described above, incorporating the same return, risk and correlation expectations, the resulting range of asset combinations is examined. The selection of the desired targeted mix is made by analyzing the range of asset combinations in conjunction with the plans’ benefit obligations and costs. Once long-term target ranges are established, they are maintained by rebalancing at the individual investment manager level (liquidating investments that have appreciated above their targets to buy investments that are below their targets). In an effort to minimize trading costs, rebalancing is generally performed only when there have been meaningful market movements and large cash inflows. Market timing is not an element of the investment policy or strategy, and derivative instruments are not deployed to gain exposure away from the long-term targets at the overall fund level. Investment risk is mitigated through prudent diversification of the investment mix, and additional return is provided through the actions of active investment managers. Active investment managers are allowed, on a limited basis, to invest in return-enhancing investments, such as emerging market debt and equity and lower rated corporate securities.

     The active investment managers are prohibited from investing in Cox securities. The plan assets are indirectly exposed to the performance of Cox through the investment in CEI private stock, whose returns are impacted by the financial performance of Cox, as well as the performance of the other diversified CEI entities. The plan assets include CEI stock in the amounts of $85.1 million (5.7% of total plan assets) and $85.3 million (6.4% of total plan assets) at December 31, 2004 and 2003, respectively.

Contributions

Cox accelerated its total 2003 plan year contributions for the funded pension plans into 2003. In December 2004, Cox contributed $10.0 million of its overall 2004 minimum required contribution; the remaining $28.8 million will be contributed during 2005. Cox expects to contribute $6.0 million to its other postretirement benefit plans during 2005.

Other

     In December 2003, the Medicare Act was enacted. The Medicare Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Cox anticipates that benefits provided to some groups of plan participants will be actuarially equivalent to Medicare Part D and, therefore, entitle Cox to a federal subsidy.

     In May 2004, the FASB issued FSP 106-2. FSP 106-2 provides definitive guidance on the recognition of the effects of the Medicare Act and related disclosure requirements for the employers that sponsor prescription drug benefit plans for retirees. In the quarter beginning July 1, 2004, Cox adopted FSP 106-2 retroactively to January 1, 2004. The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) as of January 1, 2004 by $0.1 million and the net periodic cost for 2004 by a nominal amount, as compared to the amount calculated without considering the effects of the subsidy.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Substantially all of Cox’s employees are eligible to participate in the Savings and Investment plan. Under the terms of the plan, Cox matches 50% of employee contributions up to a maximum of 6% of the employee’s base salary. Cox’s expense under the plan was $18.3 million, $17.3 million and $16.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Cox provides eligible employees the opportunity to defer a percentage of annual compensation under the Cox Communications, Inc. Savings Plus Restoration Plan. Cox matches each dollar of compensation deferred by the employee by 50%, up to 6%, the maximum being $6,000, reduced by the amount matched by Cox under its 401(k) plan. The amounts due each participant represent the deferred compensation and Cox’s matching deferral, plus an annual rate of return on such amounts determined by Cox which in no event shall be less than an annual rate of 5%. Amounts payable under this plan represent unsecured general obligations of Cox. Prior to July 1, 2004, the Savings Plus Restoration Plan was administered by CEI. During 2004, Cox recorded $1.2 million of expense related to the plan.

13. Stock Compensation Plans

     At December 31, 2004, Cox had one stock-based compensation plan for employees, a LTIP. Cox does not expect to issue additional awards under the LTIP. During 2004, Cox also had an ESPP that ended on June 30, 2004.

     Long-Term Incentive Plan

     Under the LTIP, executive officers and selected key employees received awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. The LTIP is administered by the Compensation Committee of the Board of Directors or its designee.

     Options granted were “Incentive Stock Options” or “Nonqualified Stock Options.” The exercise prices of the options were determined by the Compensation Committee when the options were granted, subject to a minimum price of the fair market value of the former public stock on the date of grant. Options vest over a period of three to five years from the date of grant and expire 10 years from the date of grant.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made in 2004, 2003 and 2002: weighted average expected volatilities at each grant date averaging 22.9%, 30.3% and 27.6%, respectively, no payment of dividends, expected life of six years and weighted average risk-free interest rates calculated at each grant date and averaging 3.2%, 3.2% and 5.0%, respectively.

     A summary of the status of Cox’s stock options granted under the LTIP as of December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	14,994,603	34.26	10,860,838	$36.09	7,541,036	$33.66
Granted	4,589,898	31.29	5,177,530	30.18	4,043,053	41.23
Exercised	(2,865,840)	16.38	(268,455)	12.44	(157,520)	17.71
Canceled	(728,722)	37.64	(775,310)	40.29	(565,731)	45.51

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at end of year	15,989,939	$36.46	14,994,603	34.26	10,860,838	36.09

Options exercisable at year-end	2,341,343	47.33	3,881,550	$24.72	3,310,409	$17.35

Weighted-average grant date fair value of options granted during the year	$9.33		$10.81		$15.61

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$25.19 – $31.27	9,114,452	8.7	$30.68	0	0.0	$0.00
32.13 – 39.66	345,380	6.9	35.18	133,656	4.6	37.38
40.06 – 43.45	3,425,799	7.0	41.56	101,539	5.6	41.57
45.31 – 51.44	3,104,308	5.6	47.93	2,106,148	5.6	48.24

	15,989,939	7.7	36.46	2,341,343	5.5	47.33

Employee Stock Purchase Plan

     In July 2002, Cox began administering its fourth ESPP (the 2002 ESPP), under which Cox is authorized to issue purchase rights totaling 3,000,000 shares of former public stock. The 2002 ESPP had four alternate entry dates: July 1, 2002, January 1, 2003, July 1, 2003, and January 1, 2004. Employees were eligible to participate in the 2002 ESPP as of the first entry date on which they were employed and were regularly scheduled to work at least 20 hours per week and were employed as of the grant date corresponding to one of the entry dates. Under the terms of the 2002 ESPP, the purchase price for each entry date was the lower of 85% of the fair market value of the former public stock on the grant date (the initial purchase price) or 90% of the fair market value of the former public stock on June 30, 2004 ($25.86), the end of the 2002 ESPP. The initial purchase price was set at $29.80, $24.19, $27.89, and $28.24 for the first, second, third and fourth entry date, respectively. Purchase rights totaling 647,155 shares, 33,695 shares, 17,959 shares, and 9,054 shares were issued in 2002, 2003 and 2004 for the first, second, third, and fourth entry dates, respectively. Employees were allowed to purchase the shares via payroll deductions through June 30, 2004, at which time 482,025 shares were issued to the remaining 2002 ESPP participants. During 2002, 2003 and 2004, 263 shares, 5,183 shares and 7,838 shares, respectively, were issued under the 2002 ESPP due to cancellation of employees’ participation or termination of employment. The weighted average fair value of each purchase right granted in 2002, 2003 and 2004 was $7.44, $8.26, $7.92, and $7.28 for the first, second, third, and fourth entry dates, respectively. The fair value of the employees’ purchase rights granted in 2002, 2003 and 2004 was determined using the Black-Scholes model with the following assumptions for the first, second, third and fourth entry dates: expected volatility of 28.76%, 30.95%, 29.77%, and 25.38%, respectively, no payment of dividends, expected life of 2.04 years, 1.54 years, 1.05 years, and .55 years, respectively, and risk-free interest rate of 2.83%, 1.60%, .72%, and 1.13%, respectively.

14. Shareholders’ Equity

     Cox is authorized to issue 10,000,000 shares of preferred stock, 671,000,000 shares of Class A common stock and 62,000,000 shares of Class C common stock.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Preferred Stock

     In June 2004, all 4,836,372 issued and outstanding shares of Cox’s Series A convertible preferred stock were converted into 11,212,121 shares of Cox’s Class A common stock, in accordance with the terms of the Series A convertible preferred stock. Cox issued the Series A convertible preferred stock in October 1998 in conjunction with its acquisition of a cable system located in Las Vegas, Nevada. In accordance with SFAS No. 141, Cox recorded additional franchise value of $365.6 million, which includes the related deferred tax effects, representing the appreciation realized upon conversion of the Series A convertible preferred stock as contingent purchase price related to the acquisition. Upon conversion, all of the issued and outstanding shares of Series A convertible preferred stock were retired. Prior to June 2004, the holders of Series A convertible preferred stock were entitled to one vote per share on all matters upon which holders of Class A common stock were entitled to vote and pay dividends to the extent declared by Cox’s Board of Directors.

Common Stock

     As a part of the going-private transaction, all shares of Cox’s former public stock and Class C common stock, par value $1.00 per share were cancelled. Also as a part of the going-private transaction, Cox issued 556,170,238 shares of Class A common stock, $0.01 par value per share, and 27,597,792 shares of Class C common stock, $0.01 par value per share. Cox’s Class A common stock and Class C common stock are identical except with respect to certain voting, transfer and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class C common stock are entitled to ten votes per share. The Class C common stock is subject to significant transfer restrictions and is convertible on a share for share basis into Class A common stock at the option of the holder.

     On August 16, 2002, Cox issued approximately 18.7 million shares of Cox’s former public stock to holders of its Income PRIDES and Growth PRIDES in settlement of such holders’ underlying obligation to purchase Cox’s former public stock.

     In April 2000, Cox approved a stock repurchase program whereby Cox was authorized to purchase up to $500.0 million of its outstanding Class A common stock on the open market or through private transactions. During 2004, 2003 and 2002, Cox did not repurchase any shares of its Class A common stock under the stock repurchase program. As a result of the going-private transaction, no further shares will be repurchased under the stock repurchase program.

Other

     At December 31, 2004, CEI owned 100% of the outstanding shares of Cox common stock. At December 31, 2003, CEI owned approximately 63.4% of the outstanding shares of Cox common stock and held 73.9% of the voting power of Cox.

15. Transactions with Affiliated Companies

     Cox receives certain services from, and has entered into certain transactions with, CEI. Costs of the services that are allocated to Cox are based on actual direct costs incurred or on CEI’s estimate of expenses relative to the services provided to other subsidiaries of CEI. Cox believes that these allocations were made on a reasonable basis, and that receiving these services from CEI creates cost efficiencies; however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The services and transactions described below have been reviewed by Cox’s Audit Committee (or, in the case of the going-private transaction, a special committee comprised of the members of the Audit Committee), which has determined that such services and transactions are or were fair and in the best interests of Cox.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. Prior to May 2, 2003, outstanding amounts due from CEI bore interest equal to CEI’s current commercial paper borrowing rate and outstanding amounts due to CEI bore interest at 50 basis points above CEI’s current commercial borrowing rate as payment for the services provided. From and after May 2, 2003, both outstanding amounts due from and to CEI bear interest equal to CEI’s current commercial paper borrowing rate as payment for the services provided. Amounts due to CEI from Cox were approximately $5.6 million and $4.0 million at December 31, 2004 and 2003, respectively; and, and the associated interest rate was 2.4% and 1.3% at December 31, 2004 and 2003, respectively. Included in amounts due from CEI are the following transactions:

(Thousands of Dollars)
Intercompany due from CEI, December 31, 2001	$13,245

Cash transferred to CEI	92,061
Net operating expense allocations and reimbursements	(84,197)

Intercompany due from CEI, December 31, 2002	21,109

Cash transferred to CEI	221,117
Net operating expense allocations and reimbursements	(246,206)

Intercompany due to CEI, December 31, 2003	(3,980)

Cash transferred to CEI	288,821
Net operating expense allocations and reimbursements	(290,414)

Intercompany due to CEI, December 31, 2004	$(5,573)

•	Cox receives certain management services from CEI including legal, corporate secretarial, tax, internal audit, risk management, employee benefit (including pension plan) administration, fleet and other support services. Cox was allocated expenses for the year ended December 31, 2004, 2003 and 2002 of approximately $7.4 million, $6.0 million and $6.2 million, respectively, related to these services.

•	In connection with these management services, Cox reimburses CEI for payments made to third-party vendors for certain goods and services provided to Cox under arrangements made by CEI on behalf of CEI and its affiliates, including Cox. Cox believes such arrangements result in Cox receiving such goods and services at more attractive pricing than Cox would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through the CEI insurance program, which provides coverage for all of its affiliates, including Cox. Rather than self-insuring these risks, CEI purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of CEI, including James C. Kennedy, Chairman of Cox’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and reinsurer on various insurance policies purchased by CEI, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox’s loss experience, consistent with insurance industry practice. Cox’s portion of these insurance costs was approximately $32.0 million, $32.0 million and $27.2 million for 2004, 2003 and 2002, respectively.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Cox’s employees participate in certain CEI employee benefit plans, and Cox made payments to CEI in 2004, 2003 and 2002 for the costs incurred by reason of such participation, including self-insured employee medical insurance costs of approximately $110.4 million, $86.7 million and $77.5 million, respectively; postemployment benefits of $10.2 million, $8.4 million and $7.3 million, respectively; and executive pension plan payments of approximately $6.4 million in 2004 and 2003 and $2.8 million in 2002. In January 2003, Cox adopted its own post-retirement medical plan to provide benefits to substantially all eligible Cox retirees. Prior to January 2003, all eligible retirees of Cox participated in the CEI post-retirement medical plan. Cox made payments to CEI in 2002 of approximately $3.9 million for the costs incurred by reason of such participation.

•	Cox and CEI share resources relating to aircraft owned by each company. Depending on need, each occasionally uses aircraft owned by the other, paying a cost-based hourly rate. CEI also operates and maintains two airplanes owned by Cox. Cox pays CEI on a quarterly basis for fixed and variable operations and maintenance costs relating to these two airplanes. Cox paid approximately $1.2 million during 2004 and 2003 and $0.7 million during 2002 for use of CEI’s aircraft and maintenance of Cox’s aircraft by CEI, net of aircraft costs paid by CEI to Cox for use of Cox’s aircraft.

•	Cox pays rent and certain other occupancy costs to CEI for its corporate headquarters building. CEI holds the long-term lease of the Cox headquarters building and prior to 2002, Cox and CEI and its other affiliates shared occupancy of the headquarters building. During 2002, CEI and its other affiliates moved to a new facility and Cox purchased from CEI business equipment located in the headquarters building at its depreciated net book value of approximately $7.2 million, which is believed to approximate fair value. Cox is now the sole occupant of its headquarters building. Rent was $9.9 and $11.2 million for the years ended December 31, 2004 and 2003, respectively. Prior to 2003, related rent and occupancy expense was allocated based on occupied space, and for the year ended December 31, 2002, was approximately $7.4 million.

•	From 1997 through 2002, Cox entered into a series of local joint ventures with Cox Interactive Media, Inc., an indirect wholly owned subsidiary of CEI, to develop, operate and promote advertising supported local Internet content, or “City Sites”, in the markets where Cox operates cable television systems featuring high-speed Internet access. Cox contributed approximately $41.1 million in the aggregate to the joint ventures for the period from inception through May 31, 2002 to fund its share of operating costs. During 2002, Cox and Cox Interactive Media agreed to terminate the relationship and entered into a transition services agreement under which Cox paid Cox Interactive Media approximately $7.0 million to continue to operate Cox’s city sites during a transition period. The joint venture entities were dissolved as of December 31, 2002, and pursuant to a separate agreement dated December 31, 2002, Cox purchased certain assets used in the operation of the City Sites for insignificant cash consideration. Cox will use those assets to develop the City Sites as part of Cox High Speed Internet service. Cox Interactive Media agreed to reimburse Cox approximately $0.2 million for certain expenses incurred in connection with obtaining certain software licenses related to the City Sites.

•	In connection with CEI’s sale of shares of Cox Class A common stock to two private investors in 2001, Cox entered into agreements providing the two private investors with certain demand and piggyback registration rights. CEI had agreed to pay all fees and expenses associated with Cox’s performance under these registration rights agreements. These registration rights agreements have terminated in accordance with their terms.

     Cox pays fees to certain entities in which it has an ownership interest in exchange for cable programming. Programming fees paid to such affiliates for the years ended December 31, 2004, 2003 and 2002 were approximately $92.9 million, $86.2 million and $78.8 million, respectively, the majority of which were paid to Discovery Communications, Inc.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     CEI and two of its wholly-owned subsidiaries entered into an Agreement and Plan of Merger with Cox in October 2004. Pursuant to this merger agreement, Cox and one of the CEI subsidiaries commenced a joint tender offer to purchase the shares of Cox Class A common stock not beneficially owned by CEI, and in December 2004, the CEI subsidiary acquired approximately 190.5 million shares of Class A common stock in accordance with the terms of the tender offer. Following that purchase, Cox was merged with a CEI subsidiary, with Cox as the surviving corporation. Accordingly, at December 31, 2004, Cox was a wholly-owned subsidiary of CEI.

16. Other Comprehensive Loss

     The following represents the components of other comprehensive loss and related tax effects for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31
	2004	2003	2002
	(Thousands of Dollars)
Unrealized gains (losses), net of taxes of $(498), $(19,301) and $611,326 in 2004, 2003 and 2002, respectively	$796	$30,831	$(976,533)
Recognition of previously unrealized (gains) losses on available- for-sale securities, net of taxes of $10,197, $59,314 and $(364,880) in 2004, 2003 and 2002, respectively	(16,289)	(94,748)	582,863

Total other comprehensive loss	$(15,493)	$(63,917)	$(393,670)

     Components of accumulated other comprehensive income consisted of net unrealized gain on securities of $0.1 million ($0.1 million, net of tax) and $25.3 million ($15.5 million, net of tax) at December 31, 2004 and 2003, respectively.

17. Supplemental Financial Statement Information

Supplemental Consolidated Balance Sheet Information

	December 31
	2004	2003
	(Thousands of Dollars)
Plant and equipment
Land	$114,529	$107,677
Buildings and building improvements	647,197	590,658
Transmission and distribution plant	11,899,827	11,032,896
Other equipment	1,009,771	919,055
Capital leases	455,209	423,565
Construction in progress	154,180	159,575

Plant and equipment, at cost	14,280,713	13,233,426
Less accumulated depreciation	(6,338,014)	(5,325,865)

Net plant and equipment	$7,942,699	$7,907,561

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31
	2004	2003
	(Thousands of Dollars)
Other current assets
Inventory	$68,221	$49,137
Prepaid assets	31,974	37,600
Deferred income tax asset	33,988	34,393
Other	2,203	9,976

Total other current assets	$136,386	$131,106

Other current liabilities
Deposits and advances	103,800	92,008
Income tax payable	121,269	215,926
Other	114,673	142,619

Total other current liabilities	$339,742	$450,553

Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year Ended December 31
	2004	2003	2002
	(Thousands of Dollars)
Significant non-cash transactions
Settlement of FELINE PRIDES	$—	$—	$649,999
Conversion of Series A preferred stock to Class A common stock	365,635	—	—

Additional cash flow information
Cash paid for interest	$379,090	$374,030	$409,396
Cash received for income taxes	19,663	69,875	201,011

18. Commitments and Contingencies

     Cox leases land, office facilities and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $21.4 million, $21.9 million and $21.8 million in 2004, 2003 and 2002, respectively. Future minimum lease payments for each of the five years subsequent to December 31, 2004 are $19.1 million, $15.2 million, $11.0 million, $6.9 million and $3.6 million, respectively, and $11.2 million thereafter for all noncancellable operating leases.

     At December 31, 2004, Cox had outstanding purchase commitments totaling approximately $133.8 million for additions to plant and equipment and $997.4 million to rebuild certain existing cable systems. In addition, Cox had unused letters of credit outstanding totaling $5.1 million at December 31, 2004.

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

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.

     Cox’s subsidiary Cox Communications Louisiana L.L.C. (Cox Louisiana) was a defendant in a putative subscriber class action suit in Louisiana state court filed on November 5, 1997. The suit challenged the propriety of late fees charged by Cox Louisiana in the greater New Orleans area to customers who fail to pay for services in a timely manner. The suit sought injunctive relief and damages under certain claimed state law causes of action. On March 29, 2004, the parties entered into a settlement agreement. This settlement was approved by the court and became final in August 2004. The settlement has now been fully implemented and all class consideration disbursed. The settlement did not have a material impact on Cox’s operations or liquidity.

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

     Cox @Home, Inc., a wholly-owned subsidiary of Cox, is a stockholder of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. On September 24, 2002, a committee of bondholders of Excite@Home sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleged the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. On September 30, 2003, the Delaware District Court ordered the action transferred to the United States District Court for the Southern District of New York. On December 22, 2003, Cox and Cox@Home filed a motion to dismiss, or, in the alternative, for judgment on the pleadings, with respect to the Section 16(b) claim. On August 12, 2004, the court granted Cox’s and Cox @Home’s motion and dismissed the Section 16(b) claim. Cox and Cox @Home, among others, subsequently entered into an agreement with Excite@Home tolling the statute of limitations on the remaining claim for purported breach of fiduciary duty, and on December 3, 2004, the court dismissed that claim without prejudice. On January 4, 2005, plaintiff noticed its appeal of the dismissal of the Section 16(b) claim to the United States Court of the Appeals for the Second Circuit. Cox and Cox @Home intend to defend this action vigorously. The outcome cannot be predicted at this time.

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

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case subsequently was consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. On March 10, 2005, the Court issued an order certifying a class of all persons and entities who purchased the publicly traded common stock of Excite@Home during the period March 28, 2000 through September 28, 2001, and directing that notice of the certification be given to the class. The class excludes the defendants in the action and certain of their related persons. The complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting “puffery,” dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. On February 17, 2004, the Court granted plaintiffs leave to file a motion to amend the complaint to add an additional claim for relief against all defendants under Section 14(a) of the Securities Exchange Act in connection with an allegedly false or misleading proxy statement issued by Excite@Home. On February 24, 2004, the Court granted Cox’s and Mr. Woodrow’s motion for reconsideration and dismissed plaintiffs’ allegations that Cox and Mr. Woodrow were “control persons” with respect to primary violations of Rule 10b-5 alleged to have occurred after August 28, 2000. On April 5, 2004, Cox and certain other defendants jointly filed a motion to dismiss the Section 14(a) cause of action that was added in plaintiffs’ amended complaint. On August 9, 2004, the District Court granted defendants’ motion, and dismissed the Section 14(a) cause of action. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.

     On June 14, 2004, Acacia Media Technologies Corporation filed a lawsuit against Cox and Hospitality Network, Inc., (a wholly-owned subsidiary of Cox) among others, in the United States District Court for the Northern District of California asserting claims for patent infringement. The complaint seeks preliminary and permanent injunctive relief and damages in an unspecified amount. On July 7, 2004, Acacia Media filed an amended complaint to its lawsuit to add CoxCom as a defendant. Cox and CoxCom timely filed their answer to the amended complaint on October 21, 2004. On November 11, 2004, Acacia Media filed a motion before the Multi-District Litigation Panel to transfer related patent actions under 28 U.S.C. § 1407. That motion sought to transfer several related cases brought by Acacia in other jurisdictions to a

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

single court. All of the defendants opposed that motion. A hearing on the motion was held on January 27, 2005. On February 24, 2005, the Multi-District Litigation Panel transferred all of the Acacia litigation to Judge Ware in the Northern District of California. CoxCom and Hospitality Network intend to defend the action vigorously. The outcome cannot be predicted at this time.

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

     The remaining three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, styled Brody v. Cox Communications, Inc., et al., 2004CV89198, Golombuski v. Cox Communications, Inc., et al., 2004CV89216, and Durgin v. Cox Communications, Inc., et al., 2004CV89301. The Georgia actions were purportedly brought on behalf of the public holders of shares of Cox Class A common stock against Cox, CEI and the Cox Board, although four counts of the Golombuski complaint were brought derivatively on behalf of Cox against the Cox Board and CEI. With the exception of the Durgin action, which did not assert claims against CEI, the Georgia actions each allege that CEI and the Cox Board breached their fiduciary duties in connection with the proposed transaction, which plaintiffs allege proposed a purchase price which was below the fair value of the Cox shares. On August 18, 2004, plaintiffs in the Georgia actions moved for entry of a case management order to consolidate the Georgia Actions under the caption In re Cox Communication, Inc. Shareholder Litigation, C.A. No. 2004-CV-89198.

     On October 19, 2004, CEI and Cox publicly announced that they had entered into a Merger Agreement pursuant to which the shares of Cox Class A common stock not beneficially owned by CEI would be proposed to be acquired for $34.75 per share by means of a tender offer and follow-on merger. On October 18, 2004, prior to the announcement of the Merger Agreement, the parties to the Delaware action agreed upon and executed a memorandum of understanding. Pursuant to the Delaware memorandum of understanding, the parties to the Delaware action agreed, subject to the conditions set forth therein, to enter into a stipulation of settlement, to cooperate in public disclosures related to the Merger Agreement, and to use their best efforts to gain approval of the proposed settlement terms by the Delaware court.

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

     Pursuant to the Delaware memorandum of understanding and the Georgia memorandum of understanding, defendants provided plaintiffs’ counsel in the Delaware action and the Georgia actions with confirmatory discovery relating to the Merger Agreement, including additional document production and

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depositions, and that the parties agreed to suspend all other proceedings in the actions except any settlement related proceedings in Delaware and Georgia.

     On November 18, 2004, the court entered a scheduling order in the Delaware action. The scheduling order preliminarily certified the Delaware action as a class action on behalf of a class consisting of all record and beneficial holders of Cox shares (other than CEI and its subsidiaries), from and including August 2, 2004 through and including the date of the consummation of the merger, and certain persons related to the class members. The defendants in the Delaware action are excluded from the class. The scheduling order also initially set a settlement hearing for January 26, 2005 to consider, among other things, whether (i) the Settlement embodied in the Stipulation is fair to the class, (ii) the Delaware action should be dismissed with prejudice, and the claims that were settled in the Stipulation of Settlement released, (iii) the class should be finally certified, and (iv) the attorneys’ fees sought by plaintiffs’ counsel in the Delaware action should be awarded.

     On January 13, 2005, an individual shareholder and several mutual funds who purportedly were members of the plaintiff class filed a joint objection to the requested attorneys’ fees sought by plaintiffs’ counsel, but did not object to the proposed settlement itself. The court subsequently determined to postpone consideration of the objection to the request for attorneys’ fees, and, at the January 26, 2005 settlement hearing, the court continued consideration of the settlement to March 16, 2005, at which time the request for attorneys’ fees also was to be considered. However, on February 23, 2005, at the request of the plaintiffs, among others, the court again continued consideration of the request for attorneys’ fees (but not the settlement itself) until May 9, 2005.

     If the Settlement ultimately is not approved by the Delaware court, the Delaware action and the Georgia actions could proceed and the plaintiffs in those actions could seek the relief sought in their respective complaints. Accordingly, there can be no assurance that the Settlement, or the dismissal of the Delaware action and the Georgia actions, will be completed on the terms described above. If the Settlement is not approved or if the Delaware action or any of the Georgia actions are not dismissed, the Company intends to continue to defend these actions vigorously. The outcome of this matter cannot be predicted at this time.

     Cox and its subsidiaries are parties to various other legal proceedings that are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox’s consolidated financial position, results of operations or cash flows.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2004
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
		(Millions of Dollars)
Revenues	$1,540.4	$1,595.2	$1,618.1	$1,671.3

Cost of services (excluding depreciation and amortization)	635.8	644.6	667.0	662.4
Selling, general and administrative (excluding depreciation and amortization	337.3	334.6	366.4	389.1
Depreciation and amortization	392.1	397.1	400.9	437.0
Impairment on intangible assets	—	—	—	2,415.9
Loss on sale of cable system	—	5.0	—	—

Operating income (loss)	175.2	213.9	183.8	(2,233.1)

Net income (loss) before cumulative effect of change in accounting principle	57.7	62.7	42.0	(1,327.5)

Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,210.2)

Net (loss) income	$57.7	$62.7	$42.0	$(2,537.7)

	2003
	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter
	(Millions of Dollars)
Revenues	$1,366.3	$1,423.9	$1,460.2		$1,508.5

Cost of services (excluding depreciation and amortization)	579.8	590.1	617.0		604.4
Selling, general and administrative (excluding depreciation and amortization)	307.1	301.7	299.7		342.2
Depreciation and amortization	359.3	364.3	382.1		399.8
Impairment on intangible assets	25.0	—	—		—
Gain on sale of cable system	—	0.5	—		—

Operating income	95.1	168.3	161.4		162.1

Net (loss) income	$(29.2)	$117.7	$(215.1	) (a)	$(11.2)

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) Net loss for the third quarter of 2003 includes a $450.1 million pre-tax loss on extinguishment of debt primarily related to a $412.8 million pre-tax loss resulting from the purchase of $1.8 billion aggregate principal amount at maturity of the Discount Debentures pursuant to Cox’s offer to purchase any and all Discount Debentures.

20. Subsequent Events

     In October 2004, a verdict in the case of Gardner v. Cox Communications, Inc. and Cox Classic Cable, Inc. in the Probate Court of Galveston County, Texas, assessed damages against Cox in the amount of $16.4 million, plus pre-judgment interest and attorneys’ fees totaling approximately $5.6 million, which arose out of an acquisition by TCA Cable of three cable systems formerly owned by the plaintiffs. Cox is successor to TCA Cable as a result of Cox’s 1999 acquisition of TCA Cable. Cox’s motion for a new trial was granted and on February 4, 2005, a settlement was reached between the parties. A final judgment was entered in the case on February 23, 2005, pursuant to which Cox paid an undisclosed amount to the plaintiffs. Through December 31, 2004, Cox had incurred legal expenses of approximately $2.5 million in defending this action. The payment pursuant to the judgment and the legal expenses are recorded within Selling, general and administrative expenses in the accompanying consolidated statements of operations.

     On March 7, 2005, Cox announced it is exploring a sale of four cable operations serving approximately 900,000 subscribers. Systems under consideration for sale include West Texas; North Carolina; Humboldt County, California; and much of Middle America Cox (MAC).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Cox Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Cox Communications, Inc. (“Cox”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of Cox’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cox as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5 to the consolidated financial statements, effective in 2002, Cox changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142. As discussed in Note 5 to the consolidated financial statements, effective in 2004, Cox changed its method of valuing indefinite lived intangible assets other than goodwill to conform with Emerging Issues Task Force Task Force Topic No. D-108.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cox’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of Cox’s internal control over financial reporting and an unqualified opinion on the effectiveness of Cox’s internal control over financial reporting.

Atlanta, Georgia
March 16, 2005

Management Report on Internal Control Over Financial Reporting

Cox Communications, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Cox’s principal executive and principal financial officers and effected by Cox’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Cox;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Cox are being made only in accordance with authorizations of management and directors of Cox; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Cox’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Cox’s internal control over financial reporting is effective as of December 31, 2004.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of Cox’s consolidated financial statements, has issued an attestation report on management’s assessment of Cox’s internal control over financial reporting, which report is included herein.

/s/ James O. Robbins James O. Robbins President and Chief Executive Officer	/s/ Jimmy W. Hayes Jimmy W. Hayes Executive Vice President, Finance Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Cox Communications, Inc.

     We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Cox Communications, Inc. (the “Cox”) maintained effective internal control over financial reporting as of December 31, 2004, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Cox’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Cox’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Cox maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Cox maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of Cox and our report dated March 16, 2005 expresses an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to the adoption, effective in 2004, of Emerging Issues Task Force Topic No. D-108.

Atlanta, Georgia
March 16, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer of Cox (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Cox’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

     Changes in Internal Control.     There have been no significant changes in Cox’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out their evaluation, other than the migration to a new financial system that began as of January 1, 2005. The migration, which represents a culmination of more than a year of preparation, testing and training, is scheduled to take place in planned stages over the course 2005. Implementation of the new financial system necessarily involves changes to our procedures for control over financial reporting. Cox’s Chief Executive Officer and Chief Financial Officer believe that throughout this migration process, Cox has maintained internal financial controls sufficient to ensure appropriate internal control over financial reporting for the year ended December 31, 2004.

     Management’s Report on Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting and the attestation report of Cox’s independent auditors are included in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by this reference.

ITEM 9B. OTHER INFORMATION

     None.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information regarding the directors and executive officers of Cox, their principal occupations, employment history and directorships in certain companies is as reported by the respective director or executive officer. Directors and executive officers of Cox are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified.

Directors

     James C. Kennedy, 57, has served as Chairman of the Board of Directors of Cox since May 1994. Mr. Kennedy has served as Chairman of the Board of Directors and Chief Executive Officer of Cox Enterprises since January 1988, and prior to that time was Cox Enterprises’ President and Chief Operating Officer. Mr. Kennedy joined Cox Enterprises in 1972, and initially worked with Cox Enterprises’ Atlanta Newspapers. Mr. Kennedy is Chairman of the Board of Directors of Cox Radio, Inc., a majority-owned subsidiary of Cox Enterprises, and a director of Flagler Systems, Inc. Mr. Kennedy holds a B.A. from the University of Denver.

     G. Dennis Berry, 60, has served as a director of Cox since January 2003. Mr. Berry has served as President and Chief Operating Officer of Cox Enterprises since October 2000. Previously, he served as President and Chief Executive Officer of Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, from 1995 through October 2000. Prior to that, Mr. Berry was publisher of the Atlanta Journal-Constitution, where he held several positions spanning more than twenty years, including President, Vice President and General Manager, and Advertising Director. Mr. Berry also serves as a director of Cox Enterprises and Cox Radio, Inc., a majority-owned subsidiary of Cox Enterprises. Mr. Berry holds a B.A. in journalism from the University of Georgia.

     Janet M. Clarke, 52, has served as a director of Cox since March 1995. Ms. Clarke is president of Clarke Littlefield LLC. Previously, she served as Chief Marketing Officer of DealerTrack, Inc., where she was employed beginning September, 2002. Prior to that, she served as Executive Vice President of Young & Rubicam, Inc. and Chairman and Chief Executive Officer, KnowledgeBase Marketing, Inc., a subsidiary of Young & Rubicam, from 2000 to 2001. Previously, she served as the Managing Director – Global Database Marketing of Citibank. Prior to joining Citibank in 1997, Ms. Clarke was Senior Vice President of Information Technology Sector of R.R. Donnelley & Sons Company, which she joined in 1978. Ms. Clarke is a director of ExpressJet Holdings Inc., eFunds Corporation and Forbes.com Inc. She is also a Charter Trustee of Princeton University. Ms. Clarke earned a B.A. from Princeton University and completed the Advanced Management Program at the Harvard Business School.

     Robert C. O’Leary, 66, has served as a director of Cox since May 1999. Mr. O’Leary has served as Executive Vice President and Chief Financial Officer of Cox Enterprises since December 1999. He joined Cox in 1982 as Vice President of Finance and later that year was promoted to Senior Vice President of Finance. He was promoted to Senior Vice President of Finance and Administration of Cox in 1986, and to Senior Vice President of Operations, Western Group, in 1989. In August 1996, he transferred to Cox Enterprises, becoming its Senior Vice President and Chief Financial Officer. Prior to joining Cox, Mr. O’Leary was employed by the General Electric Company. Mr. O’Leary serves as a member of the Board of Directors of Cox Enterprises and the Georgia Chapter of the National Multiple Sclerosis Society, and as a trustee of the Woodruff Arts Center. Mr. O’Leary holds a B.A. and an M.B.A. from Boston College.

     James O. Robbins, 62, has served as a director of Cox since May 1994. Mr. Robbins has served as President of Cox since September 1985, and as President and Chief Executive Officer since May 1994. Mr. Robbins joined Cox in September 1983 and has served as Vice President, Cox Cable New York City and as Senior Vice President, Operations of Cox. Prior to joining Cox, he held management and executive positions with Viacom Communications, Inc. and Continental Cablevision. Mr. Robbins holds a B.A. from the University of Pennsylvania and an M.B.A. from the Harvard Business School. Mr. Robbins serves on the executive committee of C-SPAN, and as a trustee of STI Classic Funds and STI Classic Variable Trust.

     Rodney W. Schrock, 45, has served as a director of Cox since July 2000. Mr. Schrock is a general partner of D-Rock Financial Services, LLC. Previously, he served as President and Chief Executive Officer of Panasas, Inc. from February 2001 until December 2003. Prior to that, he was President and Chief Executive Officer of AltaVista Company from January 1999 until October 2000. Previously, he served as Senior Vice President and Group General Manager of Compaq Computer Corporation’s Consumer Products Group beginning in 1995, and in other management and executive positions with Compaq beginning in 1987. Mr. Schrock earned a B.S. degree in industrial management from Purdue University and an M.B.A. from Harvard University.

     Andrew J. Young, 72, has served as a director of Cox since March 1995. Mr. Young has served as Chairman of GoodWorks International L.L.C. since 1998, and was Co-Chairman from January 1997 until 1998. He was Vice Chairman of Law Companies Group, Inc., an engineering and environmental consulting company, from February 1993 to January 1997, and was Chairman of one if its subsidiaries, Law International, Inc., from 1989 to February 1993. From 1981 to 1989, Mr. Young was Mayor of Atlanta, Georgia, and prior to that he served as U.S. Ambassador to the United Nations under President Jimmy Carter and as a member of the U.S. House of Representatives. Mr. Young was Co-Chairman of the Atlanta Committee for the Olympic Games for the 1996 Summer Olympics. Mr. Young holds degrees from Howard University and Hartford Theological Seminary.

Executive Officers

     Christopher J. Bowick, 49, has served as Senior Vice President, Engineering and Chief Technical Officer since January 2001. Mr. Bowick joined Cox in April 1998 as Vice President, Technology Development, and was promoted to Senior Vice President, Technology Development in October 2000. Prior to joining Cox, Mr. Bowick served as Group Vice President and Chief Technology Officer of Jones Intercable starting September 1991. Before joining Jones Intercable, Mr. Bowick served in various engineering and technology capacities with Scientific Atlanta since January 1981, leaving the company as Vice President of Engineering for the Transmission Systems Business Division. Mr. Bowick is a past director of the Society of Cable Telecommunications Engineers. Mr. Bowick holds a B.E.E. from the Georgia Institute of Technology and an M.B.A. from the University of Colorado.

     Jill Campbell, 45, has served as Senior Vice President, Operations since April 2002. Prior to that, she served as Vice President, Operations beginning April 2001 and as Vice President and General Manager of Cox’s system in Las Vegas, Nevada from September 1998 to March 2001. Ms. Campbell joined Cox in 1982 as Director of Communications for Cox’s Oklahoma City, Oklahoma system, where she was promoted to acting General Manager in 1992. She served as Vice President and General Manager of Cox’s Bakersfield, California system from 1992 to 1996, and of Cox’s Bakersfield and Santa Barbara, California systems from 1996 to April 1997, and was Vice President of Customer Operations of Cox’s Phoenix, Arizona system from April 1997 to September 1998. Ms. Campbell holds a B.A. from the University of Nevada and an M.B.A. from Oklahoma City University.

     Dallas S. Clement, 39, has served as Senior Vice President, Strategy and Development since August 2000. Prior to that, he served as Vice President and Treasurer from January 1999 to July 2000. Mr. Clement joined Cox in 1990 as a Policy Analyst and was promoted to Manager of Investment Planning in January 1993, Director of Finance in August 1994, and Treasurer in December 1996. From April 1995 to December 1996, Mr. Clement served as Assistant Treasurer for Cox Enterprises and Cox. Prior to joining Cox, Mr. Clement held analyst positions with Merrill Lynch and the Program on Information Resources Policy. Mr. Clement is a member of the Board of Directors of Simtrol, Inc. Mr. Clement holds an A.B. from Harvard College and an M.S. from Stanford University.

     Susan W. Coker, 42, has served as Vice President and Treasurer since January 2004. Previously she served as Treasurer beginning January 2002, and prior to that, she served as Assistant Treasurer beginning December 1999. Ms. Coker joined Cox in 1995 as Director of Financial Planning for Broadband Services, and was promoted to Director of Financial Planning & Analysis in 1999. Ms. Coker holds a B.A. in economics from Vanderbilt University and an M.B.A. from Duke University.

     Mae A. Douglas, 53, has served as Senior Vice President and Chief People Officer since January 2002. Prior to that, she served as Vice President and Chief People Officer beginning May 2000, and as Regional Vice President of Advertising Sales for CableRep (now Cox Media, Inc.) from 1999 to 2000. Ms. Douglas joined Cox in 1995 as Manager of Employee Relations for CableRep, and was promoted to Director of Employee Relations in 1998. Ms. Douglas holds a B.A. from the University of North Carolina.

     John M. Dyer, 51, has served as Senior Vice President, Operations since September 1999 and was previously Senior Vice President, Mergers & Acquisitions and Chief Accounting Officer. Prior to that, he served as Vice President of Accounting and Financial Planning beginning April 1997. Mr. Dyer joined Cox

Enterprises in 1977 as an internal auditor and moved to the former Cox Cable Communications, Inc. in 1980 as a financial analyst, later serving as Manager of Capital Asset Planning, and Director of Operations before being recruited by Times Mirror Cable as a Regional Vice President of Operations, later serving as Vice President of Operations. Mr. Dyer rejoined Cox as Vice President of Financial Planning and Analysis when Cox acquired Times Mirror in 1995. Mr. Dyer holds a B.B.A. in accounting from West Georgia College, and an M.B.A. from Georgia State University.

     Patrick J. Esser, 48, has served as Executive Vice President and Chief Operating Officer since January 2004. Previously he served as Executive Vice President, Operations since February 2001. Prior to that, he served as Senior Vice President, Operations beginning January 2000, and as Vice President of Operations beginning May 1999. Previously, he served as Vice President, Advertising Sales from 1991 to 1999. Mr. Esser joined Cox in 1979 as Director of Programming for Cox’s Hampton Roads, Virginia cable system and in 1981 was part of a management team that launched Cox’s local advertising sales subsidiary, CableRep (now Cox Media, Inc.). A graduate of the University of Northern Iowa, Mr. Esser holds a B.A. and an M.A. in communications media.

     William J. Fitzsimmons, 52, has served as Vice President of Accounting and Financial Planning and Analysis, and Chief Accounting Officer, since April 2001. Prior to that, he served as Vice President of Financial Operations for Cox’s system in San Diego, California from 1995 to March 2001. Mr. Fitzsimmons joined Cox in 1993 as Director of Finance for Cox’s Pensacola, Florida system, and was promoted to Director of Finance in San Diego, 1995. Prior to joining Cox, he served in various finance and executive positions with Time Warner Cable beginning in 1982. Mr. Fitzsimmons is a director of the Broadcast Cable Financial Management Association and a member of the National Cable & Telecommunications Association accounting committee. Mr. Fitzsimmons holds a B.S. in Business Administration from Merrimack College and an M.B.A. from the University of Colorado.

     James A. Hatcher, 53, has served as Senior Vice President, Legal and Regulatory Affairs since July 1999. Prior to that, he served as Vice President, Legal and Regulatory Affairs beginning January 1995. Mr. Hatcher was named Vice President and General Counsel of Cox in 1992. He joined Cox in 1979 and held various positions, including Secretary and General Counsel for Cox and Cox Enterprises prior to 1992. Mr. Hatcher also serves as Cox’s Chief Compliance Officer. Mr. Hatcher holds a B.A. from Furman University and a J.D. from the South Carolina School of Law.

     Scott A. Hatfield, 40, has served as Senior Vice President and Chief Information Officer since July 1999. Mr. Hatfield joined Cox in 1995 as Vice President and Chief Information Officer. Prior to joining Cox, Mr. Hatfield served as Vice President and Chief Information Officer of Ohmeda, Inc. since 1994. Before joining Ohmeda, Mr. Hatfield served in various advanced information technology positions with General Dynamics, Ford Motor Company and Xerox Corporation. Mr. Hatfield holds a B.S. in computer science from Western Michigan University and an M.S. in computer science from Oakland University.

     Jimmy W. Hayes, 52, has served as Executive Vice President, Finance and Chief Financial Officer of Cox since July 1999. Mr. Hayes was named Senior Vice President, Finance and Administration and Chief Financial Officer in January 1999. Prior to that time, he served as Senior Vice President, Finance and Chief Financial Officer of Cox beginning January 1992. Mr. Hayes joined Cox Enterprises in 1980 as Accounting Manager, was promoted to Assistant Controller in May 1981, and Controller in January 1982. Mr. Hayes was named Vice President, Finance of Cox in September 1989. Prior to joining Cox Enterprises, Mr. Hayes was an Audit Manager with Price Waterhouse & Company. Mr. Hayes holds a B.A. and an M.A.C.C. from the University of Georgia and has completed the Program for Management Development (PMD) at the Harvard Business School.

     Claus F. Kroeger, 53, has served as Senior Vice President, Operations since July 1999. Prior to that, he served as Vice President, Operations beginning October 1994. Mr. Kroeger joined Cox in 1976 as a manager trainee. He has held various positions in the field and served as Director of Operations and Director of Business Development of Cox. From 1990 to 1994, he served as Vice President and General Manager of Cox Cable Middle Georgia. Mr. Kroeger holds a B.A. from the University of Alabama and an M.S. in telecommunications from the University of Colorado.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, referred to as the Exchange Act, requires Cox’s executive officers and directors, and persons who own more than 10% of the Class A Common Stock, to file reports of ownership and changes in ownership of the Class A Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. Based solely on a review of copies of such reports and written representations from the reporting persons, Cox believes that during the year ended December 31, 2004 its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a).

Audit Committee

     The Board of Directors has a separately-designated Audit Committee. The members of the Audit Committee are Janet M. Clarke (Chair), Rodney W. Schrock, and Andrew J. Young. The Board of Directors has affirmatively determined that the members of the Audit Committee are “independent” for purposes of Section 303A of the Corporate Governance Standards of the New York Stock Exchange, or the NYSE, and Section 10A(m)(3) of the Exchange Act. The Board based these determinations primarily on the basis of information provided by these directors in response to questionnaires regarding employment and compensation history, business affiliations, and family and other relationships. In addition, the Board has determined that the Committee meets the financial expertise standards set forth in the Corporate Governance Standards and has determined that Janet M. Clarke and Rodney W. Schrock each qualify as an “audit committee financial expert” as defined by the SEC.

Compensation of Directors

     The directors who are not employed by Cox or its affiliates, Janet M. Clarke, Rodney W. Schrock and Andrew J. Young, are paid an annual retainer fee of $75,000, which recognizes the overall level of commitment required for service on the Board of Directors. In addition, these directors are reimbursed for expenses and receive a meeting fee of $1,000 for every board meeting and committee meeting attended. For 2004, the annual retainer fee was paid one half in cash, and one half in shares of Class A Common Stock pursuant to the Cox Communications, Inc. Restricted Stock Plan for Non-Employee Directors. In connection with the December 2004 going-private merger, all shares of outstanding under the plan were cancelled and converted into the right to receive the merger consideration of $34.75 per share. Those non-employee directors who reside in a Cox market also receive free broadband communications services from Cox, consistent with the free service provided by Cox to its employees at its operating locations. The directors of Cox who are employees of Cox or its affiliates do not receive any compensation for serving on the Board of Directors.

Code of Conduct

     Cox has adopted a Code of Ethics for Senior Financial Officers, which applies to Cox’s chief executive officer, chief financial officer, chief accounting officer, and controller. A copy of this Code of Ethics is available on Cox’s website, at http://www.cox.com. You can obtain a printed copy by writing to the Corporate Secretary, Cox Communications, Inc., 6205 Peachtree Dunwoody Road, Atlanta, Georgia 30328. Any amendments to this Code of Ethics, as well as any waivers that are required to be disclosed under applicable rules of the Securities and Exchange Commission or the New York Stock Exchange, will be posted on Cox’s website.

NYSE Certification

     Cox’s Class A Common Stock was listed on the NYSE prior to the December 2004 going-private merger, and its Exchangeable Subordinated Discount Debentures due 2020 are currently listed on the NYSE. For years beginning with 2004, the NYSE revised its listing standards to include comprehensive corporate governance standards. As part of these revised listing standards, the NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that his or her company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, shortly after Cox’s 2004 annual meeting of stockholders, James O. Robbins, Cox’s President and Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information for the years ended December 31, 2002, 2003, and 2004 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer and the other four most highly compensated executive officers of Cox who were executive officers as of December 31, 2004.

Summary Compensation Table

				Long-Term Compensation
				Awards
Name and				Restricted	Securities	All Other
Principal		Annual Compensation		Stock	Underlying	Compensation
Position	Year	Salary	Bonus	Awards (b)	Options	(a)
James O. Robbins
President & Chief Executive Officer
	2004	$1,272,000	$813,226	$2,383,504	284,470	$6,000
	2003	1,200,000	1,680,000	2,592,297	298,210	6,000
	2002	1,117,900	1,126,657	—	400,620	6,000
Patrick J. Esser
Executive Vice President and Chief Operating Officer
	2004	$700,000	$383,597	$1,047,137	130,000	$6,000
	2003	615,060	738,072	1,034,748	118,800	6,000
	2002	540,000	594,000	—	105,000	6,000
Jimmy W. Hayes
Executive Vice President, Finance and Chief Financial Officer
	2004	$600,000	$273,998	$815,442	100,000	$—
	2003	574,750	574,750	878,571	101,310	—
	2002	550,000	550,000	—	105,000	—
John M. Dyer
Senior Vice President, Operations
	2004	$475,000	$228,000	$499,466	68,000	$6,000
	2003	439,930	439,930	524,007	71,670	6,000
	2002	410,000	410,000	—	65,000	6,000
Claus F. Kroeger
Senior Vice President, Operations
	2004	$465,000	$223,200	$488,270	68,000	$6,000
	2003	430,000	430,000	498,078	71,670	6,000
	2002	390,000	390,000	—	55,000	6,000

(a)	Reflects amounts contributed pursuant to the Cox Communications, Inc. Savings and Investment Plan and amounts credited under the Cox Communications, Inc. Executive Savings Plus Restoration Plan.

(b)	All shares of restricted stock were converted into the right to receive $34.75 per share as part of the December 2004 going-private merger.

Long-Term Incentives

     In general, Cox provided long-term incentives to the named executive officers through awards under the LTIP. As a result of the December 2004 going-private transaction, Cox does not expect to issue additional awards under the LTIP. The following table discloses for the named executive officers information regarding options granted under the LTIP during the fiscal year ended December 31, 2004.

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to			Present Value
	Options	Employees in	Exercise Price	Expiration	as of Grant
Name	Granted (a)	2004	Per Share	Date	Date (b)
James O. Robbins	284,470	6.20%	$31.27	3/15/2014	$2,648,416
Patrick J. Esser	130,000	2.83%	31.27	3/15/2014	1,210,300
Jimmy W. Hayes	100,000	2.18%	31.27	3/15/2014	931,000
John M. Dyer	68,000	1.48%	31.27	3/15/2014	633,080
Claus F. Kroeger	68,000	1.48%	31.27	3/15/2014	633,080

(a)	Stock options have a ten-year term and become exercisable over a five-year period, with 60% becoming exercisable three years from the date of grant and an additional 20% becoming exercisable in each of the next two years thereafter.

(b)	The present value of the options granted during 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 22.90%, no dividend yield, risk-free interest rate of 3.15% and expected life of 6 years.

     The following table sets forth information related to the number and values of options held at December 31, 2004 by the named executive officers, one of whom exercised options in 2004.

2004 Option Exercises and Year-End Option Values

					Value of Unexercised In-The-
			Number of Securities Underlying		Money Options/SARs at
	Shares		Unexercised Options at		December 31, 2004
	Acquired on on	Value	December 31, 2004			Unexercisable
Name	Exercise (a)	Realized (a)	Exercisable	Unexercisable	Exercisable	(b)
James O. Robbins	1,150,000	$24,993,910	167,782	1,058,488	$—	$2,361,722
Patrick J. Esser	47,000	751,687	60,300	380,800	—	998,880
Jimmy W. Hayes	99,000	1,525,748	79,000	338,310	—	814,026
John M. Dyer	24,000	278,921	50,600	225,070	—	566,322
Claus F. Kroeger	76,000	1,137,264	49,200	215,470	—	566,322

(a)	The shares acquired on exercise and value realized includes vested in-the-money options that were cancelled in connection with the December 2004 going-private merger in exchange for a gross cash payment equal to the difference between the merger price of $34.75 per share and the exercise price for each such option, multiplied by the number of such options. The aggregate number of non-qualified options cancelled and the aggregate value of such non-qualified options, based on the merger price of $34.75, are as follows: James O. Robbins 1,050,000 shares ($22,237,320); Patrick J. Esser 47,000 shares ($751,687); Jimmy W. Hayes 99,000 shares ($1,525,748); John M. Dyer 24,000 shares ($278,921); and Claus F. Kroeger 76,000 shares ($1,137,264).

(b)	The unexercisable value represents the number of shares of Class A common stock subject to unvested options, times the difference between the $34.75 price paid for all issued and outstanding shares of Class A common stock tendered and cancelled as part of the December 2004 going-private transaction and the exercise price for such unvested options: March 17, 2003 ($30.15 per share); and March 15, 2004 options ($31.27 per share).

Retirement Plans

     Cox Communications, Inc. Pension Plan. The Cox Communications, Inc. Pension Plan is a tax qualified, defined benefit pension plan. The Pension Plan covers all eligible employees of Cox and any of its affiliates who have adopted the Pension Plan, including the named executive officers. The Pension Plan is funded through a tax exempt trust, into which contributions are made as necessary based on an actuarial funding analysis.

     The Pension Plan provides for the payment of benefits upon retirement, early retirement, death, disability and termination of employment. Participants become vested in their benefits under the Pension Plan after completing five years of vesting service. Generally, the Pension Plan benefit is determined under a formula based on a participant’s compensation and years of benefit accrual service. Participants may elect from several optional forms of benefit distribution.

     Cox Executive Supplemental Plan. The Cox Executive Supplemental Plan is a non-qualified defined benefit pension plan providing supplemental retirement benefits to certain management employees of CEI and certain of its affiliates, including the named executive officers. The Executive Supplemental Plan is administered by the Management Committee of CEI, whose members are appointed by the CEI Board of Directors. This committee designates management employees to participate in the Executive Supplemental Plan.

     The Executive Supplemental Plan monthly benefit formula, payable at normal retirement, is 2.5% of a participant’s average compensation, as calculated in the Executive Supplemental Plan, multiplied by the participant’s years of benefit accrual service credited under the Executive Supplemental Plan. The normal retirement benefit will not exceed 50% of a participant’s average compensation at retirement. Benefits payable with respect to early retirement are reduced to reflect an earlier commencement date. Special disability, termination of employment and death benefits also are provided. All benefits payable under the Executive Supplemental Plan are reduced by benefits payable to the participant under the Pension Plan. Participants may elect among several forms of benefit distributions.

     The Executive Supplemental Plan is not funded currently by CEI. Cox will make annual payments to CEI arising from its employees’ participation in this plan as benefits are paid to these employees. However, such benefits will be paid from the general funds of Cox Enterprises.

     The following table provides estimates of annual retirement income payable to certain executives under the Pension Plan and the Executive Supplemental Plan.

Pension Plan And Executive Supplemental Plan Table

	Years of Service
Final Average				20 or
Compensation (5 years)	5	10	15	more
$150,000	$18,750	$37,500	$56,250	$75,000
250,000	31,250	62,500	93,750	125,000
350,000	43,750	87,500	131,250	175,000
450,000	56,250	112,500	168,750	225,000
550,000	68,750	137,500	206,250	275,000
650,000	81,250	162,500	243,750	325,000
750,000	93,750	187,500	281,250	375,000

     The named executive officers have been credited with the following years of service: Mr. Robbins, 21 years; Mr. Esser, 23 years; Mr. Kroeger, 28 years; Mr. Hayes, 24 years; and Mr. Dyer, 27 years. The Pension Plan and the Executive Supplemental Plan define “compensation” generally to include all remuneration to an employee for services rendered, including base pay, bonuses, special forms of pay and certain employee deferrals. Certain forms of additional compensation, including severance, moving expenses, extraordinary bonuses, long-term incentive compensation and contributions to employee benefit plans, are excluded from the definition of compensation. The Pension Plan credits compensation only up to the limit of covered compensation under Section 401(a)(17) of the Internal Revenue Code; the Executive Supplemental Plan does not impose this limit on covered compensation. The definition of “covered compensation” under the Pension Plan and the Executive Supplemental Plan, in the aggregate, is not substantially different from the amounts reflected in the Annual Compensation columns of the Summary Compensation Table. The estimates of annual retirement benefits reflected in the Pension Plan and Executive Supplemental Plan Table are based on payment in the form of a straight-life annuity and are determined after offsetting benefits payable from Social Security, as provided under the terms of the Pension Plan and the Executive Supplemental Plan.

Compensation Committee Interlocks and Insider Participation

     The Members of the Compensation Committee during 2004 were Rodney W. Schrock (Chair), Janet M. Clarke and Andrew J. Young. Each member of the Compensation Committee is “independent” for purposes of Section 303A of the Corporate Governance Standards of the NYSE.

     In February 2005, the Compensation Committee was reconstituted, and James C. Kennedy, G. Dennis Berry and Robert C. O’Leary were appointed as the members of the Compensation Committee. Each Messrs. Kennedy, Berry and O’Leary are executive officers of CEI, and Mr. Kennedy’s aunt and mother, as trustees, control substantially all of the common stock of CEI.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

     The following table provides information as of January 31, 2005 with respect to the shares of Class A Common Stock and Class C Common Stock beneficially owned by each person known by Cox to own more than 5% of any class of the outstanding voting securities of Cox.

Percent of
	Class A		Class C		Vote of All
Name of	Common	Percent of	Common	Percent of	Classes of
Beneficial Owner	Stock	Class	Stock	Class	Voting Stock
Cox Enterprises, Inc. (a)(b)(c)	556,170,238	100%	27,597,792	100%	100%

(a)	The business address for Cox Enterprises is 6205 Peachtree Dunwoody Road, Atlanta, Georgia 30328.

(b)	Of the shares of common stock of Cox that are beneficially owned by Cox Enterprises, 531,189,708 shares of Class A Common Stock and 25,696,470 shares of Class C Common Stock are held of record by Cox Holdings, Inc. The remaining 24,980,530 shares of Class A Common Stock and 1,901,322 shares of Class C Common Stock beneficially owned by Cox Enterprises are held of record by Cox DNS, Inc. All of the outstanding capital stock of Cox Holdings and of Cox DNS is beneficially owned by Cox Enterprises. The beneficial ownership of the outstanding capital stock of Cox Enterprises is described in footnote (c) below. The Class C Common Stock is convertible on a share for share basis into Class A Common Stock at the option of the holder.

(c)	There are 604,231,338 shares of common stock of Cox Enterprises outstanding, with respect to which (i) Barbara Cox Anthony, as trustee of the Anne Cox Chambers Atlanta Trust, exercises beneficial ownership over 174,949,266 shares (29.0%); (ii) Anne Cox Chambers, as trustee of the Barbara Cox Anthony Atlanta Trust, exercises beneficial ownership over 174,949,266 shares (29.0%); (iii) Barbara Cox Anthony, Anne Cox Chambers and Richard L. Braunstein, as trustees of the Dayton Cox Trust A, exercise beneficial ownership over 248,237,055 shares (41.0%); and (iv) 269 individuals and other trusts exercise beneficial ownership over the remaining 6,095,751 shares (1.0%), including 43,734 shares held beneficially and of record by Garner Anthony, the husband of Barbara Cox Anthony (as to which Barbara Cox Anthony disclaims beneficial ownership). Thus, Barbara Cox Anthony and Anne Cox Chambers, who are sisters, together exercise sole or shared beneficial ownership over 598,135,587 shares (99.0%) of the common stock of Cox Enterprises. Barbara Cox Anthony and Anne Cox

Chambers are the mother and aunt, respectively, of James C. Kennedy, the Chairman of the Board of Directors and Chief Executive Officer of Cox Enterprises and the Chairman of the Board of Directors of Cox.

Security Ownership of Management

     Beneficial ownership of the Class A Common Stock of Cox and the common stock of Cox Enterprises by Cox’s directors and the executive officers named in the Summary Compensation Table below, and by all directors and executive officers as a group as of January 31, 2005, is shown in the following table. None of such persons, individually or in the aggregate, owns 1% or more of the Class A Common Stock of Cox or the outstanding common stock of Cox Enterprises.

			Number of Shares of
	Number of Shares of		Cox Enterprises
Name of Beneficial Owner	Class A Common Stock		Common Stock
James C. Kennedy	—		546,813	(a)
G. Dennis Berry	—		131,293
Janet M. Clarke	—		—
John M. Dyer	102,500	(b)	—
Patrick J. Esser	136,800	(c)	546
Jimmy W. Hayes	163,000	(d)	13,245
Claus F. Kroeger	95,400	(e)	4,329
Robert C. O’Leary	—		147,682
James O. Robbins	456,748	(f)	91,212
Rodney W. Schrock	—		—
Andrew J. Young	—		—
All directors and executive officers as a group (19 persons, including those named above)	_954,448	(g)	939,974

(a)	Mr. Kennedy owns of record 546,813 shares of the common stock of Cox Enterprises. Sarah K. Kennedy, Mr. Kennedy’s wife and trustee of the Kennedy Trusts, exercises beneficial ownership over an aggregate of 22,140 shares of the common stock of Cox Enterprises. In addition, as described above, Barbara Cox Anthony and Anne Cox Chambers, the mother and aunt, respectively, of Mr. Kennedy, together exercise sole or shared beneficial ownership over 598,135,587 shares of the common stock of Cox Enterprises, and both are members of the Board of Directors of Cox Enterprises. Also, Mr. Kennedy’s children are the beneficiaries of a trust, of which R. Dale Hughes and Mr. Kennedy are co-trustees, that beneficially owns 16,155 shares of the common stock of Cox Enterprises. Mr. Kennedy disclaims beneficial ownership of all such shares, other than the 546,813 shares included in the table.

(b)	Consists of shares subject to stock options that are exercisable within 60 days.

(c)	Consists of shares subject to stock options that are exercisable within 60 days.

(d)	Consists of shares subject to stock options that are exercisable within 60 days.

(e)	Consists of shares subject to stock options that are exercisable within 60 days.

(f)	Consists of shares subject to stock options that are exercisable within 60 days.

(g)	Consists of shares subject to stock options that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to Note 15. “Transactions with Affiliated Companies” in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table summarizes the fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively referred to as Deloitte & Touche) for professional services during fiscal year 2004 and fiscal year 2003:

	2004	2003
Audit Fees	$4,374,825	$3,239,475
Audit-related fees	279,575	2,173,545
Tax fees	1,471,410	2,897,359
All other fees	—	262,167

     The amounts shown for audit fees were for the audit of Cox’s consolidated financial statements, quarterly reviews of interim financial information, and comfort letters, statutory and regulatory audits, consents, reports, and other services related to SEC matters. The amounts shown for audit-related fees were for SEC advisory services not connected with the audit or quarterly reviews, Sarbanes-Oxley Section 404 assistance, and employee benefit plan audits. The amounts shown for tax fees were for assistance with tax compliance matters and tax provision review, consultation on income tax and transaction tax matters, tax review of fixed asset matters, and planning related to cost recovery and property tax matters. The amounts shown for other fees were for process review of accounting policies and manual procedures.

     The Audit Committee utilizes a policy pursuant to which the audit, audit-related, and permissible non-audit services to be performed by the independent auditor are pre-approved prior to the engagement to perform such services. Pre-approval is generally provided annually, and any pre-approval is detailed as to the particular service or category of services and is generally limited by a maximum fee amount. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may delegate its pre-approval authority to the Chairman or any other member of the Audit Committee, and any approvals made pursuant to this delegated authority normally will be reported to the Audit Committee at its next meeting. None of the services described in the preceding paragraph were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Exchange Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents incorporated by reference or filed with this Report

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Balance Sheets at December 31, 2004 and 2003;

•	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002;

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002; and

•	Notes to Consolidated Financial Statements.

(2)	No financial statement schedules are required to be filed by Items 8 and 14(d) of this report because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

     Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description
3.1 —	Certificate of Incorporation of Cox Communications, Inc., as amended (incorporated by reference to exhibit 3.1 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

3.2 —	Bylaws of Cox Communications, Inc. (incorporated by reference to exhibit 3.2 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

4.1 —	Indenture, dated as of June 27, 1995, between Cox Communications, Inc. and The Bank of New York, as Trustee, relating to the debt securities (incorporated by reference to exhibit 4.1 to Cox’s Registration Statement on Form S-1, file no. 33-99116, filed on November 8, 1995) (global notes representing Cox’s senior unsecured non-convertible debt have not been filed or incorporated by reference in accordance with Item 601(b)(4)(iii) of Regulation S-K, and Cox agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request).

4.2 —	Third Supplemental Indenture, dated as of April 19, 2000, by and between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.1 to Cox’s Current Report on Form 8-K, filed on April 24, 2000).

4.3 —	Seventh Supplemental Indenture, dated as of December 15, 2004, between Cox Communications, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.1 to Cox’s Current Report on Form 8-K, filed on December 16, 2004).

4.4 —	Indenture, dated as of January 30, 1998, between TCA Cable TV, Inc. and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to exhibit 4(a) to TCA’s Registration Statement on Form S-3, file no. 333-32015, filed on July 24, 1997).

4.5 —	First Supplemental Indenture, dated as of August 12, 1999, among TCA Cable TV, Inc., Cox Classic Cable, Inc. and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to exhibit 4.2 to Cox’s Current Report on Form 8-K, filed on August 25, 1999).

4.6 —	Second Supplemental Indenture, dated as of December 1, 2003, between Cox Classic Cable, Inc., CoxCom, Inc. and JPMorgan Chase Bank (as successor to Chase Bank of Texas, National Association), as Trustee (incorporated by reference to exhibit 4.10 to Cox’s Annual Report on Form 10-K, filed on February 27, 2004).

4.7 —	Registration Rights Agreement, dated as of December 15, 2004, by and among Cox Communications, Inc. and Citigroup Global Markets, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers for Cox’s Floating Rate Notes due 2007 (incorporated by reference to exhibit 4.2 to Cox’s Current Report on Form 8-K, filed on December 16, 2004).

4.8 —	Registration Rights Agreement, dated as of December 15, 2004, by and among Cox Communications, Inc. and Citigroup Global Markets, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers for Cox’s 4.625% Notes due 2010 (incorporated by reference to exhibit 4.3 to Cox’s Current Report on Form 8-K, filed on December 16, 2004).

Exhibit
Number	Description
4.9 —	Registration Rights Agreement, dated as of December 15, 2004, by and among Cox Communications, Inc. and Citigroup Global Markets, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Banc of America Securities LLC, as representatives of the Initial Purchasers for Cox’s 5.450% Notes due 2014 (incorporated by reference to exhibit 4.4 to Cox’s Current Report on Form 8-K, filed on December 16, 2004).

10.1 —	Amended and Restated Five-Year Credit Agreement, dated as of June 4, 2004 and amended and restated as of December 3, 2004, among Cox Communications, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Bank of America, N.A., as co-syndication agent, Wachovia Bank, National Association, as co-syndication agent, J.P. Morgan Securities Inc., as co-lead arranger and joint bookrunner, and Banc Of America Securities, LLC, as co-lead arranger and joint bookrunner (incorporated by reference to exhibit 10.2 to Cox’s Current Report on Form 8-K, filed on December 3, 2004).

10.2 —	Credit Agreement, dated December 3, 2004, among Cox Communications, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Citicorp North America, Inc. and Lehman Commercial Paper Inc., as syndication agents, and Citigroup Global Markets Inc., Lehman Brothers Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to exhibit 10.1 to Cox’s Current Report on Form 8-K, filed on December 3, 2004).

10.3 —	Cox Executive Supplemental Plan of Cox Enterprises, Inc. (incorporated by reference to exhibit 10.5 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994) (management contract or compensatory plan).

10.4 —	Cox Communications, Inc. Second Amended and Restated Long-Term Incentive Plan (incorporated by reference to Appendix B of Cox’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 4, 2003) (management contract or compensatory plan).

10.5 —	Cox Communications, Inc. Stock Option Plan for Non-Employees (management contract or compensatory plan) (incorporated by reference to exhibit 10.15 to Cox’s Annual Report on Form 10-K, filed March 31, 2003).

10.6 —	Revolving Promissory Notes, dated as of May 2, 2003 (incorporated by reference to exhibit 10.1 to Cox’s Quarterly Report on Form 10-Q, filed August 8, 2003).

10.7 —	Cox Communications, Inc. Savings Plus Restoration Plan (management contract or compensatory plan) (incorporated by reference to exhibit 10.6 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

10.8 —	Amendment No. 1 to Cox Communications, Inc. Savings Plus Restoration Plan (management contract or compensatory plan) (incorporated by reference to exhibit 10.7 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

10.9 —	Share Conversion Agreement, dated as of June 23, 2004, by and among (1) Brian L. Greenspun, Trustee of the Unified Credit Trust of the Declaration of Trust for the Greenspun Family, dated December 6, 1988, G.C. Investments, LLC (f/k/a G.C. Investments, a Limited Liability Company), Greenspun Legacy Limited Partnership, and 3G Capital, LLC, and (2) Cox Communications, Inc. (incorporated by reference to exhibit 10.2 to Cox’s Current Report on Form 8-K, filed on June 23, 2004).

12 —	Computation of Ratio of Earnings to Fixed Changes

21 —	Subsidiaries of Cox Communications, Inc. (incorporated by reference to exhibit 21.1 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

23 —	Consent of Deloitte & Touche LLP.

24 —	Powers of Attorney (included on the signatures page to this report).

31.1 —	Certification of Chief Executive Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 —	Certification of Chief Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 —	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COX COMMUNICATIONS, INC.
By:	/s/ JAMES O. ROBBINS
James O. Robbins
President and Chief Executive Officer
Date: March 16, 2005

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

Signature	Title	Date
/s/ JAMES C. KENNEDY James C. Kennedy	Chairman of the Board of Directors	March 16, 2005
/s/ JAMES O. ROBBINS James O. Robbins	President and Chief Executive Officer; Director (principal executive officer)	March 16, 2005
/s/ JIMMY W. HAYES Jimmy W. Hayes	Executive Vice President, Finance Chief Financial Officer (principal financial officer)	March 16, 2005
/s/ WILLIAM J. FITZSIMMONS William J. Fitzsimmons	Vice President of Accounting & Financial Planning (principal accounting officer)	March 15, 2005
/s/ JANET M. CLARKE Janet M. Clarke	Director	March 14, 2005
/s/ G. DENNIS BERRY G. Dennis Berry	Director	March 14, 2005
/s/ RODNEY W. SCHROCK Rodney W. Schrock	Director	March 14, 2005
/s/ ROBERT C. O’LEARY Robert C. O’Leary	Director	March 16, 2005
/s/ ANDREW J. YOUNG Andrew J. Young	Director	March 16, 2005

COMMUNICATIONS
www.cox.com