Form 10-K/A
period 2004-12-31
COX COMMUNICATIONS INC /DE/
filed 2005-03-18
CIK 25305

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

COX COMMUNICATIONS, INC.
2004 FORM 10-K/A AMENDMENT TO ANNUAL REPORT

Explanatory Note

This amendment to Cox’s annual report on Form 10-K/A is being filed primarily to correct a typographical printing error. In the original report on Form 10-K, the reported amount for “Intangible assets” on the Consolidated Balance Sheet as of December 31, 2004 was incorrectly stated as $19,369,452 (in thousands). This amendment provides the correct amount of “Intangible assets” as of December 31, 2004 of $19,329,452 (in thousands) and includes an updated consent of the independent registered public accounting firm as well as updated certifications of Cox’s chief executive officer and chief financial officer. Accordingly, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this amendment contains the complete text of Item 8. “Consolidated Financial Statements and Supplementary Data” and Item 15. “Exhibits and Financial Statement Schedules” as amended.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COX COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(Thousands of Dollars)
Assets
Current assets
Cash	$76,339	$83,841
Accounts and notes receivable, less allowance for doubtful accounts of $26,482 and $26,175	394,540	370,832
Other current assets	136,386	131,106

Total current assets	607,265	585,779

Net plant and equipment	7,942,699	7,907,561
Investments	1,171,647	109,380
Intangible assets	19,329,452	15,697,495
Goodwill	106,889	—
Other noncurrent assets	95,789	117,361

Total assets	$29,253,741	$24,417,576

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$797,553	$778,708
Other current liabilities	339,742	450,553
Cash obligation to untendered shareholders	483,603	—
Current portion of long-term debt	59,962	48,344
Amounts due to CEI	5,573	3,980

Total current liabilities	1,686,433	1,281,585

Deferred income taxes	8,326,574	6,388,970
Other noncurrent liabilities	148,733	164,070
Long-term debt, less current portion	12,965,773	6,963,456

Total liabilities	23,127,513	14,798,081

Commitments and contingencies (Note 18)

Minority interest in equity of consolidated subsidiaries	—	139,519

Shareholders’ equity
Series A preferred stock - liquidation preference of $22.1375 per share, $1 par value; 10,000,000 shares of preferred stock authorized; shares issued and outstanding: 0 and 4,836,372	—	4,836
Class A common stock, $1 par value; 671,000,000 shares authorized; shares issued: 0 and 598,481,602; shares outstanding: 0 and 592,958,582	—	598,482
Class A common stock, $0.01 par value; 671,000,000 shares authorized; shares issued and outstanding: 556,170,238 and 0	5,562	—
Class C common stock, $1 par value; 62,000,000 shares authorized; shares issued and outstanding: 0 and 27,597,792	—	27,598
Class C common stock, $0.01 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792 and 0	276	—
Additional paid-in capital	4,802,117	4,545,635
Retained earnings.	1,318,218	4,500,621
Accumulated other comprehensive income	55	15,548
Class A common stock in treasury, at cost: 0 and 5,523,020 shares	—	(212,744)

Total shareholders’ equity	6,126,228	9,479,976

Total liabilities and shareholders’ equity	$29,253,741	$24,417,576

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

	(Thousands of Dollars)
Current assets	$247,718
Net plant and equipment	3,165,983
Intangible assets:
Customer relationships (estimated useful life of 6 years)	583,781
Trade name (indefinite useful life)	380,844
Franchise value (indefinite useful life)	11,343,927
Goodwill	106,889
Other assets	1,171,853

Total assets required	17,000,995	(a)

Current liabilities	564,104
Long-term debt	2,523,080
Deferred income taxes	5,481,394
Other liabilities	3,368

Total liabilities assumed	8,571,946	(b)

Aggregate purchase price	$8,429,049	(a)-(b)

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

7. Income Taxes

     Current and deferred income tax (benefits) expenses are as follows:

	Year Ended December 31
	2004	2003	2002
	(Thousands of Dollars)
Current
Federal	$(96,395)	$263,658	$(292,716)
State	7,535	(4,289)	(25,658)

Total current	(88,860)	259,369	(318,374)

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2004	2003	2002
	(Thousands of Dollars)
Deferred
Federal	(590,702)	(318,475)	192,621
State	(236,948)	(9,193)	12,752

Total deferred	(827,650)	(327,668)	205,373

Net income tax (benefit) expense	$(916,510)	$(68,299)	$(113,001)

     The difference between net income tax expense and income taxes expected at the U.S. statutory federal income tax rate of 35% are as indicated below:

	Year Ended December 31
	2004	2003	2002
	(Thousands of Dollars)
Federal tax (benefit) expense at statutory rates on income before income taxes	$(726,920)	$(67,159)	$(115,458)
State income (benefit) taxes, net of federal benefit	(89,187)	(21,744)	4,645
Change in state tax rate, net	(59,931)	12,981	(13,033)
Adjustments and settlements, net	(48,259)	5,400	19,700
Tax basis adjustment in equity investment	—	6,648	—
Dividends received deduction	(204)	(407)	(7,083)
Other, net	7,991	(4,018)	(1,772)

Net income tax (benefit) expense	$(916,510)	$(68,299)	$(113,001)

     Significant components of Cox’s net deferred tax liability are as follows:

	December 31
	2004	2003
	(Thousands of Dollars)
Plant and equipment	$(1,551,003)	$(1,363,762)
Intangible assets	(6,324,831)	(4,759,863)
Investments	(501,509)	(285,579)
Other, net	84,757	54,627

	(8,292,586)	(6,354,577)
Less current portion	33,988	34,393

Net deferred tax liability	$(8,326,574)	$(6,388,970)

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

	December 31
	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(Millions of Dollars)
Fixed-rate notes and debentures	$8,760.0	$9,092.6	$6,683.4	$7,323.0
Exchangeable subordinated debentures	19.5	31.4	26.1	35.6

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

     In connection with certain of Cox’s acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of December 31, 2004, Cox believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.

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

/s/ Deloitte & Touche LLP

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

/s/  Deloitte & Touche LLP

Atlanta, Georgia
March 16, 2005

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents incorporated by reference or filed with this Report

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Balance Sheets at December 31, 2004 and 2003;

•	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002;

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002; and

•	Notes to Consolidated Financial Statements.

(2)	No financial statement schedules are required to be filed by Items 8 and 14(d) of this report because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

     Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description
3.1 —	Certificate of Incorporation of Cox Communications, Inc., as amended (incorporated by reference to exhibit 3.1 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

3.2 —	Bylaws of Cox Communications, Inc. (incorporated by reference to exhibit 3.2 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

4.1 —	Indenture, dated as of June 27, 1995, between Cox Communications, Inc. and The Bank of New York, as Trustee, relating to the debt securities (incorporated by reference to exhibit 4.1 to Cox’s Registration Statement on Form S-1, file no. 33-99116, filed on November 8, 1995) (global notes representing Cox’s senior unsecured non-convertible debt have not been filed or incorporated by reference in accordance with Item 601(b)(4)(iii) of Regulation S-K, and Cox agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request).

4.2 —	Third Supplemental Indenture, dated as of April 19, 2000, by and between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.1 to Cox’s Current Report on Form 8-K, filed on April 24, 2000).

4.3 —	Seventh Supplemental Indenture, dated as of December 15, 2004, between Cox Communications, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.1 to Cox’s Current Report on Form 8-K, filed on December 16, 2004).

4.4 —	Indenture, dated as of January 30, 1998, between TCA Cable TV, Inc. and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to exhibit 4(a) to TCA’s Registration Statement on Form S-3, file no. 333-32015, filed on July 24, 1997).

4.5 —	First Supplemental Indenture, dated as of August 12, 1999, among TCA Cable TV, Inc., Cox Classic Cable, Inc. and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to exhibit 4.2 to Cox’s Current Report on Form 8-K, filed on August 25, 1999).

4.6 —	Second Supplemental Indenture, dated as of December 1, 2003, between Cox Classic Cable, Inc., CoxCom, Inc. and JPMorgan Chase Bank (as successor to Chase Bank of Texas, National Association), as Trustee (incorporated by reference to exhibit 4.10 to Cox’s Annual Report on Form 10-K, filed on February 27, 2004).

4.7 —	Registration Rights Agreement, dated as of December 15, 2004, by and among Cox Communications, Inc. and Citigroup Global Markets, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers for Cox’s Floating Rate Notes due 2007 (incorporated by reference to exhibit 4.2 to Cox’s Current Report on Form 8-K, filed on December 16, 2004).

4.8 —	Registration Rights Agreement, dated as of December 15, 2004, by and among Cox Communications, Inc. and Citigroup Global Markets, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers for Cox’s 4.625% Notes due 2010 (incorporated by reference to exhibit 4.3 to Cox’s Current Report on Form 8-K, filed on December 16, 2004).

Exhibit
Number	Description
4.9 —	Registration Rights Agreement, dated as of December 15, 2004, by and among Cox Communications, Inc. and Citigroup Global Markets, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Banc of America Securities LLC, as representatives of the Initial Purchasers for Cox’s 5.450% Notes due 2014 (incorporated by reference to exhibit 4.4 to Cox’s Current Report on Form 8-K, filed on December 16, 2004).

10.1 —	Amended and Restated Five-Year Credit Agreement, dated as of June 4, 2004 and amended and restated as of December 3, 2004, among Cox Communications, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Bank of America, N.A., as co-syndication agent, Wachovia Bank, National Association, as co-syndication agent, J.P. Morgan Securities Inc., as co-lead arranger and joint bookrunner, and Banc Of America Securities, LLC, as co-lead arranger and joint bookrunner (incorporated by reference to exhibit 10.2 to Cox’s Current Report on Form 8-K, filed on December 3, 2004).

10.2 —	Credit Agreement, dated December 3, 2004, among Cox Communications, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Citicorp North America, Inc. and Lehman Commercial Paper Inc., as syndication agents, and Citigroup Global Markets Inc., Lehman Brothers Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to exhibit 10.1 to Cox’s Current Report on Form 8-K, filed on December 3, 2004).

10.3 —	Cox Executive Supplemental Plan of Cox Enterprises, Inc. (incorporated by reference to exhibit 10.5 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994) (management contract or compensatory plan).

10.4 —	Cox Communications, Inc. Second Amended and Restated Long-Term Incentive Plan (incorporated by reference to Appendix B of Cox’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 4, 2003) (management contract or compensatory plan).

10.5 —	Cox Communications, Inc. Stock Option Plan for Non-Employees (management contract or compensatory plan) (incorporated by reference to exhibit 10.15 to Cox’s Annual Report on Form 10-K, filed March 31, 2003).

10.6 —	Revolving Promissory Notes, dated as of May 2, 2003 (incorporated by reference to exhibit 10.1 to Cox’s Quarterly Report on Form 10-Q, filed August 8, 2003).

10.7 —	Cox Communications, Inc. Savings Plus Restoration Plan (management contract or compensatory plan) (incorporated by reference to exhibit 10.6 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

10.8 —	Amendment No. 1 to Cox Communications, Inc. Savings Plus Restoration Plan (management contract or compensatory plan) (incorporated by reference to exhibit 10.7 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

10.9 —	Share Conversion Agreement, dated as of June 23, 2004, by and among (1) Brian L. Greenspun, Trustee of the Unified Credit Trust of the Declaration of Trust for the Greenspun Family, dated December 6, 1988, G.C. Investments, LLC (f/k/a G.C. Investments, a Limited Liability Company), Greenspun Legacy Limited Partnership, and 3G Capital, LLC, and (2) Cox Communications, Inc. (incorporated by reference to exhibit 10.2 to Cox’s Current Report on Form 8-K, filed on June 23, 2004).

12 —	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to exhibit 12 to Cox’s Annual Report on Form 10-K, filed March 16, 2005).

21 —	Subsidiaries of Cox Communications, Inc. (incorporated by reference to exhibit 21.1 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

23 —	Consent of Deloitte & Touche LLP.

24 —	Powers of Attorney (included on the signatures page of the original Form 10-K).

31.1 —	Certification of Chief Executive Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 —	Certification of Chief Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 —	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Communications, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

COX COMMUNICATIONS, INC.
By:	/s/ James O. Robbins
James O. Robbins
President and Chief Executive Officer

      Date: March 17, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of Cox Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	March 17, 2005
James C. Kennedy

	President and Chief Executive	March 17, 2005
/s/ James O. Robbins	Officer; Director
James O. Robbins	(principal executive officer)

	Executive Vice President, Finance	March 17, 2005
/s/ Jimmy W. Hayes	Chief Financial Officer
Jimmy W. Hayes	(principal financial officer)

	Vice President of Accounting	March 17, 2005
/s/ William J. Fitzsimmons	& Financial Planning
William J. Fitzsimmons	(principal accounting officer)

*	Director	March 17, 2005
Janet M. Clarke

*	Director	March 17, 2005
G. Dennis Berry

*	Director	March 17, 2005
Rodney W. Schrock

*	Director	March 17, 2005
Robert C. O’Leary

*	Director	March 17, 2004
Andrew J. Young

* POWER OF ATTORNEY

Jimmy W. Hayes, by signing his name hereto, does sign this document on behalf of each of the persons indicated above for whom he is attorney-in-fact pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

By:	/s/ Jimmy W. Hayes
Jimmy W. Hayes
Executive Vice President, Finance and Chief Financial Officer