Form 10-Q
period 2005-03-31
COX COMMUNICATIONS INC /DE/
filed 2005-05-09
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

           (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     There were 556,170,238 shares of Class A Common Stock, par value $0.01 per share, and 27,597,792 shares of Class C Common Stock, par value $0.01 per share, outstanding as of April 30, 2005.

Cox Communications, Inc.
Form 10-Q
For the Quarter Ended March 31, 2005

Preliminary Note

     This quarterly report on Form 10-Q is for the three-month period ended March 31, 2005. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The SEC allows Cox to “incorporate by reference” information that Cox files with it, which means that Cox can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Cox files with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise.

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Cox Communications, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2005	2004
	(unaudited)
	(Thousands of Dollars)
Assets
Current assets
Cash	$112,775	$76,339
Accounts and notes receivable, less allowance for doubtful accounts of $23,975 and $26,482	387,071	394,540
Other current assets	157,159	136,386

Total current assets	657,005	607,265

Net plant and equipment	7,862,193	7,942,699
Investments	1,172,190	1,171,647
Intangible assets	19,306,274	19,329,452
Goodwill	106,889	106,889
Other noncurrent assets	71,664	95,789

Total assets	$29,176,215	$29,253,741

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$876,952	$797,553
Other current liabilities	331,457	339,742
Cash obligation to untendered shareholders	15,905	483,603
Current portion of long-term debt	58,613	59,962
Amounts due to Cox Enterprises, Inc. (CEI)	60,302	5,573

Total current liabilities	1,343,229	1,686,433

Deferred income taxes	8,318,571	8,326,574
Other noncurrent liabilities	132,564	148,733
Long-term debt, less current portion	13,228,034	12,965,773

Total liabilities	23,022,398	23,127,513

Commitments and contingencies (Note 11)

Shareholders’ equity
Class A common stock, $0.01 par value; 671,000,000 shares authorized; shares issued and outstanding: 556,170,238	5,562	5,562
Class C common stock, $0.01 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	276	276
Additional paid-in capital	4,802,645	4,802,117
Retained earnings	1,345,230	1,318,218
Accumulated other comprehensive income	104	55

Total shareholders’ equity	6,153,817	6,126,228

Total liabilities and shareholders’ equity	$29,176,215	$29,253,741

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Operations

	Three Months
	Ended March 31
	2005	2004
	(unaudited)
	(Thousands of Dollars)
Revenues	$1,704,060	$1,540,357
Costs and expenses
Cost of services (excluding depreciation and amortization)	681,899	635,816
Selling, general and administrative expenses (excluding depreciation and amortization)	368,569	337,308
Depreciation and amortization	434,196	392,066

Operating income	219,396	175,167
Interest expense	(163,488)	(96,612)
Loss on derivative instruments, net	(30)	(39)
Gain on investments, net	2	26,809
Other, net	218	(1,509)

Income before income taxes, minority interest and equity in net (losses) income of affiliated companies	56,098	103,816
Income tax expense	28,314	45,706

Income before minority interest and equity in net (losses) income of affiliated companies	27,784	58,110
Minority interest, net of tax	—	(985)
Equity in net (losses) income of affiliated companies, net of tax of $507 and $(393), respectively	(772)	578

Net income	$27,012	$57,703

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statement of Shareholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Comprehensive
	Class A	Class C	Capital	Earnings	Income	Total	Income
				(unaudited)
				(Thousands of Dollars)
December 31, 2004	$5,562	$276	$4,802,117	$1,318,218	$55	$6,126,228
Net income				27,012		27,012	$27,012

Expenses incurred pursuant to the going-private transaction paid by CEI on behalf of Cox			528			528
Other comprehensive loss					49	49	49

Comprehensive income							$27,061

March 31, 2005	$5,562	$276	$4,802,645	$1,345,230	$104	$6,153,817

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months
	Ended March 31
	2005	2004
	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net income	$27,012	$57,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434,196	392,066
Deferred income taxes	(7,624)	21,651
Loss on derivative instruments, net	30	39
Gain on investments, net	(2)	(26,809)
Minority interest, net of tax	—	985
Equity in net losses (income) of affiliated companies, net of tax	772	(972)
Other, net	448	4,473
Decrease in accounts and notes receivable	7,469	22,943
Increase in other assets	(22,874)	(12,510)
Decrease (increase) in accounts payable and accrued expenses	17,465	(65,662)
(Decrease) increase in taxes payable	(4,074)	4,500
Decrease in other liabilities	(29,825)	(19,585)

Net cash provided by operating activities	422,993	378,822

Cash flows from investing activities
Capital expenditures	(332,022)	(294,554)
Investments in affiliated companies	(1,929)	—
Proceeds from the sale and exchange of investments	—	67,247
Other, net	11,118	3,578

Net cash used in investing activities	(322,833)	(223,729)

Cash flows from financing activities
Revolving credit facilities borrowings, net	400,000	—
Commercial paper repayments, net	(96,886)	(155,016)
Repayment of debt	(41,213)	(37,739)
Payments to acquire Cox’s former public stock	(467,698)	—
Proceeds from exercise of stock options	—	1,765
Increase in amounts due to CEI	54,729	16,630
Other, net	87,344	16,461

Net cash used in financing activities	(63,724)	(157,899)

Net increase (decrease) in cash	36,436	(2,806)
Cash at beginning of period	76,339	83,841

Cash at end of period	$112,775	$81,035

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Quarter Ended March 31, 2005

1. Organization and Basis of Presentation

     Cox Communications, Inc. (Cox) is a multi-service broadband communications company serving approximately 6.7 million customers nationwide. Cox is the nation’s third-largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.

     Prior to December 2004, Cox was an indirect, majority-owned subsidiary of Cox Enterprises, Inc. (CEI). In October 2004, CEI and two of its wholly-owned subsidiaries entered into an Agreement and Plan of Merger with Cox. Pursuant to this merger agreement, Cox and one of the CEI subsidiaries commenced a joint tender offer to purchase all of the shares of Cox Class A common stock not beneficially owned by CEI. In connection with the consummation of the joint tender offer and related follow-on merger, Cox was merged with a CEI subsidiary, with Cox as the surviving corporation. Accordingly, at December 31, 2004 and March 31, 2005, Cox was a wholly-owned subsidiary of CEI. In this report, the going-private transaction refers to the joint tender offer and the follow-on merger collectively.

     The accompanying unaudited interim condensed consolidated financial statements of Cox have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

2. Summary of Significant Accounting Policies

     The following is a summary of certain significant accounting policies. For a detailed description of all of Cox’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies and Other Items” contained in Cox’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other interim period.

Stock Compensation Plans

     At March 31, 2005, Cox had one stock-based compensation plan for employees, a Long-Term Incentive Plan (LTIP). Cox has not made any awards under the LTIP since the consummation of the going-private transaction and does not expect to make any additional awards under the LTIP. At March 31, 2004, Cox had the LTIP and an Employee Stock Purchase Plan (ESPP). Both of these plans are more fully described in Cox’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Cox accounts

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

for these plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying Class A common stock, par value $1.00 per share (former public stock), on the grant date; therefore, no employee compensation cost is reflected in net income with respect to options. Further, the ESPP was a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP. Cox recognized compensation cost related to restricted stock awards granted under the LTIP, as the exercise price of the awards was less than the market value of the underlying former public stock on the grant date. There were no restricted stock awards outstanding during the three months ended March 31, 2005.

     The following table illustrates the effect on net income if Cox had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended
	March 31
	2005	2004
	(Thousands of Dollars)
Net income, as reported	$27,012	$57,703
Add: Stock-based compensation, as reported	—	1,116
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(5,804)	(7,171)

Pro forma net income	$21,208	$51,648

Recently Issued Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Cox is currently assessing the impact of FIN 47 on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (SFAS 123 (R)). This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, Cox is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As issued, SFAS No. 123 (R) was effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) amended the compliance date for SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005. Cox is currently assessing the impact of this statement on its consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)- Continued

3. Going-Private Transaction

     On December 8, 2004, CEI completed the going-private transaction, and Cox became a wholly owned subsidiary of CEI. The aggregate purchase price (exclusive of estimated fees and expenses) was approximately $8.4 billion. The purchase price was funded by both CEI and Cox. Of the total $8.4 billion, CEI paid approximately $1.5 billion, with Cox paying the remaining approximate $6.9 billion, which was funded primarily through borrowings under lines of credit and the issuance of senior notes of varying maturities.

     Approximately 50.2 million shares of common stock were not tendered and purchased through the tender offer. These shares were converted into the right to receive $34.75 per share in cash, without interest, and cancelled as part of the follow-on merger. As of March 31, 2005, Cox had a remaining cash obligation to purchase the untendered shares of approximately $15.9 million, which is reflected as Cash obligation to untendered shareholders in the accompanying condensed consolidated balance sheet.

     CEI elected to apply push-down basis accounting with respect to shares acquired in the going-private transaction. Accordingly, the aggregate $8.4 billion purchase price has been “pushed-down” to the condensed consolidated financial statements of Cox. As a result, the net tangible and intangible assets of Cox at March 31, 2005 and December 31, 2004 have been stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction pursuant to the purchase method of accounting for business combinations. These initial purchase price allocations were based on preliminary estimated fair values of the net tangible and intangible assets as of the acquisition date and may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of an independent appraisal process expected to be completed during 2005.

4. Investments

	March 31	December 31
	2005	2004
	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$419	$339
Derivative instruments	909	939
Equity method investments	1,159,783	1,159,290
Investments stated at cost	11,079	11,079

Total investments	$1,172,190	$1,171,647

Investments Stated at Fair Value

     The aggregate cost of Cox’s investments stated at fair value at March 31, 2005 and December 31, 2004 was $1.6 million. Gross unrealized gains on investments were $0.1 million at March 31, 2005 and December 31, 2004.

     Gross realized gains and losses on investments are as follows:

	Three Months Ended March 31
	2005	2004
	(Thousands of Dollars)
Realized gains	$2	$26,809
Realized losses	—	—

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)- Continued

     Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in Note 7. “Derivative Instruments and Hedging Activities.”

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

Equity Method Investments

     Discovery Communications, Inc. The principal businesses of Discovery are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe and the retail businesses of Discovery.com. In 2000, Cox ceased applying the equity method on its investment in Discovery as Cox’s cumulative proportionate share of equity in net losses exceeded the carrying amount of the investment. As of March 31, 2005, Cox has not resumed applying the equity method on its investment in Discovery, as Cox’s proportionate share of equity in net income has not exceeded its share of net losses not recognized during the period in which the equity method has been suspended.

     As part of the going-private transaction and the related push-down basis accounting pursuant to the purchase method of accounting for business combinations, as further described in Note 3. “Going-Private Transaction,” Cox’s investment in Discovery was stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction. Accordingly, a purchase price adjustment of approximately $1.1 billion is reflected in the accompanying condensed consolidated balance sheet as of March 31, 2005 and December 31, 2004.

Other

     During the first quarter of 2004, Cox sold certain other non-strategic investments for aggregate net proceeds of approximately $10.3 million. Cox recognized a pre-tax gain of $7.3 million on the sale of these investments.

     Cox has several other fair value, equity and cost method investments that were not, individually or in the aggregate, significant in relation to the Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004.

5. Intangible Assets

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)- Continued

Emerging Issues Task Force Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, whereby Cox considers assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets.

     In September 2004, the SEC announced that a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141, Business Combinations, and that registrants should apply a direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, registrants who had applied the residual method to the valuation of intangible assets for purposes of impairment testing were required to perform an impairment test, a transition impairment test, using a direct value method on all intangible assets that had been previously valued using the residual method under SFAS No. 142 no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method, including the related deferred tax effects, were to be reported as a cumulative effect of a change in accounting principle.

     Consistent with this SEC position, Cox began applying a direct value method to determine the fair value of its indefinite-lived intangible assets comprised of cable franchise rights, acquired prior to September 29, 2004. During the fourth quarter of 2004, Cox performed a transition impairment test, which resulted in a charge of approximately $2.0 billion ($1.2 billion, net of tax).

     Also during the fourth quarter of 2004, Cox revised its marketplace assumption surrounding its estimated cost of capital as a result of the going-private transaction. In accordance with SFAS No. 142, Cox performed an impairment test, which along with the revised estimated cost of capital, included a revised long-range operating forecast. As a result of the impairment test, Cox recognized an impairment charge of approximately $2.4 billion related to its cable franchise rights, as calculated using a direct value method.

     As part of the going-private transaction and the related push-down basis accounting pursuant to the purchase method of accounting for business combinations, as further described in Note 3. “Going-Private Transaction,” Cox recorded customer relationship, trade name and goodwill intangibles. The trade name intangible asset, which represents the value associated with the Cox name, is deemed to have an indefinite useful life.

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

     Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets, which are no longer amortized:

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)- Continued

		March 31, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(Thousands of Dollars)
Intangible assets subject to amortization	$662,676	$56,630	$606,046	$659,967	$30,743	$629,224
Trade name			380,844			380,844
Franchise value			18,319,384			18,319,384
Goodwill			106,889			106,889

Total intangible assets			$19,413,163			$19,436,341

6. Debt

	March 31	December 31
	2005	2004
	(Thousands of Dollars)
Revolving credit facilities	$2,050,000	$1,650,000
Commercial paper	—	96,142
Term loan	2,000,000	2,000,000
Medium-term notes	264,446	264,429
Notes and debentures	8,739,300	8,765,359
Exchangeable subordinated debentures	19,892	19,546
Capitalized lease obligations	192,437	209,576
Other	20,572	20,683

	13,286,647	13,025,735
Less current portion	58,613	59,962

Total long-term debt	$13,228,034	$12,965,773

     See Note 7. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivative instruments embedded in the exchangeable subordinated debentures, which have been classified as a component of debt in the Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004.

Revolving Credit Facilities

     In June 2004, Cox entered into a new five-year, unsecured revolving bank credit facility with a capacity of $1.25 billion which will be available through June 4, 2009. This credit facility replaced Cox’s $900.0 million 364-day and $900.0 million five-year revolving bank credit facilities. In December 2004, Cox entered into a second five-year, unsecured revolving bank credit facility with a capacity of $1.5 billion. Also in December 2004, Cox amended and restated its June 2004 facility to conform the terms with the new facility. At Cox’s election, the interest rate on the credit agreements is based on London Interbank Offered Rate (LIBOR), the Federal funds rate or an alternate base rate. The credit agreements also impose commitment fees on the unused portion of the total amounts available based on Cox’s corporate credit ratings. At March 31, 2005, Cox had outstanding borrowings of $1.1 billion and $922.5 million under the $1.5 billion facility and the $1.25 billion facility, respectively. At December 31, 2004, Cox had outstanding borrowings of $907.5 million and $742.5 million under the $1.5 billion facility and the $1.25 billion facility, respectively. At March 31, 2005 and December 31, 2004, Cox was in compliance with the covenants of its credit facilities.

Exchangeable Subordinated Debentures

     Exchangeable subordinated debentures at March 31, 2005 are comprised of $62.3 million aggregate principal amount at maturity of exchangeable subordinated discount debentures, referred to as Discount Debentures.

Interest Rate Swaps

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)- Continued

     Cox utilizes interest rate swap agreements to manage its exposure to changes in interest rates associated with certain of its fixed-rate debt obligations whereby these fixed-rate debt obligations are effectively converted into floating-rate debt obligations. The variable rates with respect to Cox’s interest rate swaps are adjusted quarterly or semi-annually based on LIBOR. The notional amounts with respect to the interest rate swaps do not quantify risk, but are used in the determination of cash settlements under the interest rate swap agreements. Cox is exposed to a credit loss in the event of nonperformance by the counterparties; however, these counterparties are major financial institutions, rated investment grade or better. Accordingly, Cox does not anticipate nonperformance by the counterparties. For a further discussion regarding Cox’s accounting for interest rate swaps, see Note 7. “Derivative Instruments and Hedging Activities.”

     The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swap agreements at March 31, 2005 and December 31, 2004:

	March 31	December 31
	2005	2004
Notional amount (in thousands)	$1,375,000	$1,375,000
Weighted average fixed interest rate received	7.35%	7.35%
Weighted average floating interest rate paid	4.95%	4.37%
Maturity	2005 – 2009	2005 - 2009

     As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced by $8.0 million and $18.1 million, respectively, during the three months ended March 31, 2005 and 2004.

7. Derivative Instruments and Hedging Activities

     Cox accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires all freestanding and embedded derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and accounted for as either fair value hedges or cash flow hedges pursuant to the provisions of SFAS No. 133.

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)- Continued

     Cox recorded nominal pre-tax losses on derivative instruments during the three months ended March 31, 2005 and 2004 related to its stock purchase warrants. Following is a summary of Cox’s derivative instruments.

Interest Rate Swap Agreements

     Cox utilizes interest rate swap agreements designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other liabilities as of March 31, 2005 and other assets as of December 31, 2004 with the corresponding fixed-rate debt obligations being classified as a component of debt in the Condensed Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative liability of $6.1 million at March 31, 2005 and a derivative asset of $16.4 million at December 31, 2004.

Exchangeable Subordinated Debentures

     As of March 31, 2005, Cox had one series of exchangeable subordinated debentures outstanding, referred to as Discount Debentures. The Discount Debentures meet the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments are comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derives its value, in part, based on the trading price of Sprint common stock (FON), U.S. Treasury rates and Cox’s credit spreads. Cox has not designated these embedded derivatives as a hedge of its investment in FON common stock. As a result, changes in the fair value of these embedded derivatives are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these embedded derivatives approximated a derivative obligation of $0 at March 31, 2005 and December 31, 2004.

Stock Purchase Warrants

     Cox holds warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by the delivery of net shares such that Cox pays no cash upon exercise are deemed freestanding derivative instruments, as prescribed by SFAS No. 133. Cox has not designated net share warrants as hedging instruments; accordingly, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations. The aggregate fair value of these warrants approximated a derivative asset of $0.9 million at March 31, 2005 and December 31, 2004, and has been classified as a component of investments in the Condensed Consolidated Balance Sheets.

8. Transactions with Affiliated Companies

     Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. The amount due to CEI from Cox was $60.3 million and $5.6 million at March 31, 2005 and December 31, 2004, respectively. The interest rate was 3.0% and 2.4% at March 31, 2005 and December 31, 2004, respectively. Included in amounts due from CEI are the following transactions:

(Thousands of Dollars)
Intercompany due to CEI, December 31, 2004	$5,573
Cash transferred to CEI	(58,366)
Net operating expense reimbursements	113,095

Intercompany due to CEI, March 31, 2005	$60,302

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)- Continued

9. Retirement Plans

     The following table provides a detail of the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005		2004
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
		(Thousands of Dollars)
Service cost	$8,972	$1,576	$7,193	$1,338
Interest cost	6,141	951	5,271	777
Expected return on plan assets	(7,087)	(416)	(5,791)	(301)
Prior service cost amortization	33	—	59	—
Actuarial loss amortization	357	10	895	75

Net periodic benefit cost	$8,416	$2,121	$7,627	$1,889

     In December 2004, Cox contributed $10.0 million of its overall 2004 minimum required contribution; the remaining $28.8 million will be contributed during 2005. Cox expects to contribute $6.0 million to its other postretirement benefit plans during 2005.

10. Supplemental Financial Information

	March 31	December 31
	2005	2004
	(Thousands of Dollars)
Other current assets
Inventory	$68,014	$68,221
Prepaid assets	52,116	31,974
Deferred income tax asset	33,988	33,988
Other	3,041	2,203

Total other current assets	$157,159	$136,386

Other current liabilities
Deposits and advances	$112,602	$103,800
Income tax payable	117,097	121,269
Other	101,758	114,673

Total other current liabilities	$331,457	$339,742

	Three Months Ended
	March 31
	2005	2004
	(Thousands of Dollars)
Additional cash flow information
Cash paid for interest	$104,480	$69,030
Cash paid for income taxes	39,603	20,169

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

11. Commitments and Contingencies

     In connection with certain of Cox’s recent acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of March 31, 2005, Cox believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.

     On November 14, 2000, GTE.NET, L.L.C. d/b/a Verizon Internet Solutions and Verizon Select Services, Inc. filed suit against Cox in the United States District Court for the Southern District of California. Verizon alleged that Cox has violated various sections of the Communications Act of 1934 by allegedly refusing to provide Verizon with broadband telecommunications service and interconnection, among other things. On November 29, 2000, Verizon amended its complaint to add CoxCom, Inc. (CoxCom), a subsidiary of Cox, as an additional defendant. On January 8, 2002, Verizon filed a second amended complaint, dropping its claims for interconnections and damages. Verizon seeks various forms of relief, including declaratory and injunctive relief. On January 29, 2002, the District Court granted defendants’ motion to stay the case on primary jurisdiction grounds. Cox and CoxCom intend to defend this action vigorously. The outcome cannot be predicted at this time.

     Cox @Home, Inc., a wholly-owned subsidiary of Cox, is a stockholder of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001. On September 24, 2002, a committee of bondholders of Excite@Home sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleged the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. On September 30, 2003, the Delaware District Court ordered the action transferred to the United States District Court for the Southern District of New York. On December 22, 2003, Cox and Cox@Home filed a motion to dismiss, or, in the alternative, for judgment on the pleadings, with respect to the Section 16(b) claim. On August 12, 2004, the court granted Cox’s and Cox @Home’s motion and dismissed the Section 16(b) claim. Cox and Cox @Home, among others, subsequently entered into an agreement with Excite@Home tolling the statute of limitations on the remaining claim for purported breach of fiduciary duty, and on December 3, 2004, the court dismissed that claim without prejudice. On January 4, 2005, plaintiff noticed its appeal of the dismissal of the Section 16(b) claim to the United States Court of the Appeals for the Second Circuit. Briefing on the appeal has been completed. Cox and Cox @Home intend to defend this action vigorously. The outcome cannot be predicted at this time.

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

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

     On January 13, 2005, an individual shareholder and several mutual funds who purportedly were members of the plaintiff class filed a joint objection to the requested attorneys’ fees sought by plaintiffs’ counsel, but did not object to the proposed settlement itself. On March 16, 2005, the Delaware Court of Chancery held a hearing at which the court considered the merits of the proposed settlement of the Delaware action. On March 18, 2005, the Delaware court entered a final order approving the proposed settlement, certifying the requested class, and dismissing the claims asserted against the defendants with prejudice. The time to appeal this order has expired, and no appeal was taken. The court separately will consider the plaintiffs’ pending request for attorneys’ fees on May 9, 2005.

     Pursuant to the Georgia memorandum of understanding, the parties to the Georgia actions have agreed jointly to seek the dismissal with prejudice of the Georgia actions within two business days of the date that the Delaware court’s orders approving the settlement and addressing the Delaware plaintiffs’ request for attorneys’ fees become final and are no longer subject to further appeal or review. In addition, in connection with the joint motion, the plaintiffs in the Georgia actions will seek the Georgia court’s authorization for Cox to satisfy an award of attorneys’ fees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2005 and 2004.

Results of Operations

     The following table sets forth summarized consolidated financial information for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31
	2005	2004	$ Change	% Change
	(Thousands of Dollars)
Revenues	$1,704,060	$1,540,357	$163,703	11%
Cost of services	681,899	635,816	46,083	7%
Selling, general and administrative expenses	368,569	337,308	31,261	9%
Depreciation and amortization	434,196	392,066	42,130	11%

Operating income	219,396	175,167	44,229	25%
Interest expense	(163,488)	(96,612)	(66,876)	69%
Loss on derivative instruments, net	(30)	(39)	9	(23%)
Gain on investments, net	2	26,809	(26,807)	(100%)
Other, net	218	(1,509)	1,727	(114%)
Income tax expense	28,314	45,706	(17,392)	(38%)
Minority interest, net of tax	—	(985)	985	NM
Equity in net (losses) income of affiliated companies, net of tax	(772)	578	(1,350)	NM

Net income	$27,012	$57,703	$(30,691)	(53%)

NM denotes percentage is not meaningful

Revenues

     The following table sets forth summarized revenue information for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31
	2005	% of Total	2004	% of Total	$ Change	% Change
		(Thousands of Dollars)
Residential
Video	$989,481	58%	$950,631	62%	$38,849	4%
Data	321,269	19%	257,683	17%	63,586	25%
Telephony	169,628	10%	133,960	9%	35,668	27%
Other	26,618	1%	26,507	1%	111	—%

Total residential	1,506,996	88%	1,368,781	89%	138,214	10%
Commercial	99,344	6%	83,183	5%	16,161	19%
Advertising	97,720	6%	88,393	6%	9,327	11%

Total revenues	$1,704,060	100%	$1,540,357	100%	$163,703	11%

     The 11% increase in total revenues is primarily attributable to:

•	a 23% increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	an increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability; and

•	an increase in commercial broadband customers.

     Cox has experienced solid growth in digital cable, residential high-speed Internet and telephony customers. For the first quarter of 2005, Cox:

•	ended the quarter with approximately 6.3 million basic video customers, up 0.2% from March 31, 2004.

•	added 94,499 digital cable customers, which contributed to year-over-year growth of 13%.

•	added 177,413 high-speed Internet customers, which contributed to year-over-year growth of 28%.

•	added 111,522 telephony customers, which contributed to year-over-year growth of 33%.

     Cox expects its overall growth trend to continue; however, Cox has historically experienced slower customer growth in the second quarter, and management expects this trend to continue in 2005. Cox also anticipates continued customer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking, high-definition television and digital video recorders.

Costs and expenses (cost of services and selling, general and administrative expenses)

     The following table sets forth summarized operating expenses for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31
	2005	2004	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$347,785	$317,659	$30,126	9%
Other cost of services	334,114	318,157	15,957	5%

Total cost of services	681,899	635,816	46,083	7%

Selling, general and administrative
Marketing	86,958	78,982	7,976	10%
General and administrative	281,611	258,326	23,285	9%

Total selling, general and administrative	368,569	337,308	31,261	9%

Total costs and expenses	$1,050,468	$973,124	$77,344	8%

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

          Cost of services increased $46.1 million over the comparable period in 2004 due to a $30.1 million increase in programming costs reflecting programming rate increases and customer growth. Approximately 8% of the increase in programming costs was attributable to programming rate increases, and 1% was related to customer growth. Other cost of services increased $16.0 million, primarily due to 11% growth in total customers over the last twelve months, partially offset by cost savings achieved through successful field service initiatives.

     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $31.3 million primarily due to:

•	a $23.3 million increase in general and administrative expenses primarily related to increased salaries and benefits; and

•	an $8.0 million increase in marketing expense primarily due to additional marketing related to new video products, as well as a 9% increase in costs associated with Cox Media, Cox’s advertising sales business.

     Cox expects continued increases in programming costs and will continue to pass through some portion of these increases to its customers. In addition, Cox expects to have continued growth in advanced services, which include digital cable, high-speed Internet access and telephony, both as a result of increased penetration where these services were available in 2004 and continued roll-out of these services in new areas during 2005. As a result of these trends, Cox expects its cost of services and, to a lesser degree, selling, general and administrative expenses to continue to increase.

Depreciation and amortization

     Depreciation and amortization increased to $434.2 million from $392.1 million in the first quarter of 2004 due to an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services. Cox will continue to invest in its broadband network and new services, which management expects will result in increased revenues to offset increased depreciation expense.

Interest expense

     Interest expense increased 69% to $163.5 million primarily due to increased outstanding indebtedness incurred in December 2004 as a result of the going-private transaction discussed further in Note 3. “Going- Private Transaction” in Part 1, Item 1. “Condensed Consolidated Financial Statements.”

Gain on investments, net

     The net gain on investments for the three months ended March 31, 2004 of $26.8 million was due to a $19.5 million pre-tax gain on the sale of 0.1 million shares of Sprint PCS preferred stock and a $7.3 million pre-tax gain on the sale of certain non-strategic investments.

Equity in net (losses) income of affiliated companies, net of tax

     Equity in net losses of affiliated companies for the first quarter of 2005 was $0.8 million compared to equity in net income of affiliated companies of $0.6 million for the first quarter of 2004. Generally, this loss or income is attributable to Cox’s proportionate share of the investee’s loss or income. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.

Net income

     Net income for the first quarter of 2005 was $27.0 million compared to $57.7 million for the comparable period in 2004.

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

     During the three months ended March 31, 2005, Cox made capital expenditures of $332.0 million. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises and costs associated with network equipment used to enter new service areas.

     Cox expects total capital expenditures for 2005 to be slightly greater than its 2004 level of capital spending, primarily as a result of the robust demand for new products and services. Although management continuously reviews industry and economic conditions to identify opportunities, Cox does not have any current plans to make any material acquisitions or enter into any material cable system exchanges in 2005. In March 2005, Cox announced it is exploring a sale of five cable operations serving approximately 900,000 subscribers.

     Net commercial paper repayments during the three months ended March 31, 2005 were $96.9 million.

Sources of Cash

     During the three months ended March 31, 2005, Cox generated $423.0 million from operating activities. Borrowings under revolving credit agreements were $400.0 million and were used primarily to fund the purchase of untendered shares of former public stock that were converted into the right to receive cash as part of the follow-on merger.

Recent Developments

     On April 7, 2005, Double C Technologies, LLC, an entity majority owned and controlled by Comcast Corporation with a minority interest by Cox, completed its purchase of substantially all of the North American assets of Liberate Technologies, a provider of software that enables cable operators to run multiple service, including high-definition television, video on demand and personal video recorders, on multiple platforms. Liberate Technologies received cash consideration of approximately $82.0 million, and in connection with closing, Cox contributed $30.0 million to Double C Technologies, of which $27.0 million was used to fund the purchase of the Liberate North American assets. Cox financed its contribution with commercial paper borrowings.

     In 2003, Cox purchased approximately 96.6% of its outstanding exchangeable subordinated discount debentures due 2020 (Discount Debentures) pursuant to a cash tender offer. On March 17, 2005, Cox notified holders of the Discount Debentures that it would redeem all remaining outstanding Discount Debentures on April 20, 2005. Cox funded the aggregate $32.5 million redemption price with commercial paper borrowings. In connection with the redemption, the Discount Debentures were de-listed from the New York Stock Exchange, and Cox filed a Form 15 with the Securities and Exchange Commission to deregister the Discount Debentures on April 20, 2005.

Caution Concerning Forward-Looking Statements

     This Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. These factors include competition within the broadband communications industry, Cox’s ability to achieve anticipated subscriber and revenue growth, Cox’s success in implementing new services and other operating initiatives, and Cox’s ability to generate sufficient cash flow to meet debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the “Caution Concerning Forward-Looking Statements”

section of Cox’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Cox assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Cox has estimated the fair value of its financial instruments as of March 31, 2005 and December 31, 2004 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.

     The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox’s investments stated at fair value are estimated and recorded based on quoted market prices. The fair value of Cox’s equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly-traded and privately-held entities. Additional information pertinent to the value of Cox’s investments is discussed in Note 4. “Investments” in Part I, Item 1. “Condensed Consolidated Financial Statements.”

     The fair value of interest rate swaps used for hedging purposes was approximately $(6.1) million and $16.4 million at March 31, 2005 and December 31, 2004, respectively, and represents the estimated amount that Cox would (pay)/receive upon termination of the swap agreements.

     Cox’s outstanding commercial paper bears interest at current market rates and, thus, approximates fair value at March 31, 2005 and December 31, 2004. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.

     The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at March 31, 2005 and December 31, 2004 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005			December 31, 2004
			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)
	(Millions of Dollars)
Fixed-rate notes and debentures	$8,716.8	$8,901.7	$9.380.1	$8,760.0	$9,092.6	$9,593.0
Exchangeable subordinated debentures	19.9	31.8	31.9	19.5	31.4	31.6

Item 4. Controls and Procedures

     Evaluation of Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of Cox (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Cox’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

     Changes in Internal Controls. There have been no significant changes in Cox’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out their evaluation, other than the migration to a new financial system that began as of January 1, 2005. The migration, which represents a culmination of more than a year of preparation, testing and training, is scheduled to take place in planned stages over the course of 2005. Implementation of the new financial system necessarily involves changes to Cox’s procedures for control over financial reporting. Cox’s Chief Executive Officer and Chief Financial Officer believe that throughout this migration process, Cox has maintained internal financial controls sufficient to ensure appropriate internal control over financial reporting for the quarter ended March 31, 2005.

Part II - Other Information

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits

(a) Exhibits:

3.1	–	Certificate of Incorporation of Cox Communications, Inc., as amended (incorporated by reference to exhibit 3.1 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

3.2	–	Bylaws of Cox Communications, Inc. (incorporated by reference to exhibit 3.2 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

4.1	–	Indenture, dated as of June 27, 1995, between Cox Communications, Inc. and The Bank of New York, as Trustee, relating to the debt securities (incorporated by reference to exhibit 4.1 to Cox’s Registration Statement on Form S-1, file no. 33-99116, filed on November 8, 1995) (global notes representing Cox’s senior unsecured non-convertible debt have not been filed or incorporated by reference in accordance with Item 601(b)(4)(iii) of Regulation S-K, and Cox agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request).

4.2	–	Seventh Supplemental Indenture, dated as of December 15, 2004, between Cox Communications, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.1 to Cox’s Current Report on Form 8-K, filed on December 16, 2004).

4.3	–	Agreement of Resignation, Appointment and Acceptance, effective as of April 27, 2005, by and among Cox Communications, Inc., The Bank of New York and The Bank of New York Trust Company.

10.1	–	Cox Communications, Inc. 2005 Performance Plan (management contract or compensatory plan) (incorporated by reference to exhibit 10.1 to Cox’s Current Report on Form 8-K, filed on March 21, 2005).

10.2	–	Form of Performance Award Statement (management contract or compensatory plan) (incorporated by reference to exhibit 10.2 to Cox’s Current Report on Form 8-K, filed on March 21, 2005).

21	–	Subsidiaries of Cox Communications, Inc.

31.1	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	–	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.

Date: May 9, 2005	/s/ Jimmy W. Hayes

Jimmy W. Hayes
Executive Vice President, Finance
and Chief Financial Officer
(principal financial officer and
duly authorized officer)