Form 10-Q
period 2005-06-30
COX COMMUNICATIONS INC /DE/
filed 2005-08-09
CIK 25305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     There were 556,170,238 shares of Class A Common Stock, par value $0.01 per share, and 27,597,792 shares of Class C Common Stock, par value $0.01 per share, outstanding as of July 30, 2005.

Cox Communications, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2005
Preliminary Note
     This quarterly report on Form 10-Q is for the three and six month periods ended June 30, 2005. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The SEC allows Cox to “incorporate by reference” information that Cox files with it, which means that Cox can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Cox files with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise.

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements
Cox Communications, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2005	2004
	(unaudited)
	(Thousands of Dollars)
Assets
Current assets
Cash	$85,761	$76,339
Accounts and notes receivable, less allowance for doubtful accounts of $24,605 and $26,482	421,204	394,540
Other current assets	191,859	136,386

Total current assets	698,824	607,265

Net plant and equipment	7,771,768	7,942,699
Investments	1,212,010	1,171,647
Intangible assets	19,284,204	19,329,452
Goodwill	106,889	106,889
Other noncurrent assets	70,787	95,789

Total assets	$29,144,482	$29,253,741

Liabilities and Shareholder’s equity
Current liabilities
Accounts payable and accrued expenses	$880,507	$797,553
Other current liabilities	282,767	339,742
Cash obligation to untendered shareholders	10,853	483,603
Current portion of long-term debt	54,922	59,962
Amounts due to Cox Enterprises, Inc. (CEI)	92,588	5,573

Total current liabilities	1,321,637	1,686,433

Deferred income taxes	8,284,725	8,326,574
Other noncurrent liabilities	127,477	148,733
Long-term debt, less current portion	13,236,536	12,965,773

Total liabilities	22,970,375	23,127,513

Commitments and contingencies (Note 11)

Shareholder’s equity
Class A common stock, $0.01 par value; 671,000,000 shares authorized; shares issued and outstanding: 556,170,238	5,562	5,562
Class C common stock, $0.01 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	276	276
Additional paid-in capital	4,804,645	4,802,117
Retained earnings	1,363,512	1,318,218
Accumulated other comprehensive income	112	55

Total shareholder’s equity	6,174,107	6,126,228

Total liabilities and shareholder’s equity	$29,144,482	$29,253,741

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
	(unaudited)
	(Thousands of Dollars)
Revenues	$1,776,653	$1,595,240	$3,480,713	$3,135,597
Costs and expenses
Cost of services (excluding depreciation and amortization)	709,485	644,627	1,391,384	1,280,443
Selling, general and administrative expenses (excluding depreciation and amortization)	375,051	334,576	743,620	671,884
Depreciation and amortization	463,204	397,114	897,400	789,180
Loss on sale of cable systems	—	5,021	—	5,021

Operating income	228,913	213,902	448,309	389,069
Interest expense	(171,661)	(95,591)	(335,149)	(192,203)
Loss on derivative instruments, net	(48)	(15)	(78)	(54)
(Loss) gain on investments, net	(2,723)	2,326	(2,721)	29,135
Loss on extinguishment of debt	(13,019)	(7,006)	(13,019)	(7,006)
Other, net	(585)	(258)	(367)	(1,767)

Income before income taxes, minority interest and equity in net losses of affiliated companies	40,877	113,358	96,975	217,174
Income tax expense	21,061	50,359	49,375	96,065

Income before minority interest and equity in net losses of affiliated companies	19,816	62,999	47,600	121,109
Minority interest, net of tax	—	413	—	(572)
Equity in net losses of affiliated companies, net of tax of $1,016, $436, $1,523 and $43, respectively	(1,534)	(730)	(2,306)	(152)

Net income	$18,282	$62,682	$45,294	$120,385

See notes to condensed consolidated financial statements.

Cox Communication’s, Inc.
Condensed Consolidated Statement of Shareholder’s Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Comprehensive
	Class A	Class C	Capital	Earnings	Income	Total	Income
	(unaudited)
	(Thousands of Dollars)
December 31, 2004	$5,562	$276	$4,802,117	$1,318,218	$55	$6,126,228
Net income				45,294		45,294	$45,294

Expenses incurred pursuant to the going-private transaction paid by CEI on behalf of Cox			2,528			2,528

Other comprehensive income					57	57	57

Comprehensive income							$45,351

June 30, 2005	$5,562	$276	$4,804,645	$1,363,512	$112	$6,174,107

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months
	Ended June 30
	2005	2004
	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net income	$45,294	$120,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	897,400	789,180
Loss on sale of cable system	—	5,021
Deferred income taxes	(39,914)	53,333
Loss on derivative instruments, net	78	54
Loss on extinguishment of debt	13,019	7,006
Loss (gain) on investments, net	2,721	(29,135)
Minority interest, net of tax	—	572
Equity in net losses of affiliated companies, net of tax	2,306	152
Other, net	1,651	6,181
Increase in accounts and notes receivable	(26,664)	(9,510)
Increase in other assets	(49,994)	(17,040)
Increase (decrease) in accounts payable and accrued expenses	25,129	(55,019)
(Decrease) increase in taxes payable	(39,188)	18,178
Decrease in other liabilities	(42,764)	(31,938)

Net cash provided by operating activities	789,074	857,420

Cash flows from investing activities
Capital expenditures	(661,183)	(617,869)
Investments in affiliated companies	(43,554)	(15,827)
Proceeds from the sale and exchange of investments	—	70,230
Increase in amounts due from CEI	—	(10,871)
Proceeds from the sale of cable systems	—	53,076
Other, net	15,394	12,312

Net cash used in investing activities	(689,343)	(508,949)

Cash flows from financing activities
Revolving credit facilities borrowings, net	575,000	—
Commercial paper borrowings (repayments), net	111,938	(266,308)
Repayment of debt	(460,021)	(72,549)
Payments to acquire Cox’s former public stock	(472,750)	—
Proceeds from exercise of stock options	—	2,154
Increase (decrease) in amounts due to CEI	87,015	(3,980)
Other, net	68,509	(16,261)

Net cash used in financing activities	(90,309)	(356,944)

Net increase (decrease) in cash	9,422	(8,473)
Cash at beginning of period	76,339	83,841

Cash at end of period	$85,761	$75,368

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005
1. Organization and Basis of Presentation
     Cox Communications, Inc. (Cox) is a multi-service broadband communications company serving approximately 6.7 million customers nationwide. Cox is the nation’s third-largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.
     Prior to December 2004, Cox was an indirect, majority-owned subsidiary of Cox Enterprises, Inc. (CEI). In October 2004, CEI and two of its wholly-owned subsidiaries entered into an Agreement and Plan of Merger with Cox. Pursuant to this merger agreement, Cox and one of the CEI subsidiaries commenced a joint tender offer to purchase all of the shares of Cox Class A common stock not beneficially owned by CEI. In connection with the consummation of the joint tender offer and related follow-on merger, Cox was merged with a CEI subsidiary, with Cox as the surviving corporation. Accordingly, at December 31, 2004 and June 30, 2005, Cox was a wholly-owned subsidiary of CEI. In this report, the going-private transaction refers to the joint tender offer and the follow-on merger collectively.
     The accompanying unaudited interim condensed consolidated financial statements of Cox have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary for the fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cox’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
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
Stock Compensation Plans
At June 30, 2005, Cox had one stock-based compensation plan for employees, a Long-Term Incentive Plan (LTIP). Cox has not made any awards under the LTIP in 2005 and does not expect to make awards under the LTIP in the future. At June 30, 2004, Cox had the LTIP and an Employee Stock Purchase Plan (ESPP). Both of these plans are more fully described in Cox’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Cox accounted for these plans under the intrinsic value method, which

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying Class A common stock, par value $1.00 per share (former public stock), on the grant date; therefore, no employee compensation cost was reflected in net income with respect to options. Further, the ESPP was a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP. Cox recognized compensation cost related to restricted stock awards granted under the LTIP, as the exercise price of the awards was less than the market value of the underlying former public stock on the grant date. There were no restricted stock awards outstanding during the six months ended June 30, 2005.
     The following table illustrates the effect on net income if Cox had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made in 2004: weighted average expected volatilities at each grant date averaging 22.9%, no payment of dividends, expected life of six years and weighted average risk-free interest rates calculated at each grant date and averaging 3.2%.

	Three Months Ended
	June 30
	2005	2004
Net income, as reported	$18,282	$62,682
Add: Stock-based compensation, as reported	—	1,319
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(50)	(8,337)

Pro forma net income	$18,232	$55,664

	Six Months Ended
	June 30
	2005	2004
Net income, as reported	$45,294	$120,385
Add: Stock-based compensation, as reported	—	2,024
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(5,854)	(15,101)

Pro forma net income	$39,440	$107,308
Other Compensation Plans
     On March 17, 2005, Cox adopted the Cox Communications, Inc. 2005 Performance Plan. Each participant in the Performance Plan has been assigned a target award under the Performance Plan. The performance goal for the Performance Plan is the amount of Cox’s cumulative operating cash flow in excess of its cumulative capital expenditures measured over the measurement period. For this purpose, the measurement period generally covers the period from January 1, 2005 through December 31, 2009. Cox recognizes the related expense ratably over the service period. The maximum award payable under the Performance Plan is equal to 200% of a participant’s target award, and the maximum award payable under the Performance Plan to any participant who terminates employment other than for reason of retirement, disability, death or involuntary termination of employment solely as a result of the consummation of certain transactions in which assets are sold by Cox or its affiliates is equal to 100% of a participant’s target award. The minimum award payable under the Performance Plan is zero. The earned award then is multiplied by the participant’s vested percentage in the award based on continual

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
employment with Cox and its affiliates to determine the actual amount of the payment. If a participant’s employment is terminated on account of cause, then no benefit shall be paid under the Performance Plan. All distributions of awards under the Performance Plan will be in the form of a lump sum cash payment.
     The cost of awards made under the Performance Plan is charged to selling, general and administrative expense over the applicable vesting periods. Amounts charged to expense by Cox under the Performance Plan were $10.6 million for the three months ended June 30, 2005.
     During the second quarter of 2005, certain Cox executives and key employees became participants in the Cox Enterprises, Inc. Unit Appreciation Plan (CEI UAP). The CEI UAP provides for payment of benefits in the form of cash to certain executives and key employees generally five years after the date of award. Unit benefits are based upon the excess, if any, of the fair value of a share of Cox Enterprises’ common stock on the date five years after the effective date of award over a base amount as of the effective date of such award. Management determines fair values by utilizing the services of independent appraisers. The CEI UAP provides for a maximum unit benefit of 150% of the base amount and benefits vest over the five-year period following the date of award.
     The cost of awards made under the CEI UAP is charged to selling, general and administrative expense over the applicable vesting periods. Amounts charged by Cox to expense under the CEI UAP were $2.7 million for the three months ended June 30, 2005.
Recently Issued Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 143-1, Accounting for Electronic Equipment Waste Obligations, that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The guidance in FAS 143-1 applies to the later of the company’s fiscal quarter ended June 30, 2005 or the date of the adoption of the law by the applicable European Union (EU) member country. The adoption of the FSP in the current quarter did not have a material effect on Cox’s unaudited Condensed Consolidated Financial Statements. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, Cox cannot estimate the effect of applying this guidance in future periods.
     In June 2005, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 is effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. EITF 04-5 is not anticipated to have a material effect on Cox’s financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
SFAS No. 154 is not anticipated to have a material effect on Cox’s financial position or results of operations.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for Cox no later than December 31, 2005. Cox is currently assessing the impact of FIN 47 on its consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 (SFAS No. 153). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not anticipated to have a material effect on Cox’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (SFAS 123 (R)). This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, Cox is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As issued, SFAS No. 123 (R) would have been effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) amended the compliance date for SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005. Cox is currently assessing the impact of this statement on its consolidated financial statements.
3. Going-Private Transaction
     On December 8, 2004, the going-private transaction was completed, and Cox became a wholly owned subsidiary of CEI. The aggregate purchase price (exclusive of estimated fees and expenses) was approximately $8.4 billion. The purchase price was funded by both CEI and Cox. Of the total $8.4 billion, CEI paid approximately $1.5 billion, with Cox paying the remaining approximate $6.9 billion, which was funded primarily through borrowings under lines of credit and the issuance of senior notes of varying maturities.
     Approximately 50.2 million shares of common stock were not tendered and, consequently, the tender offer were converted into the right to receive $34.75 per share in cash, without interest, and cancelled as part of the merger that followed the closing of the tender offer. As of June 30, 2005, Cox had a remaining cash obligation to purchase the untendered shares and shares with respect to which appraisal rights had been perfected of approximately $10.9 million, which is reflected as Cash obligation to untendered shareholders in the accompanying condensed consolidated balance sheet.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
     CEI elected to apply push-down basis accounting with respect to shares acquired in the going-private transaction. Accordingly, the aggregate $8.4 billion purchase price has been “pushed-down” to the condensed consolidated financial statements of Cox. As a result, the net tangible and intangible assets of Cox at June 30, 2005 and December 31, 2004 have been stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction pursuant to the purchase method of accounting for business combinations. These initial purchase price allocations were based on preliminary estimated fair values of the net tangible and intangible assets as of the acquisition date and may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of an ongoing independent appraisal process expected to be completed during 2005.
4. Investments

	June 30	December 31
	2005	2004
	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$433	$339
Derivative instruments	152	939
Equity method investments	1,200,346	1,159,290
Investments stated at cost	11,079	11,079

Total investments	$1,212,010	$1,171,647

Investments Stated at Fair Value
     The aggregate cost of Cox’s investments stated at fair value at June 30, 2005 and December 31, 2004 was $0.4 million and $1.6 million. Gross unrealized gains on investments were $0.1 million at June 30, 2005 and December 31, 2004.
     Gross realized gains and losses on investments are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(Thousands of Dollars)
Realized gains	$—	$2,326	$2	$29,135
Realized losses	2,723	—	2,723	—
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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
Equity Method Investments
     TV Works, LLC (formerly known as Double C Technologies, LLC). During the second quarter of 2005, Cox contributed $43.0 million to TV Works, LLC, representing a 33% ownership interest in the entity, which is majority owned and controlled by Comcast Corporation. With the contribution from Cox as well as contributions from Comcast Corporation, TV Works, LLC completed its purchase of substantially all of the North American assets of Liberate Technologies as well as assets from other strategic companies.
     Discovery Communications, Inc. The principal businesses of Discovery are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe and the retail businesses of Discovery.com. In 2000, Cox ceased applying the equity method on its investment in Discovery as Cox’s cumulative proportionate share of equity in net losses exceeded the carrying amount of the investment. As of June 30, 2005, Cox has not resumed applying the equity method on its investment in Discovery, as Cox’s proportionate share of equity in net income has not exceeded its share of net losses not recognized during the period in which the equity method has been suspended.
     As part of the going-private transaction and the related push-down basis accounting pursuant to the purchase method of accounting for business combinations, as further described in Note 3. “Going-Private Transaction,” Cox’s investment in Discovery was stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction. Accordingly, a purchase price adjustment of approximately $1.1 billion is reflected in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004.
Other
     During the first quarter of 2004, Cox sold certain other non-strategic investments for aggregate net proceeds of approximately $10.3 million. Cox recognized a pre-tax gain of $7.3 million on the sale of these investments.
     Cox has several other fair value, equity and cost method investments that were not, individually or in the aggregate, significant in relation to the Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004.
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
     In September 2004, the SEC announced that a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141, Business Combinations, and

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
that registrants should apply a direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, registrants who had applied the residual method to the valuation of intangible assets for purposes of impairment testing were required to perform a transition impairment test using a direct value method on all intangible assets that had been previously valued using the residual method under SFAS No. 142 no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method, including the related deferred tax effects, were to be reported as a cumulative effect of a change in accounting principle.
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
     Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets, which are no longer amortized:

	June 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(Thousands of Dollars)
Intangible assets subject to amortization	$669,274	$85,297	$583,976	$659,967	$30,743	$629,224
Trade name			380,844			380,844
Franchise value			18,319,384			18,319,384

Intangible assets			$19,284,204			19,329,452

Goodwill			$106,889			$106,889

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
6. Debt

	June 30	December 31
	2005	2004
	(Thousands of Dollars)
Revolving credit facilities	$2,225,000	$1,650,000
Commercial paper	210,933	96,142
Term loan	2,000,000	2,000,000
Medium-term notes	264,463	264,429
Notes and debentures	8,370,085	8,765,359
Exchangeable subordinated debentures	—	19,546
Capitalized lease obligations	200,515	209,576
Other	20,462	20,683

	13,291,458	13,025,735
Less current portion	54,922	59,962

Total long-term debt	$13,236,536	$12,965,773

     See Note 7. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivative instruments embedded in the exchangeable subordinated debentures, which have been classified as a component of debt in the Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004.
Revolving Credit Facilities
     In June 2004, Cox entered into a new five-year, unsecured revolving bank credit facility with a capacity of $1.25 billion which will be available through June 4, 2009. This credit facility replaced Cox’s $900.0 million 364-day and $900.0 million five-year revolving bank credit facilities. In December 2004, Cox entered into a second five-year, unsecured revolving bank credit facility with a capacity of $1.5 billion. Also in December 2004, Cox amended and restated its June 2004 facility to conform the terms with the new facility. At Cox’s election, the interest rate on the credit agreements is based on London Interbank Offered Rate (LIBOR), the Federal funds rate or an alternate base rate. The credit agreements also impose commitment fees on the unused portion of the total amounts available based on Cox’s corporate credit ratings. At June 30, 2005, Cox had outstanding borrowings of $1.2 billion and $1.0 billion under the $1.5 billion facility and the $1.25 billion facility, respectively. At December 31, 2004, Cox had outstanding borrowings of $907.5 million and $742.5 million under the $1.5 billion facility and the $1.25 billion facility, respectively. At June 30, 2005 and December 31, 2004, Cox was in compliance with the covenants of its credit facilities.
Exchangeable Subordinated Debentures
     On April 20, 2005, Cox redeemed all remaining outstanding exchangeable subordinated discount debentures, referred to as Discount Debentures, for aggregate cash consideration of $32.5 million; as a result, Cox had no remaining exchangeable subordinated debentures outstanding at June 30, 2005.
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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
however, these counterparties are major financial institutions, rated investment grade or better. Accordingly, Cox does not anticipate nonperformance by the counterparties. For a further discussion regarding Cox’s accounting for interest rate swaps, see Note 7. “Derivative Instruments and Hedging Activities.”
     The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swap agreements at June 30, 2005 and December 31, 2004:

	June 30	December 31
	2005	2004
Notional amount (in thousands)	$1,000,000	$1,375,000
Weighted average fixed interest rate received	7.35%	7.35%
Weighted average floating interest rate paid	5.35%	4.37%
Maturity	2005 – 2009	2005 – 2009
     As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced (as compared to Cox’s fixed rate obligations absent the swap agreements) by $6.0 million and $14.0 million, respectively, during the three and six months ended June 30, 2005, and by $15.7 million and $33.8 million, respectively, during the same periods in the prior year.
7. Derivative Instruments and Hedging Activities
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
     As of June 30, 2005, Cox’s derivative financial instruments were primarily comprised of interest rate swap agreements. Cox utilizes these interest rate swaps to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets as of June 30, 2005 and December 31, 2004 with the corresponding fixed-rate debt obligations being

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
classified as a component of debt in the Condensed Consolidated Balance Sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative asset of $2.1 million and $16.4 million at June 30, 2005 and December 31, 2004, respectively.
8. Transactions with Affiliated Companies
     Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. The amount due to CEI from Cox was $92.6 million and $5.6 million at June 30, 2005 and December 31, 2004, respectively. The interest rate was 3.5% and 2.4% at June 30, 2005 and December 31, 2004, respectively. Included in amounts due from CEI are the following transactions:

(Thousands of Dollars)
Intercompany due to CEI, December 31, 2004	$5,573
Cash transferred to CEI	(211,002)
Net operating expense reimbursements	298,017

Intercompany due to CEI, June 30, 2005	$92,588

9. Retirement Plans
     The following table provides a detail of the components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30
	2005		2004
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
		(Thousands of Dollars)
Service cost	$8,972	$1,576	$8,714	$1,404
Interest cost	6,141	951	5,650	916
Expected return on plan assets	(7,087)	(415)	(7,408)	(445)
Prior service cost amortization	35	—	59	—
Actuarial loss amortization	438	17	1,037	27

Net periodic benefit cost	$8,499	$2,129	$8,052	$1,902

\

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

	Six Months Ended June 30
	2005		2004
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
		(Thousands of Dollars)
Service cost	$17,944	$3,152	$15,907	$2,742
Interest cost	12,282	1,902	10,921	1,693
Expected return on plan assets	(14,174)	(831)	(13,199)	(746)
Prior service cost amortization	68	—	118	—
Actuarial loss amortization	795	27	1,932	102

Net periodic benefit cost	$16,915	$4,250	$15,679	$3,791

     In December 2004, Cox contributed $10.0 million of its overall 2004 minimum required contribution; the remaining $28.8 million will be contributed during 2005. Cox expects to contribute $6.0 million to its other postretirement benefit plans during 2005.
10. Supplemental Financial Information

	June 30	December 31
	2005	2004
	(Thousands of Dollars)
Other current assets
Inventory	$95,416	$68,221
Prepaid assets	59,767	31,974
Deferred income tax asset	33,988	33,988
Other	2,688	2,203

Total other current assets	$191,859	$136,386

Other current liabilities
Deposits and advances	$110,867	$103,800
Income tax payable	82,529	121,269
Other	89,371	114,673

Total other current liabilities	$282,767	$339,742

	Six Months Ended
	June 30
	2005	2004
	(Thousands of Dollars)
Significant non-cash transactions
Conversion of Series A preferred stock to Class A common stock	$—	$365,635
Additional cash flow information
Cash paid for interest	$298,812	$188,611
Cash paid for income taxes	130,033	24,981
11. Commitments and Contingencies
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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
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
     On November 14, 2000, GTE.NET, L.L.C. d/b/a Verizon Internet Solutions and Verizon Select Services, Inc. filed suit against Cox in the United States District Court for the Southern District of California. Verizon alleged that Cox has violated various sections of the Communications Act of 1934 by allegedly refusing to provide Verizon with broadband telecommunications service and interconnection, among other things. On November 29, 2000, Verizon amended its complaint to add CoxCom, Inc. (CoxCom), a subsidiary of Cox, as an additional defendant. On January 8, 2002, Verizon filed a second amended complaint, dropping its claims for interconnections and damages. Verizon seeks various forms of relief, including declaratory and injunctive relief. On January 29, 2002, the District Court granted defendants’ motion to stay the case on primary jurisdiction grounds. Following the decision in NCTA v. Brand X, 125 S. Ct. 2688 (June 27, 2005), Verizon voluntarily moved to dismiss without prejudice, and on July 15, 2005, the court accepted the dismissal.
     On September 24, 2002, a committee of bondholders of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001, sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleged the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. On September 30, 2003, the Delaware District Court ordered the action transferred to the United States District Court for the Southern District of New York. On December 22, 2003, Cox and Cox @Home filed a motion to dismiss, or, in the alternative, for judgment on the pleadings, with respect to the Section 16(b) claim. On August 12, 2004, the court granted Cox’s and Cox @Home’s motion and dismissed the Section 16(b) claim. Cox and Cox @Home, among others, subsequently entered into an agreement with Excite@Home tolling the statute of limitations on the remaining claim for purported breach of fiduciary duty, and on December 3, 2004, the court dismissed that claim without prejudice. On January 4, 2005, plaintiff noticed its appeal of the dismissal of the Section 16(b) claim to the United States Court of the Appeals for the Second Circuit. Briefing on the appeal has been completed. On July 25, 2005, Excite@Home provided Cox and Cox @Home notice of termination of the tolling agreement applicable to Excite@Home’s claim for purported breach of fiduciary duty against Cox and Cox @Home. Excite@Home’s counsel also has informed counsel for Cox that Excite@Home intends to re-file the breach of fiduciary duty claim against Cox and Cox @Home. Cox and Cox @Home intend to defend this action vigorously. The outcome cannot be predicted at this time.
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
     On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case subsequently was consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. On March 10, 2005, the Court issued an order certifying a class of all persons and entities who purchased the publicly traded common stock of Excite@Home during the period March 28, 2000 through September 28, 2001, and directing that notice of the certification be given to the class. The class excludes the defendants in the action and certain of their related persons. The complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting “puffery,” dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. On February 17, 2004, the Court granted plaintiffs leave to file a motion to amend the complaint to add an additional claim for relief against all defendants under Section 14(a) of the Securities Exchange Act in connection with an allegedly false or misleading proxy statement issued by Excite@Home. On February 24, 2004, the Court granted Cox’s and Mr. Woodrow’s motion for reconsideration and dismissed plaintiffs’ allegations that Cox and Mr. Woodrow were “control persons” with respect to primary violations of Rule 10b-5 alleged to have occurred after August 28, 2000. On April 5, 2004, Cox and certain other defendants jointly filed a motion to dismiss the Section 14(a) cause of action that was added in plaintiffs’ amended complaint. On August 9, 2004, the District Court granted defendants’ motion, and dismissed the Section 14(a) cause of action. On May 31, 2005, the plaintiffs requested permission from the Court to move to amend their complaint to expand the class period to include the period from November 9, 1999 to March 28, 2000, the beginning of the current class period. On July 8, 2005, the court orally issued a stay and ordered the plaintiffs to file a proposed amended complaint, which amendment Cox shall have the opportunity to oppose. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.
     On July 21, 2005, Ronald Ventura filed a lawsuit against Cox and David Woodrow, among others, in the United States District Court for the Southern District of New York. Cox has not been served with this lawsuit. The complaint in the Ventura action asserts claims substantially similar to the operative

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
allegations in the Leykin action described above. Accordingly, the Ventura complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for purported violations by At Home of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. In addition, the Ventura complaint asserts a claim for unjust enrichment against Cox, which asserts that Cox should be required to disgorge an amount equal to the value of the 75 million shares of AT&T stock that Cox received from AT&T in 2001. No other claims are asserted against Cox. The Complaint seeks from Cox unspecified monetary and punitive damages, statutory compensation, disgorgement, and other relief. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.
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
     The remaining three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, styled Brody v. Cox Communications, Inc., et al., 2004CV89198, Golombuski v. Cox Communications, Inc., et al., 2004CV89216, and Durgin v. Cox Communications, Inc., et al., 2004CV89301. The Georgia actions were purportedly brought on behalf of the public holders of shares of Cox Class A common stock against Cox, CEI and the Cox Board, although four counts of the Golombuski complaint were brought derivatively on behalf of Cox against the Cox Board and CEI. With the exception of the Durgin action, which did not assert claims against CEI, the Georgia actions each allege that CEI and the Cox Board breached their fiduciary duties in connection with the proposed transaction, which plaintiffs allege proposed a purchase price which was below the fair value of the Cox shares. On August 18, 2004, plaintiffs in the Georgia actions moved for entry of a case management order to consolidate the Georgia Actions under the caption In re Cox Communications, Inc. Shareholder Litigation, C.A. No. 2004—CV—89198.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
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
     On January 13, 2005, an individual shareholder and several mutual funds who purportedly were members of the plaintiff class filed a joint objection to the requested attorneys’ fees sought by plaintiffs’ counsel, but did not object to the proposed settlement itself. On March 18, 2005, the Delaware court entered a final order approving the proposed settlement, certifying the requested class, and dismissing the claims asserted against the defendants with prejudice. The time to appeal this order has expired, and no appeal was taken. On June 6, 2005, the Delaware court issued an opinion ordering Cox to pay $1.275 million of the $4.95 million in fees and expenses that the Delaware plaintiffs’ attorneys had sought and Cox previously had agreed not to oppose, pursuant to the terms of the stipulation of settlement. Plaintiffs and the shareholders who objected to the award of fees filed cross-appeals to the Delaware court’s decision on attorneys’ fees.
     On June 27, 2005, the Georgia court granted a joint motion to dismiss the Georgia actions with prejudice filed by the Georgia plaintiffs and defendants and also ordered Cox to pay plaintiffs’ counsel $1.25 million in fees and expenses, which amount Cox previously had agreed not to oppose. The time for appeal of the Georgia court’s decisions has expired without appeal.
     Cox and its subsidiaries are parties to various other legal proceedings that are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox’s consolidated financial position, results of operations or cash flows.
12. Other
      In March 2005, Cox announced it is exploring a sale of cable operations serving approximately 900,000 subscribers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements for the three and six-month periods ended June 30, 2005 and 2004.
Results of Operations
Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
     The following table sets forth summarized consolidated financial information for the three months ended June 30, 2005 and 2004.

	Three Months Ended
	June 30
	2005	2004	$ Change	% Change
	(Thousands of Dollars)
Revenues	$1,776,653	$1,595,240	$181,413	11%
Cost of services	709,485	644,627	64,858	10%
Selling, general and administrative expenses	375,051	334,576	40,475	12%
Depreciation and amortization	463,204	397,114	66,090	17%
Loss on sale of cable systems	—	5,021	(5,021)	(100%)

Operating income	228,913	213,902	15,011	7%
Interest expense	(171,661)	(95,591)	(76,070)	80%
Loss on derivative instruments, net	(48)	(15)	(33)	NM
(Loss) gain on investments, net	(2,723)	2,326	(5,049)	NM
Loss on extinguishment of debt	(13,019)	(7,006)	(6,013)	86%
Other, net	(585)	(258)	(327)	127%
Income tax expense	21,061	50,359	(29,298)	(58%)
Minority interest, net of tax	—	413	(413)	(100%)
Equity in net losses of affiliated companies, net of tax	(1,534)	(730)	(804)	110%

Net income	$18,282	$62,682	$(44,400)	(71%)

NM denotes percentage is not meaningful
Revenues
     The following table sets forth summarized revenue information for the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30
	2005	% of Total	2004	% of Total	$ Change	% Change
		(Thousands of Dollars)
Residential
Video	$1,011,344	57%	$960,914	60%	$50,430	5%
Data	334,372	19%	270,545	17%	63,827	24%
Telephony	183,325	10%	144,111	9%	39,214	27%
Other	23,854	1%	26,336	2%	(2,482)	(9%)

Total residential	1,552,895	87%	1,401,906	88%	150,989	11%
Commercial	105,082	6%	86,338	5%	18,744	22%
Advertising	118,676	7%	106,996	7%	11,680	11%

Total revenues	$1,776,653	100%	$1,595,240	100%	$181,413	11%

     The 11% increase in total revenues is primarily attributable to:

•	a 22% increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	an increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability; and

•	an increase in commercial broadband customers.
     Cox has experienced solid growth in digital cable, residential high-speed Internet and telephony customers. For the second quarter of 2005, Cox:
•	ended the quarter with approximately 6.3 million basic video customers, consistent with the quarter ended June 30, 2004.

•	added 48,768 digital cable customers, which contributed to year-over-year growth of 12%.

•	added 97,779 high-speed Internet customers, which contributed to year-over-year growth of 27%.

•	added 89,023 telephony customers, which contributed to year-over-year growth of 33%.
     Cox experiences some seasonality in its business, primarily as a result of college students leaving school for the summer break and people traveling to warmer climates for the winter months. The college students’ annual summer departure contributed to a slight decline in basic video customers during the second quarter of 2005. This seasonality has generally resulted in increased revenues during the third quarter of the year. Cox expects this trend to continue in 2005.
     Cox expects its overall growth trend to continue. Cox also anticipates continued customer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking, high-definition television and digital video recorders.
Costs and expenses (cost of services and selling, general and administrative expenses)
     The following table sets forth summarized operating expenses for the three months ended June 30, 2005 and 2004.

	Three Months Ended
	June 30
	2005	2004	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$351,949	$320,725	$31,224	10%
Other cost of services	357,536	323,902	33,634	10%

Total cost of services	709,485	644,627	64,858	10%

Selling, general and administrative
Marketing	90,912	83,431	7,481	9%
General and administrative	284,139	251,145	32,994	13%

Total selling, general and administrative	375,051	334,576	40,475	12%

Total costs and expenses	$1,084,536	$979,203	$105,333	11%

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

     Cost of services increased $64.9 million over the comparable period in 2004 due to a $31.2 million increase in programming costs primarily reflecting programming rate increases. Other cost of services increased $33.6 million, primarily due to an 11% growth in total customers over the last twelve months, partially offset by cost savings achieved through successful field service initiatives.
     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $40.5 million due to:
•	a $33.0 million increase in general and administrative expenses primarily related to increased salaries and benefits, as well as an increase in the cost of providing healthcare benefits; and,

•	a $7.5 million increase in marketing expense primarily due to additional marketing related to new video products, as well as a 14% increase in costs associated with Cox Media, Cox’s advertising sales business.
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
Depreciation and amortization
     Depreciation and amortization increased to $463.2 million from $397.1 million in the second quarter of 2005. This was primarily due to the amortization of finite-lived intangible assets that resulted from the push-down basis accounting applied as a result of the December 2004 going-private transaction, as well as an increase in depreciation from Cox’s continuing investments in its broadband network in order to deliver additional programming and services. Cox will continue to invest in its broadband network and new services, which management expects will result in increased revenues to offset increased depreciation expense.
Loss on sale of cable systems
     In the second quarter of 2004, Cox recorded a $5.0 million pre-tax loss on the sale of certain small, non-clustered cable systems in Oklahoma, Kansas, Texas and Arkansas, which in the aggregate consisted of approximately 53,000 basic cable subscribers.
Interest expense
     Interest expense increased 80% to $171.7 million primarily due to increased outstanding indebtedness incurred in December 2004 as a result of the going-private transaction discussed further in Note 3. “Going- Private Transaction” in Part 1, Item 1. “Condensed Consolidated Financial Statements.”
(Loss) gain on investments, net
     Net loss on investments of $2.7 million for the second quarter of 2005 was due to a pre-tax decline considered to be other than temporary in the fair value of certain investments. The net gain on investments for the comparable period in 2004 of $2.3 million was primarily due to the sale of all remaining shares of Sprint stock held by Cox.

Loss on extinguishment of debt
     During the second quarter of 2005, Cox recorded a $13.0 million pre-tax loss on extinguishment of debt due to the redemption of $62.3 million original principal amount at maturity of Discount Debentures for aggregate cash consideration of $32.5 million, which represented all remaining outstanding Discount Debentures. During the comparable period in 2004, Cox recorded a $7.0 million pre-tax loss on extinguishment of debt due to the redemption of $14.6 million aggregate principal amount of Cox’s exchangeable subordinated debentures due 2029 (PRIZES) and $0.1 million aggregate principal amount of Cox’s 3% exchangeable subordinated debentures due 2030 (Premium PHONES), which represented all remaining outstanding PRIZES and Premium PHONES. As a result of these redemptions, Cox no longer has any outstanding exchangeable subordinated debentures.
Income tax expense
     Income tax expense was $21.1 million for the second quarter of 2005 compared to $50.4 million for the same period in 2004. The change in income tax expense was primarily due to the change in pre-tax income, varying effective state tax rates across Cox’s operations between 2004 and 2005, and the effect of on-going income tax audits. Cox’s effective tax rates for 2005 and 2004 were 51.5% and 44.4%, respectively.
Equity in net losses of affiliated companies, net of tax
     Equity in net losses of affiliated companies, net of tax, for the second quarter of 2005 was $1.5 million compared to $0.7 million for the second quarter of 2004. Generally, this loss is attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.
Net income
     Net income for the second quarter of 2005 was $18.3 million compared to $62.7 million for the comparable period in 2004.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
     The following table sets forth summarized consolidated financial information for the six months ended June 30, 2005 and 2004.

	Six Months Ended
	June 30
	2005	2004	$ Change	% Change
	(Thousands of Dollars)
Revenues	$3,480,713	$3,135,597	$345,116	11%
Cost of services	1,391,384	1,280,443	110,941	9%
Selling, general and administrative expenses	743,620	671,884	71,736	11%
Depreciation and amortization	897,400	789,180	108,220	14%
Loss on sale of cable system	—	5,021	(5,021)	(100%)

Operating income	448,309	389,069	59,240	15%
Interest expense	(335,149)	(192,203)	(142,946)	74%
Loss on derivative instruments, net	(78)	(54)	(24)	44%
(Loss) gain on investments, net	(2,721)	29,135	(31,856)	(109%)
Loss on extinguishment of debt	(13,019)	(7,006)	(6,013)	86%
Other, net	(367)	(1,767)	1,400	(79%)
Income tax expense	49,375	96,065	(49,690)	(49%)
Minority interest, net of tax	—	(572)	572	(100%)
Equity in net losses income of affiliated companies, net of tax	(2,306)	(152)	(2,154)	NM

Net income	$45,294	$120,385	$(75,091)	(62%)

NM denotes percentage is not meaningful.

Revenues
     The following table sets forth summarized revenue information for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30
	2005	% of Total	2004	% of Total	$ Change	% Change
		(Thousands of Dollars)
Residential
Video	$2,000,825	57%	$1,911,545	61%	$89,280	5%
Data	655,641	19%	528,228	17%	127,413	24%
Telephony	352,953	10%	278,071	9%	74,882	27%
Other	50,472	2%	52,843	2%	(2,371)	(4%)

Total residential	3,059,891	88%	2,770,687	89%	289,204	10%
Commercial	204,426	6%	169,521	5%	34,905	21%
Advertising	216,396	6%	195,389	6%	21,007	11%

Total revenues	$3,480,713	100%	$3,135,597	100%	$345,116	11%

     The 11% increase in total revenues is primarily attributable to:
•	a 22% increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	an increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability; and

•	an increase in commercial broadband customers.
     Cox has experienced solid growth in digital cable, residential high-speed Internet and telephony customers. For the six months ended June 30, 2005, Cox:
•	ended the period with approximately 6.3 million basic video customers, consistent with the period ending December 31, 2004.

•	added 143,267 digital cable customers, which contributed to year-over-year growth of 12%.

•	added 275,192 high-speed Internet customers, which contributed to year-over-year growth of 27%.

•	added 200,545 telephony customers, which contributed to year-over-year customer growth of 33%.
     Cox expects its overall growth trend to continue. Cox also anticipates continued customer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking, high-definition television and digital video recorders.
Costs and expenses (cost of services and selling, general and administrative expenses)
     The following table sets forth summarized operating expenses for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30
	2005	2004	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$699,734	$638,384	$61,350	10%
Other cost of services	691,650	642,059	49,591	8%

	Six Months Ended June 30
	2005	2004	$ Change	% Change
	(Thousands of Dollars)
Total cost of services	1,391,384	1,280,443	110,941	9%
Selling, general and administrative
Marketing	177,870	162,412	15,458	10%
General and administrative	565,750	509,472	56,278	11%

Total selling, general and administrative	743,620	671,884	71,736	11%

Total costs and expenses	$2,135,004	$1,952,327	$182,677	9%

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
     Cost of services increased $110.9 million over the comparable period in 2004 due to a $61.4 million increase in programming costs primarily reflecting programming rate increases. Other cost of services increased $49.6 million, primarily due to an 11% growth in total customers over the last twelve months, partially offset by cost savings achieved through successful field service initiatives.
     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $71.7 million primarily due to:
•	a $56.3 million increase in general and administrative expenses primarily related to increased salaries and benefits, as well as an increase in the cost of providing healthcare benefits; and,

•	a $15.5 million increase in marketing expense primarily due to additional marketing related to new video products, as well as an 11% increase in costs associated with Cox Media, Cox’s advertising sales business.
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
Depreciation and amortization
     Depreciation and amortization increased to $897.4 million from $789.2 million in the six months ended June 30, 2004. This was primarily due to the amortization of finite-lived intangible assets that resulted from the push-down basis accounting applied as a result of the December 2004 going-private transaction, as well as additional depreciation resulting from an increase in capital expenditures over the comparable period associated with Cox’s continuing investment in its broadband network in order to deliver additional services. Cox will continue to invest in its broadband network and new services, which management expects will result in increased revenues to offset increased depreciation expense.
Loss on sale of cable systems
     During the six months ended June 30, 2004, Cox recorded a $5.0 million pre-tax loss on the sale of certain small, non-clustered cable systems in Oklahoma, Kansas, Texas and Arkansas, which in the aggregate consisted of approximately 53,000 basic cable subscribers.

Interest expense
     Interest expense increased 74% to $335.1 million primarily due to increased outstanding indebtedness incurred in December 2004 as a result of the going-private transaction discussed further in Note 3. “Going- Private Transaction” in Part 1, Item 1. “Condensed Consolidated Financial Statements.”
(Loss) gain on investments, net
     Net loss on investments of $2.7 million for the six months ended June 30, 2005 was due to a pre-tax decline considered to be other than temporary in the fair value of certain investments. Net gain on investments for the comparable period in 2004 of $29.1 million was due to: (i) a $19.5 million pre-tax gain on the sale of 0.1 million shares of Sprint PCS preferred stock, (ii) a $7.3 million pre-tax gain on the sale of certain other non-strategic investments, and (iii) a $2.3 million pre-tax gain on the sale of all remaining shares of Sprint stock then held by Cox.
Income tax expense
     Income tax expense was $49.4 million for the six months ended June 30, 2005 compared to $96.1 million for the same period in 2004. The change in income tax expense was primarily due to the change in pre-tax income, varying effective state tax rates across Cox’s operations between 2004 and 2005, and the effect of on-going income tax audits. Cox’s effective tax rates for 2005 and 2004 were 50.9% and 44.2%, respectively.
Equity in net losses of affiliated companies, net of tax
     Equity in net losses of affiliated companies, net of tax, for the six months ended June 30, 2005 was $2.3 million compared to $0.2 million for the same period in 2004. Generally, this loss is attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.
Net income
     Net income for the six months ended June 30, 2005 was $45.3 million compared to net income of $120.4 million for the comparable period in 2004.
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
     During the six months ended June 30, 2005, Cox made capital expenditures of $661.2 million. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises and costs associated with network equipment used to enter new service areas.
     Cox expects total capital expenditures for 2005 to be slightly greater than its 2004 level of capital spending, primarily as a result of the robust demand for new products and services. Although management continuously reviews industry and economic conditions to identify opportunities, Cox does not have any current plans to make any material acquisitions or enter into any cable systems exchanges in 2005. In

March 2005, Cox announced it is exploring a sale of cable operations serving approximately 900,000 subscribers.
     Repayments of debt during the six months ended June 30, 2005 of $460.0 million primarily consisted of (i) the purchase of all remaining outstanding Discount Debentures and (ii) the repayment of its $375 million 6.9% notes due June 15, 2005 upon their maturity.
     During the six months ended June 30, 2005, Cox made payments to acquire its former public stock that was converted into the right to receive cash as part of the going-private transaction in December 2004 of approximately $472.8 million, with such payments being made as holders of the former public stock surrender their certificates and otherwise claim their going-private merger consideration.
     During the six months ended June 30, 2005, Cox contributed $43.0 million to TV Works, LLC (formerly known as Double C Technologies, LLC), representing a 33% ownership interest in the entity.
     On April 19, 2005, Cox commenced an exchange offer for its outstanding Floating Rate Notes due 2007, 4.625% Notes due 2010 and 5.450% Notes due 2014. The exchange offer was originally scheduled to expire at 5:00 p.m., New York City time, on May 17, 2005, and Cox extended the exchange offer until 5:00 p.m., New York City time, on May 19, 2005 to allow additional time for holders who had not tendered their notes to accept the exchange offer. The exchange offer expired on May 19, 2005, and the notice of guaranteed delivery period expired on May 26, 2005. As a result, Cox accepted all validly tendered and delivered outstanding notes and issued registered notes in the following denominations: (i) $494.3 million Floating Rate Notes, (ii) $1,224.6 million 4.625% Notes, and (iii) $1,249.9 million 5.450% Notes.
Sources of Cash
      During the six months ended June 30, 2005, Cox generated $789.1 million from operating activities. Net revolving credit and commercial paper borrowings during the six months ended June 30, 2004 were $686.9 million and were used primarily to fund the purchase of untendered shares of former public stock that were converted into the right to receive cash as part of the follow-on merger, as well as the repayments of debt.
Recently Issued Accounting Pronouncements
     In June 2005, the FASB issued FASB Staff Position FAS 143-1, Accounting for Electronic Equipment Waste Obligations, that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The guidance in FAS 143-1 applies to the later of the company’ s fiscal quarter ended June 30, 2005 or the date of the adoption of the law by the applicable European Union (EU) member country. The adoption of the FSP in the current quarter did not have a material effect on the company’s Consolidated Financial Statements. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, the company cannot estimate the effect of applying this guidance in future periods.
     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 is effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. EITF 04-5 is not anticipated to have a material effect on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for Cox no later than December 31, 2005. Cox is currently assessing the impact of FIN 47 on its consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 (SFAS No. 153). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (SFAS 123 (R)). This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, Cox is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As issued, SFAS No. 123 (R) would have been effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) amended the compliance date for SFAS No. 123 (R) to the beginning of the next fiscal year that begins after June 15, 2005. Cox is currently assessing the impact of this statement on its consolidated financial statements.
Caution Concerning Forward-Looking Statements
     This Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. These factors include competition within the broadband communications industry, Cox’s ability to achieve anticipated subscriber and revenue growth, Cox’s success in implementing new services and other operating initiatives, and Cox’s ability to generate sufficient cash flow to meet debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the “Caution Concerning Forward-Looking Statements” section of Cox’s Annual Report on Form 10-K for the year ended December 31, 2004. Cox assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Cox has estimated the fair value of its financial instruments as of June 30, 2005 and December 31, 2004 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.
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
     The fair value of interest rate swaps used for hedging purposes was approximately $2.1 million and $16.4 million at June 30, 2005 and December 31, 2004, respectively, and represents the estimated amount that Cox would receive upon termination of the swap agreements.
     Cox’s outstanding commercial paper bears interest at current market rates and, thus, approximates fair value at June 30, 2005 and December 31, 2004. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.
     The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at June 30, 2005 and December 31, 2004 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005			December 31, 2004
			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)
			(Millions of Dollars)
Fixed-rate notes and Debentures	$8,355.5	$8,800.6	$9,290.1	$8,760.0	$9,092.6	$9,593.0
Exchangeable subordinated Debentures	—	—	—	19.5	31.4	31.6

Item 4. Controls and Procedures
     Evaluation of Controls and Procedures. The Principal Executive Officer and the Principal Financial Officer of Cox have concluded, based on their evaluation as of June 30, 2005, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Cox’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.
     Changes in Internal Controls. There have been no changes in Cox’s internal controls or in other factors that has materially affected, or is reasonably likely to materially affect Cox’s internal controls, other than the migration to a new financial system that began as of January 1, 2005. The migration, which represents a culmination of more than a year of preparation, testing and training, is scheduled to take place in stages over the course of 2005. Implementation of the new financial system necessarily involves changes to Cox’s procedures for control over financial reporting. Cox’s Principal Executive Officer and Principal Financial Officer believe that throughout the migration process to date, Cox has maintained internal financial controls sufficient to ensure appropriate internal control over financial reporting.
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
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total Number		of Publicly	Purchased Under
	of Shares	(b) Average Price	announced Plans	the Plans or
Period	Purchased	Paid Per Share	of Programs	Programs
April 2005	15,343,197	See Note 1	-0-	-0-
     Note 1: On March 17, 2005, Cox commenced an offer to exchange outstanding and unexercised employee options to purchase shares of Cox Class A common stock, par value $.01 per share, for a performance award granted pursuant to the Cox Communications, Inc. 2005 Performance Plan (the “Performance Plan”). Vested options with an exercise price of less than $34.75 were valued based on the difference between the exercise price and $34.75, and all other options were valued using the Black-Scholes option pricing model. For each individual employee, the aggregate value of options held by such individual employee was the target amount of such individual’s performance award. For more information regarding the Performance Plan, refer to Cox’s current report on Form 8-K, dated March 17, 2005 and filed March 21, 2005. The exchange offer expired on April 19, 2005, and 99.9% of eligible employee options were exchanged for performance awards. This exchange offer was conducted pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters of a Vote of Security Holders
     On May 4, 2005, the stockholders of Cox took action by unanimous written consent to elect Board of Directors of seven members to serve for the ensuing year or until their successors are duly elected and qualified. The following directors were elected unanimously by the two subsidiaries of Cox Enterprises that hold one hundred percent of Cox’s issued and outstanding capital stock: James C. Kennedy, G. Dennis Berry, Janet M. Clarke, Robert C. O’Leary, James O. Robbins, Rodney W. Schrock, and Andrew J. Young.
Item 5. Other Information
     On July 26, 2005, Cox announced that Jimmy W. Hayes, the then Executive Vice President and Chief Financial Officer of Cox, had been appointed Executive Vice President of Cox Enterprises effective immediately. William J. Fitzsimmons, Cox’s Vice President of Accounting and Financial Planning and Chief Accounting Officer since April 2001, is acting in the capacity of Cox’s chief financial officer. Prior to April 2001, Mr. Fitzsimmons served as Vice President of Financial Operations for Cox’s system in San Diego, California from 1996 to March 2001. Mr. Fitzsimmons joined Cox in 1993 as Director of Finance for Cox’s Pensacola, Florida system, and was promoted in 1995 to Director of Finance in San Diego.
     Effective December 31, 2005, James O. Robbins will retire from his position as President and Chief Executive Officer of Cox. Mr. Robbins will continue serving as a member of the Cox’s Board of Directors. Effective December 31, 2005, Patrick J. Esser, 48, will be promoted to President, and will succeed Mr. Robbins. Mr. Esser has served as Executive Vice President and Chief Operating Officer since January 2004. Previously he served as Executive Vice President, Operations since February 2001. Prior to that, Mr. Esser served as Senior Vice President, Operations beginning January 2000, and as Vice President of Operations beginning May 1999. Previously, he served as Vice President, Advertising Sales from 1991 to 1999. Mr. Esser joined Cox in 1979 as Director of Programming for Cox’s Hampton Roads, Virginia cable system and in 1981 was part of a management team that launched Cox’s local advertising sales subsidiary, CableRep (now Cox Media, Inc.).
Item 6. Exhibits

3.1	—	Certificate of Incorporation of Cox Communications, Inc., as amended (incorporated by reference to exhibit 3.1 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

3.2	—	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)

10.1	—	Cox Enterprises, Inc. 2005 Unit Appreciation Plan (management contract or compensatory plan).

10.2	—	Form of Unit Appreciation Plan Summary Statement (management contract or compensatory plan).

21	—	Subsidiaries of Cox Communications, Inc.

31.1	—	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Communications, Inc.
Date: August 9, 2005	/s/ William J. Fitzsimmons
William J. Fitzsimmons
Vice President of Accounting and Financial Planning and Analysis and Chief Accounting Officer (principal financial officer and duly authorized officer)