Form 10-Q
period 2005-09-30
COX COMMUNICATIONS INC /DE/
filed 2005-11-10
CIK 25305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to _______
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☑     No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     There were 556,170,238 shares of Class A Common Stock, par value $0.01 per share, and 27,597,792 shares of Class C Common Stock, par value $0.01 per share, outstanding as of October 31, 2005.

Cox Communications, Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2005
Preliminary Note
     This quarterly report on Form 10-Q is for the three and nine month periods ended September 30, 2005. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The SEC allows Cox to “incorporate by reference” information that Cox files with it, which means that Cox can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Cox files with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise.

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements
Cox Communications, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2005	2004
	(unaudited)
	(Thousands of Dollars)
Assets
Current assets
Cash	$67,989	$76,339
Accounts and notes receivable, less allowance for doubtful accounts of $26,928 and $26,482	466,603	394,540
Other current assets	194,829	136,386

Total current assets	729,421	607,265

Net plant and equipment	7,700,822	7,942,699
Investments	1,196,917	1,171,647
Intangible assets	18,645,133	19,329,452
Goodwill	106,889	106,889
Other noncurrent assets	63,366	95,789

Total assets	$28,442,548	$29,253,741

Liabilities and shareholder’s equity
Current liabilities
Accounts payable and accrued expenses	$890,882	$797,553
Other current liabilities	302,027	339,742
Cash obligation to untendered shareholders	9,895	483,603
Current portion of long-term debt	47,107	59,962
Amounts due to CEI	36,735	5,573

Total current liabilities	1,286,646	1,686,433

Deferred income taxes	8,048,651	8,326,574
Other noncurrent liabilities	151,586	148,733
Long-term debt, less current portion	13,129,263	12,965,773

Total liabilities	22,616,146	23,127,513

Commitments and contingencies (Note 11)

Shareholder’s equity
Class A common stock, $0.01 par value; 671,000,000 shares authorized; shares issued and outstanding: 556,170,238	5,562	5,562
Class C common stock, $0.01 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	276	276
Additional paid-in capital	4,807,643	4,802,117
Retained earnings	1,012,809	1,318,218
Accumulated other comprehensive income	112	55

Total shareholder’s equity	5,826,402	6,126,228

Total liabilities and shareholder’s equity	$28,442,548	$29,253,741

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
		(unaudited)
		(Thousands of Dollars)
Revenues	$1,755,174	$1,618,059	$5,235,887	$4,753,656
Costs and expenses
Cost of services (excluding depreciation and amortization)	703,296	666,924	2,094,680	1,947,367
Selling, general and administrative expenses (excluding depreciation and amortization)	370,484	366,452	1,114,104	1,038,336
Depreciation and amortization	424,203	400,871	1,321,603	1,190,051
Impairment of intangible assets	614,111	—	614,111	—
Loss on sale of cable systems	—	—	—	5,021

Operating (loss) income	(356,920)	183,812	91,389	572,881
Interest expense	(177,642)	(96,998)	(512,791)	(289,201)
(Loss) gain on investments, net	(6,406)	(204)	(9,127)	28,931
Loss on extinguishment of debt	—	—	(13,019)	(7,006)
Other, net	3,514	(1,474)	3,068	(3,295)

(Loss) income before income taxes, minority interest and equity in net losses of affiliated companies	(537,454)	85,136	(440,480)	302,310
Income tax (benefit) expense	(189,211)	41,813	(139,836)	137,878

(Loss) income before minority interest and equity in net	(348,243)	43,323	(300,644)	164,432
losses of affiliated companies
Minority interest, net of tax	—	(631)	—	(1,203)
Equity in net losses of affiliated companies, net of tax of $1,574, $398, $3,097 and $441, respectively	(1,952)	(732)	(4,765)	(884)

Net (loss) income	$(350,195)	$41,960	$(305,409)	$162,345

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statement of Shareholder’s Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Comprehensive
	Class A	Class C	Capital	Earnings	Income	Total	(Loss) Income
				(unaudited)
				(Thousands of Dollars)
December 31, 2004	$5,562	$276	$4,802,117	$1,318,218	$55	$6,126,228
Net loss				(305,409)		(305,409)	$(305,409)

Expenses incurred pursuant to the going-private transaction paid by CEI on behalf of Cox			5,526			5,526

Other comprehensive income					57	57	57

Comprehensive loss							$(305,352)

September 30, 2005	$5,562	$276	$4,807,643	$1,012,809	$112	$5,826,402

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months
	Ended September 30
	2005	2004
	(unaudited)
	(Thousands of Dollars)
Cash flows from operating activities
Net (loss) income	$(305,409)	$162,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,321,603	1,190,051
Impairment of intangible assets	614,111	—
Loss on sale of cable system	—	5,021
Deferred income taxes	(273,773)	121,478
Loss on extinguishment of debt	13,019	7,006
Loss (gain) on investments, net	9,127	(28,931)
Minority interest, net of tax	—	1,203
Equity in net losses of affiliated companies, net of tax	4,765	884
Other, net	(384)	11,350
Increase in accounts and notes receivable	(47,397)	(14,343)
(Increase) decrease in other assets	(45,214)	4,595
Increase in accounts payable and accrued expenses	23,787	6,108
Decrease in taxes payable	(35,962)	(16,108)
Decrease in other liabilities	(43,262)	(26,925)

Net cash provided by operating activities	1,235,011	1,423,734

Cash flows from investing activities
Capital expenditures	(1,027,001)	(1,008,745)
Investments in affiliated companies	(44,003)	(17,356)
Proceeds from the sale and exchange of investments	—	70,230
Proceeds from the sale of cable systems	—	53,076
Acquisition of minority interest	—	(153,016)
Other, net	45,222	43,766

Net cash used in investing activities	(1,025,782)	(1,012,045)

Cash flows from financing activities
Revolving credit facilities borrowings, net	350,000	—
Commercial paper borrowings, net	269,337	203,732
Repayment of debt	(479,941)	(562,664)
Payments to acquire Cox’s former public stock	(473,708)	—
Proceeds from exercise of stock options	—	3,347
Increase in amounts due to CEI	31,162	8,601
Other, net	85,571	(11,233)

Net cash used in financing activities	(217,579)	(358,217)

Net (decrease) increase in cash	(8,350)	53,472
Cash at beginning of period	76,339	83,841

Cash at end of period	$67,989	$137,313

See notes to condensed consolidated financial statements.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2005
1. Organization and Basis of Presentation
     Cox Communications, Inc. (Cox) is a multi-service broadband communications company serving approximately 6.6 million customers nationwide. Cox is the nation’s third-largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.
     Prior to December 2004, Cox was an indirect, majority-owned subsidiary of Cox Enterprises, Inc. (CEI). In October 2004, CEI and two of its wholly-owned subsidiaries entered into an Agreement and Plan of Merger with Cox. Pursuant to this merger agreement, Cox and one of the CEI subsidiaries commenced a joint tender offer to purchase all of the shares of Cox Class A common stock not beneficially owned by CEI. In connection with the consummation of the joint tender offer and related follow-on merger, Cox was merged with a CEI subsidiary, with Cox as the surviving corporation. Accordingly, at December 31, 2004 and September 30, 2005, Cox was a wholly-owned subsidiary of CEI. In this report, the going-private transaction refers to the joint tender offer and the follow-on merger collectively.
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
Stock Compensation Plans
     At September 30, 2005, Cox had one stock-based compensation plan for employees, a Long-Term Incentive Plan (LTIP). Cox has not made any awards under the LTIP in 2005 and does not expect to make awards under the LTIP in the future. At September 30, 2004, Cox had the LTIP and an Employee Stock Purchase Plan (ESPP). Both of these plans are more fully described in Cox’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Cox accounted for these plans under the intrinsic value method, which follows the

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying Class A common stock, par value $1.00 per share (former public stock), on the grant date; therefore, no employee compensation cost was reflected in net income with respect to options. Further, the ESPP was a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized with respect to the ESPP. Cox recognized compensation cost related to restricted stock awards granted under the LTIP, as the exercise price of the awards was less than the market value of the underlying former public stock on the grant date. There were no restricted stock awards outstanding during the nine months ended September 30, 2005.
     The following table illustrates the effect on net income if Cox had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made in 2004: weighted average expected volatilities at each grant date averaging 22.9%, no payment of dividends, expected life of six years and weighted average risk-free interest rates calculated at each grant date and averaging 3.2%.

	Three Months Ended
	September 30
	2005	2004
Net (loss) income, as reported	$(350,195)	$41,960
Add: Stock-based compensation, as reported	—	1,306
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(42)	(8,131)

Pro forma net (loss) income	$(350,237)	$35,135

	Nine Months Ended
	June 30
	2005	2004
Net (loss) income, as reported	$(305,409)	$162,345
Add: Stock-based compensation, as reported	—	3,330
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(5,896)	(23,232)

Pro forma net (loss) income	$(311,305)	$142,443
Other Compensation Plans
     On March 17, 2005, Cox adopted the Cox Communications, Inc. 2005 Performance Plan. Each participant in the Performance Plan has been assigned a target award under the Performance Plan. The performance goal for the Performance Plan is the amount of Cox’s cumulative operating cash flow in excess of its cumulative capital expenditures measured over the measurement period. For this purpose, the measurement period generally covers the period from January 1, 2005 through December 31, 2009. Cox recognizes the related expense ratably over the service period. The maximum award payable under the Performance Plan is equal to 200% of a participant’s target award, and the maximum award payable under the Performance Plan to any participant who terminates employment other than for reason of retirement, disability,

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
death or involuntary termination of employment solely as a result of the consummation of certain transactions in which assets are sold by Cox or its affiliates is equal to 100% of a participant’s target award. The minimum award payable under the Performance Plan is zero. The earned award then is multiplied by the participant’s vested percentage in the award based on continual employment with Cox and its affiliates to determine the actual amount of the payment. If a participant’s employment is terminated on account of cause, then no benefit shall be paid under the Performance Plan. All distributions of awards under the Performance Plan will be in the form of a lump sum cash payment.
     The cost of awards made under the Performance Plan is charged to selling, general and administrative expense over the applicable vesting periods. Amounts charged to expense by Cox under the Performance Plan were $10.6 million and $21.2 million for the three and nine months ended September 30, 2005, respectively.
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
     The cost of awards made under the CEI UAP is charged to selling, general and administrative expense over the applicable vesting periods. Amounts charged by Cox to expense under the CEI UAP were $0.3 million and $3.0 million for the three and nine months ended September 30, 2005, respectively.
Recently Issued Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not anticipated to have a material effect on Cox’s financial position or results of operations.
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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
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
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (SFAS No. 153). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not anticipated to have a material effect on Cox’s financial position or results of operations.
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
3. Going-Private Transaction
     On December 8, 2004, the going-private transaction was completed, and Cox became a wholly owned subsidiary of CEI. The aggregate purchase price (exclusive of fees and expenses) was approximately $8.4 billion. The purchase price was funded by both CEI and Cox. Of the total $8.4 billion, CEI paid approximately $1.5 billion, with Cox paying the remaining approximate $6.9 billion, which was funded primarily through borrowings under lines of credit and the issuance of senior notes of varying maturities.
     Approximately 50.2 million shares of common stock were not tendered and, consequently, were converted into the right to receive $34.75 per share in cash, without interest, and cancelled as part of the merger that followed the closing of the tender offer. As of September 30, 2005, Cox had a remaining cash obligation to purchase the untendered shares of approximately $9.9 million, which is reflected as Cash obligation to untendered shareholders in the accompanying condensed consolidated balance sheet.
     CEI elected to apply push-down basis accounting with respect to shares acquired in the going-private transaction. Accordingly, the aggregate $8.4 billion purchase price has been “pushed-down” to the condensed consolidated financial statements of Cox. As a result, the net tangible and intangible assets of Cox at September 30, 2005 and December 31, 2004 have been stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction pursuant to the purchase method of accounting for business combinations. These initial purchase price allocations were based on preliminary estimated fair values of the net tangible and intangible assets as of the acquisition date and may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
liabilities assumed based on the results of an ongoing independent appraisal process expected to be completed during 2005.
4. Investments

	September 30	December 31
	2005	2004
	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$428	$339
Derivative instruments	—	939
Equity method investments	1,191,355	1,159,290
Investments stated at cost	5,134	11,079

Total investments	$1,196,917	$1,171,647

Investments Stated at Fair Value
     The aggregate cost of Cox’s investments stated at fair value at September 30, 2005 and December 31, 2004 was $0.3 million and $1.6 million. Gross unrealized gains on investments were $0.1 million at September 30, 2005 and December 31, 2004.
     Gross realized gains and losses on investments were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(Thousands of Dollars)
Realized gains	$—	$—	$2	$29,135
Realized losses	6,406	204	9,129	204
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
Equity Method Investments
     TV Works, LLC (formerly known as Double C Technologies, LLC). During the second quarter of 2005, Cox contributed $43.0 million to TV Works, an entity in which Cox holds a 33% ownership interest and which is majority owned and controlled by Comcast Corporation. TV Works has completed its purchase of substantially all of the North American assets of Liberate Technologies as well as assets from other strategic companies.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
     Discovery Communications, Inc. The principal businesses of Discovery are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe and the retail businesses of Discovery.com. In 2000, Cox ceased applying the equity method on its investment in Discovery as Cox’s cumulative proportionate share of equity in net losses exceeded the carrying amount of the investment. As of September 30, 2005, Cox has not resumed applying the equity method on its investment in Discovery, as Cox’s proportionate share of equity in net income has not exceeded its share of net losses not recognized during the period in which the equity method has been suspended.
     As part of the going-private transaction and the related push-down basis accounting pursuant to the purchase method of accounting for business combinations, as further described in Note 3. “Going-Private Transaction,” Cox’s investment in Discovery was stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction. Accordingly, a purchase price adjustment of approximately $1.1 billion is reflected in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.
Other
     During the first quarter of 2004, Cox sold certain other non-strategic investments for aggregate net proceeds of approximately $10.3 million. Cox recognized a pre-tax gain of $7.3 million on the sale of these investments.
     Cox has several other fair value, equity and cost method investments that were not, individually or in the aggregate, significant in relation to the Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004.
5. Intangible Assets and Goodwill
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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
     Consistent with this SEC position, Cox began applying a direct value method to determine the fair value of its indefinite-lived intangible assets comprised of cable franchise rights, acquired prior to September 29, 2004. During the fourth quarter of 2004, Cox performed a transition impairment test, which resulted in a charge of approximately $2.0 billion ($1.2 billion, net of tax).
     Also during the fourth quarter of 2004, Cox revised its marketplace assumption surrounding its estimated cost of capital as a result of the going-private transaction. Accordingly, in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively, Cox performed an interim impairment test of its long-lived assets and indefinite-lived intangible assets. The interim impairment test was necessary due to the revised estimated cost of capital as well as a revision in Cox’s long-range operating forecast. As a result of this impairment test, Cox recognized a pre-tax non-cash impairment charge of approximately $2.4 billion related to its franchise value, as calculated using a direct value method.
     In August 2005, Cox completed its annual impairment test of its indefinite-lived intangible assets and goodwill in accordance with SFAS No. 142. This test resulted in a pre-tax non-cash impairment charge of franchise value for certain cable systems of approximately $104.2 million, which was classified within impairment of intangible assets in the Condensed Consolidated Statements of Operations.
     As discussed further in Note 12. “Other”, as of October 31, 2005, Cox entered into a definitive agreement to sell certain Cox cable systems serving approximately 940,000 basic cable subscribers. As a result of the definitive agreement, Cox performed an interim impairment test as of September 30, 2005 of the long-lived assets, indefinite-lived intangible assets and goodwill that will be included in the sale in accordance with SFAS No. 144, and SFAS No. 142, respectively. This impairment test resulted in a pre-tax non-cash impairment charge of franchise value of approximately $509.9 million, which was classified within impairment of intangible assets in the Condensed Consolidated Statements of Operations.
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
Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets, which are no longer amortized:

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued

	September 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(Thousands of Dollars)
Intangible assets subject to amortization	$673,733	$114,717	$559,016	$659,967	$30,743	$629,224
Trade name			380,844			380,844
Franchise value			17,705,273			18,319,384

Intangible assets			$18,645,133			$19,329,452

Goodwill			$106,889			$106,889

Amortization expense for the three months ended September 30, 2005 and 2004 was $29.3 million and $2.0 million, respectively.
6. Debt

	September 30	December 31
	2005	2004
	(Thousands of Dollars)
Revolving credit facilities	$2,000,000	$1,650,000
Commercial paper	371,470	96,142
Term loan	2,000,000	2,000,000
Medium-term notes	264,480	264,429
Notes and debentures	8,353,581	8,765,359
Exchangeable subordinated debentures	—	19,546
Capitalized lease obligations	166,489	209,576
Other	20,350	20,683

	13,176,370	13,025,735
Less current portion	47,107	59,962

Total long-term debt	$13,129,263	$12,965,773

     See Note 7. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivative instruments embedded in the exchangeable subordinated debentures, which have been classified as a component of debt in the Condensed Consolidated Balance Sheets at December 31, 2004.
Revolving Credit Facilities
     In June 2004, Cox entered into a new five-year, unsecured revolving bank credit facility with a capacity of $1.25 billion which will be available through June 4, 2009. This credit facility replaced Cox’s $900.0 million 364-day and $900.0 million five-year revolving bank credit facilities. In December 2004, Cox entered into a second five-year, unsecured revolving bank credit facility with a capacity of $1.5 billion. Also in December 2004, Cox amended and restated its June 2004 facility to conform the terms with the new facility. At Cox’s election, the interest rate on the credit agreements is based on London Interbank Offered Rate (LIBOR), the Federal funds rate or an alternate base rate. The credit agreements also impose commitment fees on the unused portion of the total amounts available based on Cox’s corporate credit ratings. At September 30, 2005, Cox had outstanding borrowings of $1.1 billion and $900 million under the $1.5 billion facility and the $1.25 billion facility, respectively. At December 31, 2004, Cox had outstanding borrowings of $907.5 million and $742.5 million under the $1.5 billion facility and the $1.25 billion facility, respectively. At September 30, 2005 and December 31, 2004, Cox was in compliance with the covenants of its credit facilities.
Exchangeable Subordinated Debentures
     On April 20, 2005, Cox redeemed all remaining outstanding exchangeable subordinated discount debentures, referred to as Discount Debentures, for aggregate cash consideration of $32.5 million; as a result, Cox had no remaining exchangeable subordinated debentures outstanding at September 30, 2005.
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
     The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swap agreements at September 30, 2005 and December 31, 2004:

	September 30	December 31
	2005	2004
Notional amount (in thousands)	$1,000,000	$1,375,000
Weighted average fixed interest rate received	7.53%	7.35%
Weighted average floating interest rate paid	6.88%	4.37%
Maturity	2006 - 2009	2005 - 2009
     As a result of the settlements under Cox’s interest rate swap agreements, interest expense was reduced (as compared to Cox’s fixed rate obligations absent the swap agreements) by $0.6 million and $14.6 million, respectively, during the three and nine months ended September 30, 2005, and by $13.3 million and $47.1 million, respectively, during the same periods in the prior year.
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
     As of September 30, 2005, Cox’s derivative financial instruments were primarily comprised of interest rate swap agreements. Cox utilizes these interest rate swaps to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets as of September 30, 2005 and December 31, 2004 with the corresponding fixed-rate debt obligations being classified as a component of debt in the condensed consolidated balance sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative liability of $11.4 million at September 30, 2005 and derivative asset of $16.4 million at December 31, 2004.
8. Transactions with Affiliated Companies

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
     Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. The amount due to CEI from Cox was $36.7 million and $5.6 million at September 30, 2005 and December 31, 2004, respectively. The interest rate was 4.0% and 2.4% at September 30, 2005 and December 31, 2004, respectively. Included in amounts due from CEI are the following transactions:

(Thousands of Dollars)
Intercompany due to CEI, December 31, 2004	$(5,573)
Cash transferred to CEI	367,085
Net operating expense reimbursements from CEI	$(398,247)

Intercompany due to CEI, September 30, 2005	$(36,735)

9. Retirement Plans
     The following table provides a detail of the components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30
	2005		2004
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
		(Thousands of Dollars)
Service cost	$10,600	$2,053	$7,954	$1,371
Interest cost	6,908	1,154	5,461	842
Expected return on plan assets	(7,122)	(558)	(6,600)	(373)
Prior service cost amortization	34	—	59	—
Actuarial loss amortization	1,479	196	966	47

Net periodic benefit cost	$11,899	$2,845	$7,840	$1,887

	Nine Months Ended September 30
	2005		2004
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
		(Thousands of Dollars)
Service cost	$28,544	$5,205	$23,861	$4,113
Interest cost	19,191	3,056	16,382	2,535
Expected return on plan assets	(21,297)	(1,389)	(19,799)	(1,119)
Prior service cost amortization	102	—	177	—
Actuarial loss amortization	2,274	223	2,898	149

Net periodic benefit cost	$28,814	$7,095	$23,519	$5,678

     In December 2004, Cox contributed $10.0 million of its overall 2004 minimum required contribution; the remaining $28.8 million will be contributed during 2005. Cox expects to contribute $6.0 million to its other postretirement benefit plans during 2005.

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
10. Supplemental Financial Information

	September 30	December 31
	2005	2004
	(Thousands of Dollars)
Other current assets
Inventory	$98,774	$68,221
Prepaid assets	59,595	31,974
Deferred income tax asset	33,999	33,988
Other	2,461	2,203

Total other current assets	$194,829	$136,386

Other current liabilities
Deposits and advances	$123,685	$103,800
Income tax payable	86,307	121,269
Other	92,035	114,673

Total other current liabilities	$302,027	$339,742

	Nine Months Ended
	September 30
	2005	2004
	(Thousands of Dollars)
Significant non-cash transactions
Conversion of Series A preferred stock to Class A common stock	$—	$367,648
Additional cash flow information
Cash paid for interest	$454,592	$259,015
Cash paid for income taxes	171,523	33,153
11. Commitments and Contingencies
     In connection with certain of Cox’s acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of September 30, 2005, Cox believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.
     On September 24, 2002, a committee of bondholders of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001, sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleged the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. On September 30, 2003, the Delaware District Court ordered the action transferred to the United States District Court for the Southern District of New York. On December 22, 2003, Cox and Cox @Home filed a motion to dismiss, or, in the alternative, for judgment on the pleadings, with respect to the Section 16(b) claim. On August 12, 2004, the court granted Cox’s and Cox @Home’s motion and dismissed the Section 16(b) claim. Cox and Cox @Home, among others, subsequently entered into an agreement with Excite@Home tolling the statute of limitations on the remaining claim for purported breach of fiduciary duty, and on December 3, 2004, the court dismissed that claim without prejudice. On January 4, 2005, plaintiff noticed its appeal of the dismissal of the Section 16(b) claim to the United States Court of the Appeals for the Second Circuit. Briefing on the appeal has been completed, and oral argument was held on October 17, 2005. On October 21, 2005, the Court requested that the Securities and Exchange Commission provide an amicus curiae brief addressing certain issues related to the appeal. On July 25, 2005, Excite@Home provided Cox and Cox @Home notice of termination of the tolling agreement applicable to Excite@Home’s claim for purported breach of fiduciary duty against Cox and Cox @Home.
     On September 22, 2005, Richard A. Williamson, on behalf of and as trustee for, the Bondholders’ Liquidating Trust of At Home Corporation, filed a one count complaint for breach of fiduciary duty against the same defendants named in the action described above. The action alleges that in connection with a March 28, 2000 letter agreement between Cox, Comcast, AT&T Corp., and Excite@Home, the defendants breached fiduciary duties purportedly owed to Excite@Home. The complaint seeks compensatory and rescissory damages, disgorgement of profits, an alleged $850 million “control premium” purportedly paid to Cox and Comcast by AT&T, and other relief. Cox and Cox @Home intend to defend these actions vigorously. The outcome cannot be predicted at this time.
     Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of California, San Mateo County, on behalf of themselves and all other stockholders of Excite@Home as of March 28, 2000, seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. On February 26, 2001, the Court stayed both actions, which had been previously consolidated, on grounds of forum non-conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001, in the same court. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/Yourman action, thereby also staying the Ward action. On June 18, 2002, the court granted plaintiffs’ motion to lift the stay and authorized discovery to proceed regarding Cox’s pending motion to dismiss for lack of personal jurisdiction. On September 10, 2002, the United States Bankruptcy Court for the Northern District of California in the Excite@Home bankruptcy proceeding held that the claims in the suits were derivative and, thus, constituted the exclusive property of the Excite@Home bankruptcy estate. The Bankruptcy Court thereafter ordered the plaintiffs to dismiss the suits. Plaintiffs subsequently appealed the Bankruptcy Court’s decision to the United States District Court for the Northern District of California. On September 29, 2003, the District Court affirmed the order of the Bankruptcy Court. On October 27, 2003, plaintiffs filed a notice of appeal of the District Court’s decision to the United States Court of Appeals for the Ninth Circuit, and oral argument is scheduled for November 14, 2005. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.
On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case subsequently was consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. On March 10, 2005, the Court issued an order

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
certifying a class of all persons and entities who purchased the publicly traded common stock of Excite@Home during the period March 28, 2000 through September 28, 2001, and directing that notice of the certification be given to the class. The class excludes the defendants in the action and certain of their related persons. The complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting “puffery,” dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. On February 17, 2004, the Court granted plaintiffs leave to file a motion to amend the complaint to add an additional claim for relief against all defendants under Section 14(a) of the Securities Exchange Act in connection with an allegedly false or misleading proxy statement issued by Excite@Home. On February 24, 2004, the Court granted Cox’s and Mr. Woodrow’s motion for reconsideration and dismissed plaintiffs’ allegations that Cox and Mr. Woodrow were “control persons” with respect to primary violations of Rule 10b-5 alleged to have occurred after August 28, 2000. On April 5, 2004, Cox and certain other defendants jointly filed a motion to dismiss the Section 14(a) cause of action that was added in plaintiffs’ amended complaint. On August 9, 2004, the District Court granted defendants’ motion, and dismissed the Section 14(a) cause of action. On May 31, 2005, the plaintiffs requested permission from the Court to move to amend their complaint to expand the class period to include the period from November 9, 1999 to March 28, 2000, the beginning of the current class period. On July 8, 2005, the court orally issued a stay of discovery and ordered the plaintiffs to file a proposed amended complaint, which plaintiffs submitted on August 5, 2005. On September 2, 2005, Cox opposed the amendment and moved to dismiss the existing complaint. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.
     On June 21, 2005, Ronald Ventura filed a lawsuit against Cox and David Woodrow, among others, in the United States District Court for the Southern District of New York. Cox was served on August 25, 2005. By stipulation of the parties and as signed by the court on September 12, 2005, the time for defendants to answer or otherwise respond to the complaint has been extended until thirty days following the court’s decision in the related Leykin case on plaintiffs’ motion to file a third amended complaint and Cox’s motion to dismiss the existing complaint. The complaint in the Ventura action asserts claims substantially similar to the operative allegations in the Leykin action described above. Accordingly, the Ventura complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for purported violations by At Home of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. In addition, the Ventura complaint asserts a claim for unjust enrichment against Cox, which asserts that Cox should be required to disgorge an amount equal to the value of the 75 million shares of AT&T stock that Cox received from AT&T in 2001. No other claims are asserted against Cox. The Complaint seeks from Cox unspecified monetary and punitive damages, statutory compensation, disgorgement, and other relief. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.
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

Cox Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — Continued
On January 13, 2005, an individual shareholder and several mutual funds who purportedly were members of the plaintiff class filed a joint objection to the requested attorneys’ fees sought by plaintiffs’ counsel, but did not object to the proposed settlement itself. On March 18, 2005, the Delaware court entered a final order approving the proposed settlement, certifying the requested class, and dismissing the claims asserted against the defendants with prejudice. The time to appeal this order has expired, and no appeal was taken. On June 6, 2005, the Delaware court issued an opinion ordering Cox to pay $1.275 million of the $4.95 million in fees and expenses that the Delaware plaintiffs’ attorneys had sought and Cox previously had agreed not to oppose, pursuant to the terms of the stipulation of settlement. Plaintiffs and the shareholders who objected to the award of fees filed an appeal and cross-appeal, respectively, to the Delaware court’s decision on attorneys’ fees. The appeal and cross-appeal were dismissed on August 19, 2005 pursuant to an agreement between the appealing parties, and payment of the fee award subsequently was made. The Delaware court’s judgments approving the settlement and awarding fees to the plaintiffs’ attorneys are final and no court action remains to be taken with respect to them.
     On September 6, 2005, the shareholders who objected to plaintiffs’ counsel’s fee application filed a petition seeking an award of attorneys’ fees to their own counsel in an unspecified amount. Cox has reached an agreement in principle with those shareholders resolving the fee application in exchange for a payment of attorneys’ fees and other consideration.
     On June 27, 2005, the Georgia court granted a joint motion to dismiss the Georgia actions with prejudice filed by the Georgia plaintiffs and defendants and also ordered Cox to pay plaintiffs’ counsel $1.25 million in fees and expenses, which amount Cox previously had agreed not to oppose. The time for appeal of the Georgia court’s decisions has expired without appeal, and payment of the fee award has been made. Accordingly, the Georgia actions are concluded.
     Cox and its subsidiaries are parties to various other legal proceedings that are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox’s consolidated financial position, results of operations or cash flows.
12. Other
     During the third quarter of 2005, Hurricane Katrina caused damage to Cox’s cable system operations in Louisiana. Cox’s cable systems in the New Orleans area experienced significant damage, business interruption and an indeterminate loss of customers. Cox is insured related to these losses, subject to a $6 million deductible amount. Cox believes a significant portion of these losses in excess of the deductible will be recoverable under its insurance policies, and as of September 30, 2005, Cox had met the overall deductible amount and wrote off the estimated net book value of property, plant and equipment destroyed by the hurricane, which approximated $24 million. Cox expects this amount to be fully recoverable under its insurance coverage and, as such, has recorded a corresponding insurance receivable which is classified within Accounts and notes receivable in the Condensed Consolidated Balance Sheet. Additionally, in accordance with SFAS No. 144 and SFAS No. 142, respectively, Cox performed an impairment test of the long-lived assets and indefinite-lived intangible assets related to its Louisiana cable systems. This impairment test resulted in no impairment charge.
     As of October 31, 2005, Cox and Cebridge Connections, Inc., a company managed by Cequel III, LLC, entered into a definitive agreement for the sale of Cox cable systems serving approximately 940,000 basic cable subscribers for approximately $2.5 billion in cash. The agreement includes cable systems in West Texas (serving Lubbock, Midland, Amarillo, San Angelo and Abilene areas), North Carolina (serving Greenville, Rocky Mount, New Bern and Kinston areas), Humboldt County and Bakersfield, California and much of Middle America Cox (MAC) (primarily comprised of operations in Texas, Louisiana and Arkansas). MAC also includes certain systems in Oklahoma, Mississippi and Missouri. Excluded from the sale are some MAC operations serving Northwest Arkansas and Lafayette, Louisiana areas. Cox expects the sale to close during the second quarter of 2006.
     On November 1, 2005, Cox entered into a strategic relationship with two Comcast Corporation subsidiaries, Time Warner Cable Inc., Advance/Newhouse Partnership and Sprint Spectrum L.P. for the purpose of jointly developing, marketing and selling bundled offerings that include Sprint Nextel wireless services and wireline services (i.e., video, high speed broadband access and cable home phone service) of the cable companies (including Cox) to residential and business customers in the respective franchise territories of the cable companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements for the three and nine-month periods ended September, 2005 and 2004.
Results of Operations
Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004
     The following table sets forth summarized consolidated financial information for the three months ended September 30, 2005 and 2004.

	Three Months Ended
	September 30
	2005	2004	$ Change	% Change
	(Thousands of Dollars)
Revenues	$1,755,174	$1,618,059	$137,115	8%
Cost of services	703,296	666,924	36,372	5%
Selling, general and administrative expenses	370,484	366,452	4,032	1%
Depreciation and amortization	424,203	400,871	23,332	6%
Impairment of intangible assets	614,111	—	614,111	NM

Operating income	(356,920)	183,812	(540,732)	NM
Interest expense	(177,642)	(96,998)	(80,644)	83%
Loss on investments, net	(6,406)	(204)	(6,202)	NM
Other, net	3,514	(1,474)	4,988	NM
Income tax benefit (expense)	189,211	(41,813)	231,024	NM
Minority interest, net of tax	—	(631)	631	(100%)
Equity in net losses of affiliated companies, net of tax	(1,952)	(732)	(1,220)	NM
Net (loss) income	$(350,195)	$41,960	$(392,155)	NM
NM denotes percentage is not meaningful
Revenues
     The following table sets forth summarized revenue information for the three months ended September 30, 2005 and 2004.
Three Months Ended September 30

		% of		% of	$	%
	2005	Total	2004	Total	Change	Change
		(Thousands of Dollars)
Residential
Video	$994,123	57%	$964,067	60%	$34,056	3%
Data	341,226	19%	283,941	18%	57,285	20%
Telephony	188,556	11%	147,344	9%	41,212	28%
Other	28,978	2%	24,176	1%	4,802	20%

Total residential	1,552,883	89%	1,419,528	88%	133,355	9%
Commercial	109,171	6%	90,605	6%	18,565	20%
Advertising	93,120	5%	107,926	6%	(14,806)	(14)%

Total revenues	$1,755,174	100%	$1,618,059	100%	$137,115	8%

The 8% increase in total revenues is primarily attributable to:
•	an increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	an increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability; and

•	an increase in commercial broadband customers; partially offset by

•	a decrease in revenues due to revenues lost as a result of Hurricane Katrina.
Costs and expenses (cost of services and selling, general and administrative expenses)
     The following table sets forth summarized operating expenses for the three months ended September 30, 2005 and 2004.

	Three Months Ended
	September 30
			$	%
	2005	2004	Change	Change
	(Thousands of Dollars)
Cost of services
Programming costs	$347,554	$324,824	$22,730	7%
Other cost of services	355,742	342,100	13,642	4%

Total cost of services	703,296	666,924	36,372	5%

Selling, general and administrative
Marketing	93,367	88,832	4,535	5%
General and administrative	277,117	277,620	(503)	—

Total selling, general and administrative	370,484	366,452	4,032	—
Total costs and expenses	$1,073,780	$1,033,376	$40,404	4%

     Cost of services includes cable programming costs, which are costs paid to programmers for cable content and are generally paid on a per-subscriber basis. Costs of services also include other direct costs and field service and call center costs. Other direct costs include costs that Cox incurs in conjunction with providing its residential, commercial and advertising services. Field service costs include costs associated with providing and maintaining Cox’s broadband network and customer care costs necessary to maintain its customer base.
     Cost of services increased $36.4 million over the comparable period in 2004 due to a $22.7 million increase in programming costs primarily reflecting programming rate increases. Other cost of services increased $13.6 million, primarily due to growth in total RGU’s over the last twelve months, partially offset by cost savings achieved through successful field service initiatives.
     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses decreased $4.0 million due to:
•	a $0.5 million decrease in general and administrative expenses primarily related to the inclusion of an estimated settlement and expenses related to a legal claim in the three months ended September 30, 2004; partially offset by,

•	a $4.5 million increase in marketing expense primarily due to a 6% increase in costs associated with Cox Media, Cox’s advertising sales business.

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
Depreciation and amortization
     Depreciation and amortization increased to $424.2 million from $400.9 million in the third quarter of 2005. This was primarily due to the amortization of finite-lived intangible assets that resulted from the push-down basis accounting applied as a result of the December 2004 going-private transaction. Cox will continue to invest in its broadband network and new services, which management expects will result in increased revenues to offset increased depreciation expense.
Impairment of intangible assets
     In August 2005, Cox completed its annual impairment test of franchise value and goodwill in accordance with SFAS No. 142. In connection with preparing Cox’s financial statements for the quarter ended September 30, 2005, management concluded that a non-cash impairment charge of approximately $104.2 million, was appropriate, and this charge is classified within impairment of intangible assets in the condensed consolidated statements of operations.
     As discussed further in Note 12. “Other” in Part 1, Item 1. “Condensed Consolidated Financial Statements”, as of October 31, 2005, Cox entered into a definitive agreement for the sale of Cox cable systems serving approximately 940,000 basic cable subscribers. As a result of the definitive agreement, Cox completed an interim impairment test as of September 30, 2005 of its long-lived assets, indefinite-lived intangible assets and goodwill that will be included in the sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 142, respectively. This test resulted in an additional pre-tax non-cash impairment charge of franchise value of approximately $509.9 million, which has been classified within impairment of intangible assets in the Condensed Consolidated Statements of Operations.
Interest expense
     Interest expense increased 83% to $177.6 million primarily due to increased outstanding indebtedness incurred in December 2004 as a result of the going-private transaction discussed further in Note 3. “Going- Private Transaction” in Part 1, Item 1. “Condensed Consolidated Financial Statements.”
(Loss) gain on investments, net
     Net loss on investments of $6.4 million for the third quarter of 2005 was due to a pre-tax decline considered to be other than temporary in the fair value of certain investments. The net loss on investments for the comparable period in 2004 was nominal.
Income tax expense
     Income tax (benefit) expense was $ (189.2) million, for the third quarter of 2005 compared to $41.8 million for the same period in 2004. The change in income tax expense was primarily due to the change in pre-tax income, varying effective state tax rates across Cox’s operations between 2004 and 2005, and the effect of on-going income tax audits. Cox’s effective tax rates for 2005 and 2004 were 35.2% and 49.1%, respectively.
Equity in net losses of affiliated companies, net of tax
     Equity in net losses of affiliated companies, net of tax, for the third quarter of 2005 was $2.0 million compared to $0.7 million for the third quarter of 2004. Generally, this loss is attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.
Net income
     Net income (loss) for the third quarter of 2005 was ($350.1) million compared to $42.0 million for the comparable period in 2004.
Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004
     The following table sets forth summarized consolidated financial information for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended
	September 30
				%
	2005	2004	$ Change	Change
	(Thousands of Dollars)
Revenues	$5,235,887	$4,753,656	$482,231	10%
Cost of services	2,094,680	1,947,367	147,313	8%
Selling, general and administrative expenses	1,114,104	1,038,336	75,768	7%
Depreciation and amortization	1,321,603	1,190,051	131,552	11%
Impairment of intangible assets	614,111	—	614,111	NM
Loss on sale of cable system	—	5,021	(5,021)	(100%)

Operating income	91,389	572,881	(481,492)	(84%)
Interest expense	(512,791)	(289,201)	(223,590)	77%
(Loss) gain on investments, net	(9,127)	28,931	(38,058)	(132%)
Loss on extinguishment of debt	(13,019)	(7,006)	(6,013)	86%
Other, net	3,068	(3,295)	6,363	NM
Income tax benefit (expense)	139,836	(137,878)	277,714	NM
Minority interest, net of tax	—	(1,203)	1,203	100%
Equity in net losses income of affiliated companies, net of tax	(4,765)	(884)	(3,881)	NM

Net (loss) income	$(305,409)	$162,345	$(467,754)	NM

     NM denotes percentage is not meaningful.
Revenues
     The following table sets forth summarized revenue information for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30
		% of		% of	$	%
	2005	Total	2004	Total	Change	Change
		(Thousands of Dollars)
Residential
Video	$2,994,948	57%	$2,875,612	60%	$119,336	4%
Data	996,867	19%	812,169	17%	184,698	23%
Telephony	541,508	10%	425,415	9%	116,093	27%
Other	79,451	2%	77,019	2%	2,432	3%

Total residential	4,612,774	88%	4,190,215	88%	422,559	10%
Commercial	313,596	6%	260,126	6%	53,470	21%
Advertising	309,517	6%	303,315	6%	6,202	2%

Total revenues	$5,235,887	100%	$4,753,656	100%	$482,231	10%

     The 10% increase in total revenues is primarily attributable to:
•	an increase in customers for advanced services, including digital cable, high-speed Internet access and telephony customers;

•	an increase in basic cable rates resulting from increased programming costs and inflation, as well as increased channel availability; and

•	an increase in commercial broadband customers.
     Cox expects its overall growth trend to continue. Cox also anticipates continued customer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking, high-definition television and digital video recorders.
Costs and expenses (cost of services and selling, general and administrative expenses)
     The following table sets forth summarized operating expenses for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended
	September 30
			$	%
	2005	2004	Change	Change
	(Thousands of Dollars)
Cost of services
Programming costs	$1,047,288	$963,208	$84,080	9%
Other cost of services	1,047,392	984,159	63,233	6%

Total cost of services	2,094,680	1,947,367	147,313	8%

Selling, general and administrative Marketing	271,238	251,244	19,994	8%
General and administrative	842,866	787,092	55,774	7%

Total selling, general and administrative	1,114,104	1,038,336	75,768	7%
Total costs and expenses	$3,208,784	$2,985,703	$223,082	7%

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
     Cost of services increased $147.3 million over the comparable period in 2004 due to $84.1 million increase in programming costs primarily reflecting programming rate increases. Other cost of services increased $63.2 million, primarily due to growth in total RGU’s over the last twelve months, partially offset by cost savings achieved through successful field service initiatives.
     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $75.8 million primarily due to:

•	a $55.8 million increase in general and administrative expenses primarily related to increased salaries and benefits, as well as an increase in the cost of providing healthcare benefits; and,

•	a $20.0 million increase in marketing expense primarily due to a 10% increase in costs associated with Cox Media, Cox’s advertising sales business.
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
Depreciation and amortization
     Depreciation and amortization increased to $1.3 billion from $1.2 billion in the nine months ended September 30, 2004. This was primarily due to the amortization of finite-lived intangible assets that resulted from the push-down basis accounting applied as a result of the December 2004 going-private transaction. Cox will continue to invest in its broadband network and new services, which management expects will result in increased revenues to offset increased depreciation expense.
Loss on sale of cable systems
     During the nine months ended September 30, 2004, Cox recorded a $5.0 million pre-tax loss on the sale of certain small, non-clustered cable systems in Oklahoma, Kansas, Texas and Arkansas, which in the aggregate consisted of approximately 53,000 basic cable subscribers.
Interest expense
     Interest expense increased 77% to $512.8 million primarily due to increased outstanding indebtedness incurred in December 2004 as a result of the going-private transaction discussed further in Note 3. “Going- Private Transaction” in Part 1, Item 1. “Condensed Consolidated Financial Statements.”
(Loss) gain on investments, net
     Net loss on investments of $9.1 million for the nine months ended September 30, 2005 was due to a pre-tax decline considered to be other than temporary in the fair value of certain investments. Net gain on investments for the comparable period in 2004 of $28.9 million was due to: (i) a $19.5 million pre-tax gain on the sale of 0.1 million shares of Sprint PCS preferred stock, (ii) a $7.3 million pre-tax gain on the sale of certain other non-strategic investments, and (iii) a $2.3 million pre-tax gain on the sale of all remaining shares of Sprint stock then held by Cox.
Loss on extinguishment of debt
     During the nine months ended September 30, 2005, Cox recorded a $13.0 million pre-tax loss on extinguishment of debt due to the redemption of $62.3 million original principal amount at maturity of Discount Debentures for aggregate cash consideration of $32.5 million, which represented all remaining outstanding Discount Debentures. During the comparable period in 2004, Cox recorded a $7.0 million pre- tax loss on extinguishment of debt due to the redemption of $14.6 million aggregate principal amount of Cox’s exchangeable subordinated debentures due 2029 (PRIZES) and $0.1 million aggregate principal amount of Cox’s 3% exchangeable subordinated debentures due 2030 (Premium PHONES), which represented all remaining outstanding PRIZES and Premium PHONES. As a result of these redemptions, Cox no longer has any outstanding exchangeable subordinated debentures.

Income tax expense
     Income tax expense (benefit) was ($139.8) million for the nine months ended September 30, 2005 compared to $137.9 million for the same period in 2004. The change in income tax expense was primarily due to the change in pre-tax income, varying effective state tax rates across Cox’s operations between 2004 and 2005, and the effect of on-going income tax audits. Cox’s effective tax rates for 2005 and 2004 were 31.7% and 45.6%, respectively.
Equity in net losses of affiliated companies, net of tax
     Equity in net losses of affiliated companies, net of tax, for the nine months ended September 30, 2005 was $4.8 million compared to $0.9 million for the same period in 2004. Generally, this loss is attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has little, if any, control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.
Net income
     Net (loss) income for the nine months ended September 30, 2005 was ($305.4) million compared to $162.3 million for the comparable period in 2004.
Hurricane Katrina
During the third quarter of 2005, Hurricane Katrina caused damage to Cox’s operations in Louisiana. Cox’s cable systems in the New Orleans area experienced significant damage, business interruption and an indeterminate loss of customers. Cox believes that a significant portion of these losses in excess of the deductible will be covered by insurance, and as of September 30, 2005, Cox had met the overall deductible amount. While Cox awaits payment under its insurance policies, Cox anticipates capital expenditures to rebuild infrastructure in the New Orleans area to be approximately $45.5 million in the fourth quarter of 2005, and lost revenues attributable to Katrina are expected to be approximately $44.9 million for the fourth quarter of 2005. Cox does expect to remain in compliance with the covenants under its revolving credit facilities. The long-term effect of Hurricane Katrina on the population of New Orleans, and therefore Cox’s cable systems in New Orleans, remains uncertain.
Recent Developments
     As of October 31, 2005, Cox and certain of its subsidiaries, on the one hand, and Cebridge Acquisition Co. LLC, a Delaware limited liability company, on the other hand, entered into a definitive asset purchase agreement, pursuant to which Cox will sell certain cable television systems with approximately 940,000 basic cable subscribers to the Cebridge for $2.55 billion in cash, subject to certain adjustments and prorations. The cable systems being sold include certain of Cox’s Middle America systems, all of Cox’s West Texas systems, all of Cox’s North Carolina systems and Cox’s Humboldt and Bakersfield, California systems. Cebridge has delivered a deposit in the amount of $35 million into escrow in order to secure the timely performance and fulfillment of its obligations to close under the purchase agreement, which deposit will be applied against the aggregate purchase price at closing. The transaction is subject to customary closing conditions and various regulatory approvals and is expected to close in the second quarter of 2006.
     On November 1, 2005, Cox entered into a strategic relationship with Comcast Corporation, Time Warner Cable Inc., Advance/Newhouse Partnership and Sprint Nextel Corporation for the purpose of jointly developing, marketing and selling bundled offerings that include Sprint Nextel wireless services and wireline services (i.e., video, high speed broadband access and cable home phone service) of the cable companies (including Cox) to residential and business customers in the respective franchise territories of the cable companies. The cable companies, collectively, have agreed to make an initial investment in the venture of $100 million, and Cox expects that its portion of this initial investment will be approximately $10.8 million.

Liquidity and Capital Resources
Uses of Cash
     As part of Cox’s ongoing strategic plan, Cox has invested, and will continue to invest, capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services. Cox believes it will be able to meet its capital needs for the next twelve months and the foreseeable future with cash flows from operation and amounts available under existing revolving credit facilities and its commercial paper program.
     During the nine months ended September 30, 2005, Cox made capital expenditures of $1.0 billion. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises and costs associated with network equipment used to enter new service areas.
     Excluding capital expenditures related to the rebuild of the New Orleans cable system as a result of Hurricane Katrina discussed above, Cox expects total capital expenditures for 2005 to be slightly greater than its 2004 level of capital spending, primarily as a result of the robust demand for new products and services. Although management continuously reviews industry and economic conditions to identify opportunities, Cox does not have any current plans to make any material acquisitions or enter into any cable systems exchanges in 2005 or 2006.
     Repayments of debt during the nine months ended September 30, 2005 of $479.9 million primarily consisted of the purchase of all remaining outstanding Discount Debentures and the repayment of its $375 million 6.9% notes due June 15, 2005 upon their maturity.
     During the nine months ended September 30, 2005, Cox made payments to acquire its former public stock that was converted into the right to receive cash as part of the going-private transaction in December 2004 of approximately $473.7 million, with such payments being made as holders of the former public stock surrender their certificates and otherwise claim their going-private merger consideration.
     During the nine months ended September 30, 2005, Cox contributed $43.0 million to TV Works, LLC (formerly known as Double C Technologies, LLC), an entity in which Cox holds a 33% ownership interest.
Sources of Cash
     During the nine months ended September 30, 2005, Cox generated $1.2 billion from operating activities. Net revolving credit and commercial paper borrowings during the nine months ended September 30, 2004 were $619.3 million and were used primarily to fund the purchase of untendered shares of former public stock that were converted into the right to receive cash as part of the follow-on merger, as well as the repayments of debt.
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
Caution Concerning Forward-Looking Statements
     This Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox’s future plans, earnings, objectives, expectations, performance, and similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties or other factors. These factors include Cox’s ability to collect on insurance policies covering Cox’s New Orleans systems and the ability to rebuild Cox’s cable plant and subscriber base in the impacted areas, competition within the broadband communications industry, Cox’s ability to achieve anticipated subscriber and revenue growth, Cox’s success in implementing new services and other operating initiatives, and Cox’s ability to generate sufficient cash flow to meet debt service obligations and finance operations. For a more detailed discussion of these and other risk factors, see the “Caution Concerning Forward-Looking Statements” section of Cox’s Annual Report on Form 10-K for the year ended December 31, 2004. Cox assumes no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Cox has estimated the fair value of its financial instruments as of September 30, 2005 and December 31, 2004 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.
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
     The fair value of interest rate swaps used for hedging purposes was approximately ($11.4 million) and $16.4 million at September 30, 2005 and December 31, 2004, respectively, and represents the estimated amount that Cox would (pay) receive upon termination of the swap agreements.
     Cox’s outstanding commercial paper and borrowings under its revolving credit facilities and term loan bear interest at current market rates and, thus, approximates fair value at September 30, 2005 and December 31, 2004. Cox is exposed to interest rate volatility with respect to these variable-rate instruments.
     The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at September 30, 2005 and December 31, 2004 was based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005			December 31, 2004
			Fair Value			Fair Value
			(1% Decrease			(1% Decrease
	Carrying	Fair	in Interest	Carrying	Fair	in Interest
	Value	Value	Rates)	Value	Value	Rates)
(Millions of Dollars)
Fixed-rate notes and Debentures	$7,019.9	$7,255.4	$7,713.7	$8,760.0	$9,092.6	$9,593.0
Exchangeable subordinated Debentures	—	—	—	19.5	31.4	31.6
Item 4. Controls and Procedures

     Evaluation of Controls and Procedures. The Principal Executive Officer and the Principal Financial Officer of Cox have concluded, based on their evaluation as of September 30, 2005, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Cox’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.
     Changes in Internal Controls. There have been no changes in Cox’s internal controls or in other factors that has materially affected, or are reasonably likely to materially affect Cox’s internal controls, other than the migration to a new financial system that began as of January 1, 2005. The migration, which represents a culmination of more than a year of preparation, testing and training, is scheduled to take place in stages over the course of 2005. Implementation of the new financial system necessarily involves changes to Cox’s procedures for control over financial reporting. Cox’s Principal Executive Officer and Principal Financial Officer believe that throughout the migration process to date, Cox has maintained internal financial controls sufficient to ensure appropriate internal control over financial reporting.
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
     None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters of a Vote of Security Holders
          None.
Item 5. Other Information
          As previously disclosed, on July 26, 2005, Cox announced that Jimmy W. Hayes, the then Executive Vice President and Chief Financial Officer of Cox, had been appointed Executive Vice President of Cox Enterprises effective immediately. On November 1, 2005, Cox announced the appointment of John M. Dyer as Chief Financial Officer of Cox.
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

Cox Communications, Inc.
Date: November 9, 2005	/s/ John M. Dyer
John M. Dyer
Chief Financial Officer (principal financial officer and duly authorized officer)