Form 10-K
period 2005-12-31
COX COMMUNICATIONS INC /DE/
filed 2006-03-29
CIK 25305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 556,170,238 shares of Class A Common Stock, par value $0.01 per share, and 27,597,792 shares of Class C Common Stock, par value $0.01 per share, outstanding as of February 28, 2006.
     As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s then outstanding Class A Common Stock and Class C Common Stock held by non-affiliates of the registrant was zero.

COX COMMUNICATIONS, INC.
2005 FORM 10-K ANNUAL REPORT

Preliminary Note
This annual report on Form 10-K is for the year ended December 31, 2005. This annual report modifies and supersedes documents filed prior to this annual report. Information that Cox files with the SEC in the future will automatically update and supersede information contained in this annual report. Cox no longer has any securities registered under the Securities Exchange Act of 1934 and shall suspend filing of periodic reports. In this annual report, “Cox,” refers to Cox Communications, Inc. and its subsidiaries, unless the context requires otherwise.
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934
Cox has not sent and will not send any proxy material to its security holders. A copy of this annual report on Form 10-K will be sent to holders of Cox’s outstanding debt securities

PART I
ITEM 1. BUSINESS
Overview
     Cox Communications, Inc. is a multi-service broadband communications company serving approximately 6.7 million customers nationwide, of which approximately 0.9 million customers are subscribers of cable systems Cox has agreed to sell. Cox is the nation’s third-largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone.
     In October 2004, Cox Enterprises, Inc. (CEI), Cox Holdings, Inc. (Holdings), a wholly-owned subsidiary of CEI, CEI-M Corporation, another wholly–owned subsidiary of CEI, and Cox entered into an Agreement and Plan of Merger. This merger agreement contemplated as an initial step a joint tender offer by Cox and Holdings for all of Cox’s then-outstanding Class A common stock, par value $1.00 per share (former public stock), not already beneficially owned by CEI. On December 8, 2004, Holdings purchased the approximately 190.5 million shares of Cox’s former public stock properly tendered and delivered, which represented more than 90% of Cox’s outstanding former public stock when combined with the former public stock owned by Holdings and Cox DNS, Inc. (DNS), another wholly-owned subsidiary of CEI. Following that acquisition of validly tendered shares, Cox was merged with CEI-M in a short-form merger pursuant to Section 253 of the Delaware General Corporation Law with Cox as the surviving corporation, and the remaining outstanding shares of former public stock (other than those beneficially owned by CEI and those for which appraisal rights had been demanded) were converted into the right to receive $34.75 in cash. In this report, we refer to the short-form merger as the going-private merger and to the joint tender offer and short-form merger collectively as the going-private transaction.
     Cox is now an indirect, wholly-owned subsidiary of CEI. CEI, a privately-held corporation headquartered in Atlanta, Georgia, is one of the largest diversified media companies in the U.S. with consolidated revenues in 2005 of approximately $12.0 billion. CEI, which has a 108-year history in the media and communications industry, also publishes 17 daily newspapers and owns or operates 15 television stations. Through its indirect, majority-owned subsidiary, Cox Radio, Inc., CEI owns, or operates or provides sales and other services for 79 radio stations clustered in 18 markets. CEI is also an operator of wholesale auto auctions through Manheim Auctions, Inc., an indirect wholly-owned subsidiary, and holds a majority interest in AutoTrader.com, which offers consumers an online inventory of new and used vehicles.
     In October 2005, Cox and Cebridge Acquisition Co. LLC (Cebridge) entered into a definitive asset purchase agreement, pursuant to which Cox has agreed to sell cable television systems with approximately 940,000 basic cable subscribers for approximately $2.55 billion in cash. The cable television systems being sold include certain of Middle America Cox systems (Sale MAC), all of Cox’s West Texas systems, all of Cox’s North Carolina systems, all of Cox’s Greater Oklahoma systems and all of Cox’s Humboldt and Bakersfield, California systems (collectively referred to as the Sale Systems). Cox expects to consummate this transaction during the second quarter of 2006. Customer data discussed in this report is generally as of December 31, 2005 and includes the Sale Systems, unless the context requires or indicates otherwise, revenue and other financial data in this report generally excludes the results of operations for the Sale Systems other than Sale MAC (collectively referred to as the Discontinued Operations Systems), unless the context requires or indicates otherwise. Sale MAC served approximately 500,000 basic cable subscribers, which constituted approximately 54% of the Sale Systems’ basic cable subscribers as of that date. For more information regarding the Discontinued Operations Systems, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” in Item 7 of this report.
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
     Technology and Network Infrastructure. Cox strives to maintain the highest technological standards in the industry. Available service offerings depend on bandwidth capacity; the greater the bandwidth, the greater the capacity of the system. Cox’s cable systems generally have bandwidth capacities ranging from 270 to 860 megahertz or greater. At the end of 2005:
•	Cox had upgraded 94% of its networks to a bandwidth capacity of 750 megahertz or greater;

•	digital cable was available to 99% of the homes passed by Cox’s broadband network;

•	high-speed Internet was available to 99% of homes passed; and

•	telephone was available to 73% of homes passed.
     Clustering. As an integral part of its broadband communications strategy, Cox has continually sought the advantages and efficiencies of operating large local and regional cable system clusters. As of December 31, 2005, approximately 81% of Cox’s basic video customers were served by Cox’s 12 largest clusters, which averaged approximately 425,000 customers each. These clusters, represented by location, are:

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
     Bundling. Bundling is a fundamental business strategy for Cox. A bundled customer is one who subscribes to two or more of Cox’s primary services (video, high-speed Internet access and telephone). Cox offers the full bundle of services supported by a single, integrated back-office platform. That means customers can make one call regarding any and all of their services, can receive a single bill for all services and can receive multiple services at a discount. Cox believes that the bundle increases penetration and operating efficiencies, reduces customer churn and provides a competitive advantage. In 2005, the number of bundled customers grew by 20% to 3.3 million, and 61% of Cox’s basic video customers now subscribe to more than one service.
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
Products and Services
     Cox has one operating segment, broadband communications, and offers video and high-speed Internet access in all of its markets, telephone service in a growing number of markets and new advanced services in select markets. Cox experiences some seasonality in its business, primarily as a result of college students returning to school in the fall and people traveling to warmer climates for the winter. These factors generally result in increased revenues during the third quarter of the year.
Video
     Cox’s cable operations represent a key element of its integrated broadband communications strategy. Cox offers customers a full range of video services and packages. Customers generally pay initial connection charges and fixed monthly fees for video service. As of December 31, 2005, Cox’s cable systems provided video service to approximately 6.3 million customers.
     Cox’s video service offerings consist of the following:
•	Basic Cable. Basic cable includes, for a monthly fee, local broadcast signals available off-air, a limited number of broadcast signals from so-called “superstations,” and public, governmental and educational access channels.

•	Expanded Basic. Expanded service includes, for an additional monthly fee, satellite-delivered non-broadcast programming (such as CNN, MTV, USA, ESPN, A&E, TNT, The Discovery Channel, The Learning Channel and Nickelodeon).

•	Premium Services. Premium services include, for an additional monthly fee, satellite-delivered programming that consists principally of feature motion pictures presented without commercial interruption, sports events, concerts and other entertainment programming (such as Home Box Office, Showtime, Starz and Cinemax).

•	Pay-Per-View. Pay-per-view service allows customers to order, for a one-time fee, a single showing of a recently released movie, sporting event or music concert without commercial interruption.

•	Cox Digital Cable. Digital compression technology currently allows up to 12 digital channels to be inserted into the space of only one traditional analog channel. A set-top video terminal converts the digital signal into analog signals that can be viewed on a television set. A Cox Digital Cable customer can currently receive up to approximately 250 channels, including enhanced pay-per-view service, digital music channels, new networks grouped by genre and an interactive program guide. Customers pay a monthly fee for digital cable, which varies based on level of service and number of digital converters selected by the customer.

     In addition, Cox has introduced new video services to enhance its competitive position and generate additional revenues.
•	Entertainment On Demand. Entertainment On Demand (also referred to as video on demand) is an interactive service that provides access to hundreds of movies and other programming with full VCR-like functionality, including the ability to pause, rewind and fast forward programs. Customers can also start a program whenever they like, stop the selection before it is completed and view a program repeatedly during the 24 hour rental period. Customers generally pay on a per-selection basis. Cox has already launched Entertainment On Demand in nine markets, and is working with technology vendors and others to make Entertainment On Demand available in additional markets.

•	High-Definition Television. High definition television is high-resolution digital television. A high definition television signal has twice the color resolution, provides a picture that is six times sharper than that provided by a traditional analog television set and provides enhanced audio, such as Dolby Digital™. Cox offers high definition television service in over 90% of its homes passed.

•	Digital Video Recorders. A digital video recorder is a device that allows customers to store television programming on a hard disk drive so that customers can access this programming at a later time. The digital video recorder functions like a VCR, except that there is no videotape and it offers more sophisticated recording options and playback features. Cox has deployed digital video recorders in all of its markets.
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
Cox Digital Telephone
     Cox utilizes the capacity and reliability of its advanced broadband network by providing local telephone services and long-distance services. In 2005, Cox launched telephone service in five new markets and now serves twenty-two markets in total, representing 73% of its total footprint. In ten of these markets, Cox provides telephone service using VOIP technology. In the remaining twelve markets, Cox has deployed traditional circuit-based technology. In all locations, the service is marketed as primary line phone service under the brand, Cox Digital Telephone.
Cox Business Services

     Through both its dedicated fiber optic networks and its hybrid fiber coaxial cable networks, Cox Business Services provides a range of advanced communications services, including high-speed Internet access, local and long distance telephone and advanced voice and data transport solutions for companies of all sizes.
Cox Media
     Cox also derives revenues from the sale of advertising time on cable networks and digital networks through its advertising sales division, Cox Media. Currently, Cox inserts advertising on up to 73 channels in each of its cable systems. In addition to advertising sales in Cox markets, Cox Media represents the advertising sales efforts of other cable operators.
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
Customer Data
     The following table presents operating statistics for Cox’s primary services as of December 31, 2005 and 2004:

	December 31
	2005*†	2004*
Customer relationships
Customer relationships
Basic video customers (a)	6,300,432	6,287,395
Non-video customers (b)	446,573	348,825

Total customer relationships (c)	6,747,005	6,636,220

Revenue generating units
Basic video customers (a)	6,300,432	6,287,395
Advanced services (d)	7,531,110	6,286,827

Total revenue generating units (e)	13,831,542	12,574,222

Video homes passed (f)	10,788,522	10,567,166
Basic video penetration (g)	58.4%	59.5%

Cox Digital Cable
Digital cable ready homes passed	10,715,294	10,494,634
Customers	2,704,161	2,410,216
Penetration of customers to basic video customers	42.9%	38.3%

High-Speed Internet Access
High-speed Internet access ready homes passed	10,697,174	10,466,947
Customers	3,143,313	2,571,246
Penetration of customers to high-speed Internet access ready homes passed	29.4%	24.6%

Cox Digital Telephone
Telephone ready homes passed	7,875,402	6,537,968
Customers	1,683,636	1,305,365

	December 31
	2005* †	2004*
Penetration of customers to telephone ready homes Passed	21.4%	20.0%

Bundled Customers
Customers subscribing to two or more services	3,325,306	2,777,588
Penetration of bundled customers to basic video customers	52.8%	44.2%

*	Operating statistics for 2005 and 2004 include the Sales Systems, which at December 31, 2005, had approximately: 963,000 total customer relationships; 1,501,000 total revenue generating units; 1,612,000 video homes passed; 1,592,000 digital cable ready homes passed; 1,564,000 high-speed Internet access ready homes passed; 364,000 telephone ready homes passed; and 274,000 customers subscribing to two or more services.

†	Cox is continuing to assess the impact of Hurricane Katrina on its cable systems in New Orleans, and although all of Cox’s New Orleans network where commercial power has been restored is serving customers, the precise and long-term impact of Hurricane Katrina on the population of New Orleans and, therefore, Cox’s cable systems in New Orleans, remains uncertain. For more information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—2005 Compared to 2004—Hurricane Katrina.”

(a)	A home with one or more television sets connected to a cable system is counted as one basic video customer.

(b)	A customer who receives high-speed Internet or telephone service, but does not subscribe to video service is counted as a non-video customer.

(c)	Total customer relationships represent the number of customers who receive at least one level of service, encompassing video, high-speed Internet and telephony services, without regard to which service(s) customers purchase.

(d)	Advanced services include Cox Digital Cable, Cox High Speed Internet and Cox Digital Telephone.

(e)	Each basic video customer and each advanced service is a revenue generating unit. In certain locations, a household may purchase more than one advanced service, each of which is counted as a separate revenue generating unit.

(f)	A home is deemed to be “passed” if it can be connected to the distribution system without any further extension of the distribution plant.

(g)	Basic video customers as a percentage of video homes passed.
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
     As of December 31, 2005, Cox held approximately 749 cable television franchises. These franchises generally provide for the payment of fees to the issuing authority. The Communications Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of “gross revenues” derived from the provision of cable services and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.
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
     Discovery Communications, Inc. Discovery provides nature, science and technology, exploration and adventure programming, and is distributed to customers in virtually all homes receiving cable television in the U.S. The principal businesses of Discovery are the advertiser-supported networks: The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe, and the retail businesses of Discovery.com. In addition, Discovery is building a documentary programming library. At December 31, 2005, Cox had a 25.0% ownership interest in Discovery.
     TV Works. TV Works (formerly known as Double C Technologies) is a provider of software for digital cable systems. During 2005, Cox contributed $45.0 million to TV Works, an entity in which Cox holds a 33% ownership interest and which is majority owned and controlled by Comcast Corporation. TV Works has acquired substantially all of the North American assets of Liberate Technologies as well as assets from other strategic companies.
     Other. At December 31, 2005, Cox also had ownership interests in In Demand, L.L.C. and National Cable Communications, L.L.C., as well as certain other public and private companies in the cable programming, telecommunications and technology businesses.
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
     Each of Cox’s broadband services operates in a competitive environment. Certain facilities-based competitors, including local telephone companies and satellite program distributors, offer cable and/or other communications services in various areas where Cox operates its cable systems. Cox anticipates that facilities-based competitors will develop in other areas that Cox serves. Cox’s services will likely face competition in the future from other competitors using, among other things, additional spectrum the FCC makes available from time to time in spectrum auctions and streamlined franchising or licensing procedures adopted by governmental authorities to facilitate the development of competition in the delivery of facilities-based broadband services to the public.
Cable and Internet Access Competition. Cox’s cable systems compete with a variety of different sources that provide news, information and entertainment programming to consumers. Cox’s cable systems also face competition from all media for advertising dollars. In the communities in which Cox operates its cable systems, Cox may compete with one or more businesses including:
•	direct broadcast satellite (commonly known as DBS) and direct-to-home satellite program distributors that transmit video programming, data and other information by satellite to customers’ receiving dishes;

•	local exchange carriers (commonly known as LECs) that have partnered with DBS providers to offer video services or that are constructing and are operating fiber optic networks to offer video and other communications services or that have announced plans to enter the video distribution market using fiber optic facilities;

•	multichannel multipoint distribution service (also known as MMDS or wireless cable) that uses low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers’ receiving dishes;

•	local television broadcast stations providing free off-air programming that can be received using a roof-top antenna and television set;

•	satellite master antenna television systems (also known as SMATV or private cable systems) that serve condominiums, apartments, office complexes and private residential developments;

•	competitive cable systems that have been franchised by local governments to provide cable television services in areas where Cox operates (commonly known as overbuilders);

•	distributors of home video products;

•	interactive online computer and Internet services;

•	movie theaters;

•	live concerts and sporting events; and

•	books, newspapers and magazines.

In order to compete effectively, Cox strives to provide, at a reasonable price to its subscribers:

•	new products and services, including digital video and audio programming, high definition video programming, high-speed Internet access and telephone services;

•	a greater variety of optional video programming packages;

•	superior technical performance; and

•	superior customer service.
     In recent years Congress has considered various legislative proposals and the FCC has reviewed and in some cases adopted or modified regulatory policies intended to create a more favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include direct broadcast satellite service, among others. Direct broadcast satellite services are available throughout the country through the installation of a small roof top or side-mounted antenna. Direct broadcast satellite operators are among the cable industry’s largest competitors. The two largest direct broadcast satellite companies, EchoStar Communications Corporation and DirecTV, are currently offering nationwide high-power direct broadcast satellite services and are each among the four largest providers of multichannel video programming services on the basis of reported subscriber numbers. The de facto controlling interest in DirecTV held by News Corporation

Limited, which currently controls direct broadcast satellite operations in Europe, Asia and Latin America, significantly enhances DirecTV’s ability to compete with Cox.
     Direct broadcast satellite service subscribership continues to grow. According to recent government reports, conventional, medium and high-powered satellites provide video programming to over 26.3 million subscribers in the U.S., which represents an approximate 27.93% share of the national multichannel video program distributor market. Direct broadcast satellite providers with high-power satellites typically offer more than 300 channels of programming, including local television broadcast stations and other programming services substantially similar to those provided by Cox’s cable systems. Direct broadcast satellite systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Unlike cable operators, direct broadcast satellite systems have limited ability to offer locally produced programming in each community where service is offered and do not have a significant local presence in most communities. Cox’s video service packages, including its digital cable services, are competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by direct broadcast satellite systems.
     The direct broadcast satellite industry also provides advanced communications services. Direct broadcast satellite providers currently offer one-way high-speed Internet access services using a telephone return path. DirecTV also is offering two-way high-speed Internet access services. DirecTV and Verizon Communications, one of the world’s largest telecommunications companies, have an agreement to offer bundled communications services, including local and long distance telephone, broadband Internet, mobile telephone and satellite TV services, in Rhode Island and in other parts of New England and the mid-Atlantic states. DirecTV also has similar bundled communications service agreements with BellSouth Corporation and Qwest Communications International Inc., both of which are among the world’s largest telecommunications companies. EchoStar is offering its video programming services with the Internet services provided by EarthLink, an Internet service provider, using digital subscriber line technology. EchoStar also has separate agreements in which it bundles its satellite video services with the telephone and Internet services of Sprint Corporation, SBC Communications and CenturyTel. Another satellite company called WildBlue (formerly iSKY) began offering high-speed Internet access to residential and small business markets in the contiguous U.S. in the second half of 2005 using the Ka-band and spot beam technology. Most of Cox’s cable systems offer high-speed Internet services that compete with the Internet services offered by these direct broadcast satellite providers and by existing Internet service providers (also known as ISPs) and local and long-distance telephone companies.
     In addition to entering into joint marketing arrangements with direct broadcast satellite providers, some local telephone companies are aggressively building fiber optic networks capable of delivering multiple communications services to consumers, including video programming, high speed data and telephone services. Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with Cox’s cable television services, including video and Internet services, within and outside their telephone service areas. Telephone companies and other businesses construct and operate communications facilities using various technologies, including fixed wireless technology, that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. Many Internet service providers offer access to the Internet with dial-up services over ordinary telephone lines. The deployment of Digital Subscriber Line technology, also known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Monthly service fees for digital subscriber line services are generally equivalent to charges for comparable levels of high-speed Internet services offered over cable systems, and dial-up Internet services often have a pricing advantage. Numerous companies, including telephone companies, have introduced digital subscriber line service, and certain telephone companies are seeking regulatory changes in order to provide high-speed broadband services without regard to present service boundaries and other regulatory restrictions. In Phoenix, Arizona and Omaha, Nebraska, where Cox operates cable systems, Qwest uses very high-speed digital subscriber line (also known as VDSL) technology to distribute video, high-speed Internet access and telephone service over existing copper phone lines. BellSouth and Earthlink have an agreement to provide high-speed digital subscriber line technology to various markets, including Baton Rouge and New Orleans. Verizon provides broadband communications services to EarthLink and offers Internet telephony services to Earthlink customers in several Cox markets including portions of California, Connecticut, Rhode Island and Virginia.
     As in recent years, Congress may again consider legislation that, if enacted into law, would eliminate or reduce significantly many of the regulatory restrictions on the offering of video and high-speed broadband services by local telephone companies and other competitors. The FCC also has adopted policies that reduce certain regulatory restrictions imposed on the offering of high-speed broadband services by local telephone companies and is considering other regulatory actions that may lead to a further reduction or elimination of restrictions on the delivery of video and high-speed broadband services. Similarly, the FCC adopted regulations in October 2004 to facilitate the development and delivery of broadband services over electric power lines. See “Legislation and Regulation – Cable Television.” Cox is unable to predict the outcome of these legislative or regulatory initiatives or the likelihood of success of competing video or broadband service ventures by telephone and electric companies or other businesses. Cox expects competition for high-speed Internet service subscribers to remain intense, with companies competing on service availability, price, transmission speed and bundled service packages. Although Cox’s high-speed Internet services are very competitive with the Internet services delivered by telephone companies, Cox cannot predict the impact these competitive ventures might have on its business and operations.
     Real-time (i.e., streaming) and downloadable video accessible over the Internet continues to improve in quality and is becoming more widely available, although streaming Internet video has yet to become a significant competitor to traditional video services. For example, Yahoo, Inc., Time Warner’s America Online and Microsoft Corp.’s MSN reportedly offer competitive subscription services available over the Internet that provide news, sports and entertainment programming, some of which is exclusive to these services. As high-speed Internet services over cable systems and competitors’ broadband platforms become more ubiquitous, programming suppliers, such as the major movie studios, may bypass cable operators and market their services directly to consumers through video streaming over the Internet. Cox is unable to predict the impact on its business and operations from companies providing Internet services or companies using the Internet to gain direct access to Cox’s subscribers.
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
     Cable systems also compete with broadband radio service systems (also known as BRS or wireless cable systems and formerly known as multichannel multipoint distribution service or MMDS). The FCC’s regulations allow wireless cable systems the flexibility to employ digital technology in delivering two-way communications services, including high-speed Internet access, and along with the use of digital compression technology, wireless cable systems are able to deliver more channels and additional services, such as Internet service. Generally, wireless cable operators are now focusing on data transmission rather than video service. One such system in Phoenix, Arizona currently serves approximately 1,500 Internet service customers and competes with Cox’s cable system. A wireless cable operator also is authorized to provide or is providing Internet service in several California communities where Cox operates, but Cox cannot determine the number of customers it is serving.

     In addition, the FCC has awarded licenses in the 28 gigahertz band for a new multichannel wireless video service called Local Multipoint Distribution Service (also known as LMDS), which, like other wireless cable systems, is capable of transmitting voice and high-speed Internet access as well as video transmissions. The FCC completed an auction of a 500 megahertz block of spectrum in the 12.2 to 12.7 gigahertz band (spectrum previously allocated for direct broadcast satellite system use) in the Multichannel Video Distribution and Data Service (also known as MVDDS); and the FCC issued approximately 192 geographic area licenses throughout the United States authorizing new terrestrial digital wireless video, voice, and data transmission services. The FCC requirements for this new terrestrial digital wireless service require licensees to operate on a “non-harmful interference” basis with the incumbent spectrum user. Based on the reported results of the spectrum auction, the FCC issued licenses in several Cox markets, including Gainesville, Florida; Las Vegas, Nevada; New Orleans, Louisiana; Norfolk, Virginia; Oklahoma City, Oklahoma; Omaha, Nebraska; Phoenix, Arizona; Roanoke, Virginia; San Diego, California; Tucson, Arizona; and Tulsa, Oklahoma. Cox is unable to predict whether any of these wireless communications services will have a material impact on its business and operations.
     Cox operates its cable systems pursuant to non-exclusive franchises that are issued by a community’s governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which Cox’s cables are attached) may also obtain cable franchises and may provide competing communications services. Local telephone companies, however, have taken various positions on whether they need a local cable television franchise to provide video services; some have applied for and received local franchises, some have sought and (in certain states) have achieved state-wide franchises, and some have claimed that video services can be provided without a cable television franchise. The consolidated franchising authority for the City and Parish of Lafayette, Louisiana is currently attempting to authorize and finance a competing broadband cable system that will be constructed and operated by the Lafayette Utilities System, a municipal utility. To date, the number of competing cable systems in Cox’s service areas has been relatively slight, and fewer than 8% of Cox’s total homes passed are overbuilt by other cable operators at this time. While Cox believes that the current level of overbuilding has not had a material impact on its operations, it is unable to predict the extent to which adverse effects may occur in the future as a result of overbuilds. See “Legislation and Regulation – Cable Franchising Matters.”
     Other new technologies also compete with Cox’s cable-delivered services. The FCC has issued digital television (also known as DTV) licenses to incumbent television broadcast licensees. Digital television stations are capable of delivering high-definition television pictures, multiple digital program streams, as well as CD-quality audio programming and advanced digital services such as data transfer or subscription video. Digital television stations are now operating in many of Cox’s cable television markets. Several leading television broadcast station groups have announced that they are providing funding for U.S. Digital Television, Inc., an entity that currently offers digital subscription services in several markets as a low cost alternative to cable television service. Other broadcasters are considering similar plans. In the markets where Cox is now offering high definition (HD) digital services, Cox has reached agreements with many of these stations to carry at least their primary digital broadcast signal on Cox’s cable systems.
     Cox’s cable systems compete against a wide variety of media outlets for the sale of advertising, including local broadcast stations, national television and radio broadcast networks, national and regional cable networks, newspapers, magazines and Internet websites. The competition from existing media outlets and the growth of new media outlets that offer advertising opportunities may have a negative impact on the growth of Cox’s advertising business.
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
     Subject to certain limitations for rural telephone companies, the FCC may preempt any state or local law or regulation that prohibits or has the effect of prohibiting any entity from providing telecommunications services. Federal law facilitates opening local exchange markets to competition, which has resulted in a substantial increase in Cox’s business opportunities to deliver telecommunications services over its cable broadband networks; however, the competitive nature of the telephone business may negatively affect demand for and pricing of Cox’s telephone services.
     Cox’s telephone services compete with telephone companies that have substantial financial and technical resources, and some of these companies recently have become substantially larger in size and scope of operations. SBC Communications recently acquired AT&T Corp. and changed its name to AT&T, Inc. AT&T also recently announced that it will acquire BellSouth Corporation, one of the former Bell Operating companies. Verizon Communications recently acquired MCI; and Sprint Corp. recently completed its merger with Nextel Communications to form Sprint Nextel Corp. AT&T and Verizon are also aggressively building fiber optic networks in substantial portions of their service areas so that they can provide a variety of communications services to their customers, including video, high-speed data and VOIP services. Cox is unable to predict the effect these transactions will have on Cox’s telephone service business.
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
     As of March 1, 2006, approximately 176 communities served by Cox’s cable systems were regulating Cox’s basic service and equipment rates. These communities represent approximately 21% of total communities served by Cox and approximately 45% of the total number of equivalent basic subscribers served by Cox’s cable systems. In addition to 76 communities the FCC determined were subject to effective competition following earlier Cox petitions, Cox has requested similar FCC rulings for 69 other communities served by Cox’s cable systems. Cox expects the FCC will grant these pending requests shortly, and Cox therefore should not be subject to rate regulation in these communities. The regulation of Cox’s basic service and equipment rates in the communities that are actively regulating such rates has not materially impacted Cox’s business and operations, and Cox does not believe that it will do so in the future.
     The Communications Act and the FCC’s regulations also:
•	prohibit regulation of rates for non-basic multichannel video service packages and video programming offered on a per channel or per program basis, as well as regulation of rates by local franchising authorities for other non-basic communications services provided over the cable system;

•	require operators to establish a uniform rate structure for cable services throughout each franchise area that is not subject to effective competition, subject to certain exceptions allowing operators to establish reasonable categories of customers and services; and

•	permit operators to offer non-predatory bulk discount rates for subscribers in commercial and residential developments and to offer discounted rates to senior citizens and other economically disadvantaged groups.
     In recent years, Congress and the FCC have considered imposing new pricing and/or packaging requirements on the video programming services offered by cable operators, including proposals to require cable operators to offer video programming services on an a la carte or themed-tier basis instead of or in addition to the current service packages typically offered by cable operators. Cox cannot predict whether or when Congress or any regulatory agency may adopt new regulations on the pricing or packaging of cable services or how such requirements, if adopted would affect Cox’s cable operations and business.

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
     In February 2005, the FCC reaffirmed its 2001 decision not to impose (i) a dual carriage regulation which would have required an operator to carry simultaneously a local broadcaster’s analog and digital signals, and (ii) a requirement that operators carry more than a single digital programming stream from any particular broadcaster. The broadcast industry trade association and several broadcasters have requested the FCC to reconsider its recent ruling and are actively lobbying Congress for legislative changes to cable operator’s digital broadcast signal carriage obligations. Although it has ruled consistently against such expanded carriage requirements, the FCC may reconsider its decision and evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Cox cannot predict whether expanded carriage requirements may result from additional FCC proceedings, judicial proceedings or legislation. If expanded carriage requirements were imposed on cable operators, Cox would have less freedom to allocate usable spectrum on its cable systems to provide the services Cox believes will be of greatest interest to its subscribers.
     Except in areas where Cox is subject to effective competition, the Communications Act and the FCC’s regulations prohibit operators from requiring subscribers to purchase any tier of service, other than the basic service tier, as a condition of subscribing to video programming offered on a per channel or per program basis. In response to a complaint alleging a violation of this tier buy-through prohibition, the FCC requested Cox to explain the marketing of its digital cable services in Connecticut, where subscribers must purchase a “Digital Gateway” service as a condition of receiving any digital services, including digital video programming offered on a per channel or per program basis. Cox’s “Digital Gateway” service consists of an interactive programming guide and Music Choice, a forty-channel audio service. Although

Cox has submitted to the FCC an explanation justifying its Digital Gateway service charge which also is assessed to digital subscribers in other Cox systems around the country, it cannot predict how the FCC will decide the matter. Cox does not believe an adverse FCC decision prohibiting Cox’s Digital Gateway charge will materially impact Cox’s business and operations.
     One of the underlying competitive policy goals of the federal communications laws is to limit the ability of vertically integrated program suppliers from favoring affiliated cable operators over unaffiliated program distributors. Consequently, with certain limitations, until October 5, 2007, federal law generally:
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
     The FCC actively regulates other aspects of a cable operator’s programming, including:
•	use of syndicated and network programs and local sports broadcast programming;

•	advertising in children’s programming;

•	political advertising;

•	programming created or controlled by the cable operator (i.e., origination cablecasting);

•	lottery programming;

•	sponsorship identification; and

•	closed captioning of video programming.
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

     Various consumer groups and companies, including telephone companies and Internet service providers, have lobbied vigorously for local, state and federal governments to mandate that cable operators provide capacity on their systems so that these companies and others may deliver high-speed Internet and interactive television services directly to subscribers over cable systems. Municipal efforts to impose unilaterally so-called ‘‘open access’’ requirements on cable operators generally were unsuccessful and were rejected by several federal courts, although the rationale for each decision varied. The FCC, in connection with its review of the AOL-Time Warner merger, imposed, together with the Federal Trade Commission, limited multiple access, technical performance and other requirements related to the merged company’s Internet and Instant Messaging platforms. The FCC rescinded its requirement for instant messaging platforms in 2003, and the Federal Trade Commission’s requirements expired by their terms in December 2005.
     In 2002, the FCC decided that the provision of broadband Internet services over cable systems is an interstate “information service,” and not a “cable service” or “telecommunications service.” The FCC confirmed that cable operators offering integrated high-speed Internet services are not subject to common carrier requirements to offer the transport functions underlying their Internet services on a stand-alone basis to unaffiliated Internet service providers. In June 2005, the United States Supreme Court confirmed that the FCC’s decision was reasonable and supported by the Communications Act. In August 2005, the FCC decided to have consistent regulatory treatment of competing broadband platforms and to classify incumbent local exchange carriers’ broadband services as interstate information services. Therefore, after a short transition period, incumbent local exchange carriers do not have to offer their broadband services or share their broadband facilities with third parties on a common carrier basis. The FCC has a separate rulemaking pending to assess issues concerning the regulation of broadband Internet services provided over cable systems, including whether the FCC can and should exercise authority to develop a new regulatory framework for Internet service provided over cable systems as a facilities-based interstate information service and the role, if any, of state and local governmental authorities in regulating such services. The outcome of the pending FCC broadband rulemaking proceeding may affect significantly Cox’s regulatory obligations, including whether Cox will be required to obtain additional local authority to use the local rights-of-way for the delivery of high-speed Internet services or to pay local governmental franchise fees and/or federal and state universal service fees on high-speed Internet service revenues.
     Legislation has been introduced previously in Congress, which, among other things, would have required cable operators to offer interconnection to unaffiliated Internet service providers on terms and conditions regulated by the FCC. Although the legislation was not enacted, Cox cannot predict if similar proposals will be introduced or adopted in the future. Congress and the FCC are considering additional proposals regarding the regulation of high-speed Internet services, including proposals to establish the rights of end users of high-speed Internet services and regulate or restrict commercial agreements between providers of high-speed Internet services and content providers. Adopting a policy commonly referred to as “network neutrality,” the FCC issued a non-binding policy statement in August, 2005 establishing four basic principles to guide its ongoing policymaking activities regarding high-speed Internet and other broadband-related services. Those principles state that: (1) consumers are entitled to access the lawful Internet content of their choice; (2) consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement; (3) consumers are entitled to connect to legal devices of their choosing provided that they do not harm the network; and (4) consumers are entitled to competition among network providers, application and service providers and content providers. The FCC required Verizon and AT&T to abide by these principles for a two-year period as a condition to the Verizon/MCI and SBC/AT&T mergers. Congress is also considering legislation to codify these or related principles, subject to various conditions. Any such rules or statutes could limit the ability of high-speed Internet providers to manage their networks (including their use for other services), to obtain market-based value for the use of their networks, or to respond to competitive conditions. Cox cannot predict either the ultimate outcome of any Congressional initiatives and administrative proceedings or their impact on Cox’s business and operations.
     In August 2005, the FCC adopted rules generally requiring providers of high-speed Internet service (including cable operators) to comply with the Communications Assistance for Law Enforcement Act (“CALEA”). Under these new rules, high-speed Internet service providers must implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity. The rules are scheduled to go into effect in 2007, but are now subject to court challenge. Cox anticipates that its high-speed Internet services will comply with these new requirements.
     Pole Attachments. The Communications Act requires public utilities to provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by public utilities for use of utility poles and conduit space unless state authorities have certified to the FCC that they adequately regulate pole attachment rates, as is the case in certain states where Cox operates. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The Communications Act does not regulate municipally owned or cooperatively owned utilities. The FCC’s original rate formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing cable services and other non-telecommunications services. The FCC also adopted a second rate formula that governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators; this newer telecommunications rate formula generally produces higher pole attachment rates.
     The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are simultaneously used to provide high-speed Internet access and cable services, and a federal appellate court confirmed that the FCC’s rate formulas, as applied in a specific case, provide “just compensation” under the Federal Constitution. Several other federal appellate court decisions have also upheld various aspects of the FCC’s pole attachment regulations and policies, and have provided more certainty for Cox in its negotiations with various utilities for the use of space on poles and in underground conduits. Nevertheless, the applicability of and method for calculating these pole attachment rates under the newer telecommunications attachment rate formula remain unsettled, and there is a risk that the rates Cox pays for its pole attachment will increase substantially as it expands its telephone business.
     Cox is involved in three complaint proceedings filed at the FCC by various state cable associations (Arkansas, Florida and Georgia) challenging, among other things, certain utilities’ rate increases, the unilateral imposition of new contract terms and reimbursement by cable operators for a utility’s engineering fees, pole inspections and costs incurred in making the pole ready for the operator’s attachment. The utilities in these cases challenged, among other things, the constitutionality of the FCC’s pole attachment rate formulas. The proceedings involving Cox’s Florida and Georgia cable systems were decided in 2003 by the FCC in favor of the cable operators; however, in the Florida case the utility involved is seeking further review by the FCC which has ordered an administrative law judge to conduct limited discovery and, if necessary, to hold evidentiary hearings to supplement the record for further review. Cox is unable to predict the outcome of the legal challenges to the FCC’s regulations or the ultimate impact any revised FCC rate formula, any new pole attachment regulations or any modification of the FCC’s regulatory authority might have on Cox’s business and operations.
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
     Local telephone companies and other entities may provide video programming services as traditional cable operators or, among other things, as open video system (also known as OVS) operators, subject to certain conditions, including setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. Open video system operators are exempt from several of the regulatory obligations that currently apply to cable operators, but are required, among other things, to obtain FCC and any necessary local operating authority, and to comply with the FCC’s sports blackout, network non-duplication, syndicated exclusivity and mandatory carriage rules. Cox may elect to operate open video systems, but only if it is subject to effective competition as defined by federal law; however, it may not terminate an existing franchise agreement to become an open video system operator. Cox does not operate any open video systems, and no open video systems currently operate in any of Cox’s franchise areas.
     Local telephone companies have taken various positions on whether they need a local cable television franchise to provide video services; some have applied for and received local franchises, some have sought and (in certain states) have achieved state-level regulation only, and some have claimed that video services can be provided without a cable television franchise. Some states in which Cox operates cable television systems, such as Texas and Virginia, have enacted, and other states like California are considering, state-wide franchising or franchise standards that may allow or have allowed telephone companies and other competitors to construct and operate cable systems with fewer regulatory and contractual requirements, or to avoid negotiating individual franchises with each community as Cox has been required to do. Various bills also have been introduced in Congress that may either provide for national franchising of video services provided by telephone companies or eliminate franchise requirements for telephone companies and other competitors providing video services. The FCC similarly is considering rules proposed by Verizon and other telephone companies that would address claimed franchising burdens for those entities. Cox cannot predict the ultimate outcome of any Congressional initiatives and administrative proceedings or the impact of any new regulatory standards on Cox’s business and operations. If competitors were permitted to enter Cox’s markets on terms and conditions more favorable than those applied to Cox, however, Cox’s ability to compete in a fair environment would be diminished.
     General Ownership Limitations. The Communications Act generally prohibits Cox, with certain limited exceptions, from owning and/or operating a satellite master antenna television system or a wireless cable system in any area where Cox provides franchised cable television service. The FCC’s rules, however, permit Cox to offer service through satellite master antenna television systems in its existing franchise areas so long as the service is offered according to the terms and conditions of Cox’s local franchise agreement. Cox also is permitted to provide Internet services in its franchise areas using a wireless cable system (also known as the broadband radio service or BRS) and may provide video services using a BRS system in any franchise area that is subject to effective competition. In addition, Cox may be able to offer service using direct broadcast satellites. Although the FCC began a rulemaking proceeding in 1998 to consider whether cross-ownership restrictions between direct broadcast satellite providers and cable television should be established, the FCC has taken no action in that proceeding and has stated it would evaluate related issues case-by-case in the context of associated FCC license transfer applications.
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
     The FCC also adopted regulations regarding compatibility between cable systems and consumer electronics equipment. The FCC’s rules assure the competitive availability of customer premises equipment, such as set-top converters or other navigation devices, which are used to access services offered by cable systems and other multichannel video programming distributors. Cable operators are required to separate security from non-security functions in certain customer premises equipment by making available modular security components that would function in set-top converters purchased or leased by subscribers from retail outlets. Effective July 1, 2007, Cox will be prohibited from selling or leasing new navigation devices or set-top converters that integrate both security and non-security functions. Cox, however, will not be required to discontinue the leasing of older set-top converters that include integrated security functions if those converters are provided to subscribers before July 1, 2007. Certain cable companies have challenged the FCC’s regulations in federal court, but it is uncertain how the court will rule on this appeal. If the court does not reverse the FCC’s decision, or the FCC does not substantially modify its regulations, extend the July, 2007 deadline or waive the rules for low-cost, limited function set-top boxes, Cox will be forced to incur added costs in purchasing new set-top boxes that comply with the FCC’s regulations.
     The FCC also adopted technical rules and standards to implement an agreement between the cable and consumer electronics industries aimed at promoting the manufacture of “plug and play” set-top converter boxes that would be commercially available to consumers as well as television sets that can connect directly to cable operators’ networks and receive one-way analog and digital cable services without the need for a set-top converter box. The FCC also initiated a rulemaking to consider additional “plug and play” regulations, including standards for copy protection technologies that cable operators would need to support. The cable and consumer electronics industries are currently negotiating an agreement that will allow for the manufacture of two-way, interactive “plug and play” equipment. Cox cannot predict the ultimate outcome of these negotiations, any FCC proceeding or court challenge to the FCC’s regulations or the impact of new technical equipment regulations on Cox’s business and operations.

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
     Cable Copyright Matters
     Cox’s cable systems utilize local and distant television and radio broadcast signals in their channel line-ups. This programming is protected by federal copyright law. Cox, however, generally does not obtain licenses to display this programming directly from its owners. Instead Cox must comply with a federal compulsory licensing process that covers television and radio broadcast signals. In exchange for contributing a percentage of its revenues to a federal copyright royalty pool and following certain other requirements, Cox obtains blanket permission to retransmit the copyrighted material carried on broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time. Increases in such payments may be, and decreases must be, passed through to subscribers as external costs under the FCC’s cable rate regulations.
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
     Cox distributes to subscribers programming that contains music, including local advertising, local origination programs, access channels and pay-per-view events. The cable industry reached agreements with the three major music performing rights organizations for a standard license covering the performance of music in certain programming, including advertising inserted by cable operators in programming produced by other parties, and Cox has executed music performance license agreements with these organizations. Although each of these agreements requires the periodic payment of music license fees, Cox does not believe such license fees will have a significant impact on its business and operations.
     Cable Franchising Matters
     Because cable systems use local streets and rights-of-way, they are subject to state and local regulation, which typically is implemented through the franchising process. Consistent with the Communications Act, state and/or local officials are usually involved in franchisee selection and in establishing requirements for, among other things, system capabilities and construction, insurance, basic service rates, consumer relations, billing practices and community-related programming and services. Upon receipt of a franchise, the cable system owner usually assumes a broad range of obligations to the issuing authority that directly affect the system’s business. Franchise terms and conditions vary materially from jurisdiction to jurisdiction, and even from city to city within the same state. Although franchising matters normally are resolved at the local level through a franchise agreement and/or a local ordinance, the Communications Act and FCC regulations provide certain guidelines and requirements that govern a cable operator’s relationship with its local franchising authority. For example, federal law:
•	generally prohibits a cable operator from operating without a franchise;
•	permits local authorities to regulate basic service and equipment rates, but only in a manner consistent with the FCC’s regulations and decisions;

•	encourages competition with existing cable systems by:
-	allowing municipalities to operate their own cable systems without franchises; and

-	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area;
•	permits local authorities, when granting or renewing franchises, to establish requirements for cable-related facilities and equipment;
•	permits local authorities, when granting or renewing franchises, to require the provision of channel capacity for public, educational and governmental channels, including capacity on institutional networks;
•	prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;
•	permits a cable operator to seek modification of franchise requirements from the franchising authority or by judicial action if changed circumstances warrant the modification;
•	generally prohibits franchising authorities from:
-	imposing requirements in the grant or renewal of a cable franchise that require, prohibit or restrict the provision of telecommunications services;

-	imposing franchise fees on revenues derived from providing telecommunications services over the cable system; or

-	restricting the use of any type of subscriber equipment or transmission technology;
•	limits franchise fees to 5% of gross revenues derived from providing cable services over the cable system;
•	establishes formal and informal procedures for renewal of franchises that are designed to protect cable operators from arbitrary denials of renewal; and
•	permits state or local franchising authorities to adopt certain additional conditions regarding the transfer of cable system ownership.
     Cox’s franchises typically require the periodic payment of fees to franchising authorities of up to 5% of “gross revenues,” as defined by each franchise agreement. Under the Communications Act and FCC rules, these franchise fees may be passed on to subscribers and separately itemized on subscriber bills. Franchise fees paid by cable operators on non-subscriber related revenue generated from such things as cable advertising and home shopping commissions also may be passed through to subscribers and itemized on subscriber bills regardless of the source of the revenues on which they were assessed. Because the FCC has classified high-speed Internet services provided over a cable system as interstate information services, the revenues derived from cable operators’ Internet services are not included in the revenue base from which franchise fees are calculated. Cox does not expect that any additional franchise fees it may be required to pay will be material to Cox’s business and operations.
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
     In order to promote competition in the delivery of video programming services, some states in which Cox operates cable television systems, such as Texas and Virginia, have enacted, and other states like California are considering, state-wide franchising or franchise standards that may allow or have allowed competitors, including telephone companies, to construct and operate cable systems with fewer regulatory and contractual requirements, or to avoid negotiating individual franchises with each community as Cox has been required to do. In Texas, for example, where Cox has agreed to sell its cable systems to Cebridge Connections Holdings, LLC, cable operators must continue to comply with existing franchises with individual communities until each franchise expires, at which time the cable operator will be eligible to obtain a state franchise covering its operations in the community. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose public utility-type regulation on cable operators. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, the states in which Cox operates that have enacted such state level regulation are Connecticut, Massachusetts and Rhode Island. State and local franchising jurisdiction is not unlimited, however, and must be exercised in accordance with federal law.
     Various bills also have been introduced in Congress that may either provide for national franchising of video services provided by telephone companies or eliminate franchise requirements for telephone companies and other competitors providing video services. The FCC similarly is considering rules proposed by Verizon and other telephone companies that would address claimed franchising burdens for those entities. Cox cannot predict the ultimate outcome of any Congressional initiatives and administrative proceedings or the impact of any new regulatory standards on Cox’s business and operations. If competitors were permitted to enter Cox’s markets on terms and conditions more favorable than those applied to Cox, however, Cox’s ability to compete in a fair environment could be diminished.
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
     Although telephone competition currently is governed by the requirements of the 1996 Telecommunications Act, the relevant Congressional committees are considering potential changes to the regulatory regime created by that legislation. Although it is not clear whether agreement will be reached on any of these issues, the areas under consideration include interconnection, universal service and licensing requirements for providers of telephone and broadband services.
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
     The FCC adopted pricing standards and negotiation and arbitration guidelines that the states must follow in reviewing interconnection agreements between incumbent local telephone companies and their competitors. Although these rules initially were adopted in 1996, many of the rules governing the extent to which incumbent local telephone companies must provide unbundled elements of their networks to competitors never became final. Most recently, in response to a 2004 decision by the U.S. Court of Appeals for the District of Columbia Circuit, the FCC adopted modified unbundling rules in December 2004. These rules limit the access of competitive carriers to high capacity transport facilities, including connections from the customer location to the ILEC’s switch, and eliminate competitive carriers’ access to unbundled local switching provided by ILECs. The rules are expected to disadvantage competitive carriers, such as CBeyond and Birch Telecom, that make significant use of unbundled elements of the networks of other carriers to provide local telephone services and that are active in Cox service areas such as New Orleans, Louisiana and Los Angeles and Orange County, California. The FCC decision is subject to pending appeals in the United States Court of Appeals for the District of Columbia Circuit, but no date has been set for oral argument and the date of any decision is uncertain.
     In a related proceeding, in 2004 the FCC adopted an order modifying its rules governing the ability of CLECs to adopt the terms of existing interconnection agreements, rather than negotiating or arbitrating terms of their own. The new rule requires CLECs that wish to adopt existing terms to adopt an entire agreement, rather than permitting them to take individual terms from agreements of their choice. Cox and other CLECs have appealed this decision to the U.S. Court of Appeals for the Ninth Circuit, and briefing is complete, but no date has been set for oral argument and the date of any decision is uncertain.
The FCC’s pricing rules for incumbent local telephone companies pricing of unbundled network elements and interconnection were upheld in 2002 by the U.S. Supreme Court. However, the FCC is considering modifying these rules in a proceeding that has been pending since 2003. If the FCC modifies its overall pricing rules, Cox’s costs for interconnection and for use of unbundled elements of ILEC networks could increase.
     Under the 1996 Telecommunications Act, competitive wireline entrants such as Cox are subject to federal regulatory requirements for the provision of local exchange service in any market. All local telephone companies must provide telephone number portability, dialing parity, reciprocal compensation for transport and termination of local traffic, resale, and access to rights-of-way. These requirements also place burdens on new entrants that may benefit their competitors. In particular, the resale requirement means that a company could seek to resell services using the facilities of a new entrant such as Cox without making a similar investment in facilities. In addition to incumbent local telephone companies and existing competitive access providers, new entrants potentially capable of offering telecommunications services include cable companies, electric utilities, long-distance carriers, microwave carriers, terrestrial and satellite wireless service providers, resellers and private networks built by large end-users or groups of these entities in combination. In 2003, the FCC issued an order facilitating the transfer of telephone numbers between landline and wireless carriers, which will make it easier for wireless providers to compete with Cox and other landline carriers. The U.S. Court of Appeals for the District of Columbia Circuit remanded this order to the FCC in March 2005. The court also prevented the FCC from applying the order, to carriers that qualify as “small entities” under the Regulatory Flexibility Act until the FCC conducts an analysis of the impact of the order on such entities. The FCC issued a public notice seeking comment on this issue a short time later, but no order has been released. It is unclear what entities are subject to this stay, but it covers some carriers that compete with Cox in rural areas.
     Intercarrier Compensation. The FCC is considering a series of issues related to the system for compensating carriers for originating and completing calls on behalf of other carriers. Under the current system, carriers charge cost-based rates for termination of local calls (known as reciprocal compensation) and higher rates for origination and termination of long distance calls (known as access charges). In 2005, the FCC released a further notice of proposed rulemaking in which it sought comment on potential changes to the intercarrier compensation regime, including proposals that would reduce compensation significantly. Depending on the specific rules adopted by the FCC, changes in the intercarrier compensation requirement could reduce Cox’s costs and revenues for reciprocal compensation and access charges. The date of FCC action in this proceeding is uncertain.
     The terms of intercarrier compensation for local calls to Internet service providers have been the subject of ongoing disputes between CLECs and ILECs at state commissions and the FCC. In particular,

CLECs, including Cox, have had repeated disputes with incumbent local telephone companies concerning the ILECs’ refusal to pay reciprocal compensation for Internet-bound traffic. Although most states have ruled otherwise, the FCC has twice held that such traffic is not subject to the standard compensation for termination of local calls and adopted rules that decreased compensation for carrying such traffic. Both FCC decisions were overturned by the U.S. Court of Appeals for the District of Columbia Circuit, but the FCC’s second order was not vacated. Instead, it was remanded for the FCC to consider whether it could find a proper legal basis for its authority to regulate such traffic. This remand remains pending and the current rules could be superseded by any rules the FCC adopts in its broader intercarrier compensation proceeding. Cox cannot be assured that it will recover reciprocal compensation for traffic delivered to Internet service providers to which Cox believes it is entitled under its existing interconnection agreements.
     Wireline Broadband Services. In 2005, the FCC released an order reclassifying most local telephone company broadband services for consumers as information services. As a consequence of this decision, these services no longer are subject to common carrier regulation, although telephone companies do have the option to treat the transmission component of wireline broadband services as common carrier services if they so choose. The additional flexibility afforded by this decision will make it easier for telephone companies to compete with Cox and other providers of high-speed Internet and other broadband services.
     Universal Service. One of the goals of the Communications Act is to extend telephone service to all citizens of the United States, that is, to provide universal service. Prior to the 1996 Telecommunications Act, this goal was achieved primarily by state commissions maintaining the rates for basic local exchange service at an affordable level.
     The 1996 Telecommunications Act required the FCC to establish an explicit mechanism for subsidizing service to high cost areas and low-income customers, the traditional subjects of universal service rules, and to create programs to subsidize service to schools, libraries and rural health care providers. Telecommunications carriers (subject to limited exemptions) must contribute to funding these universal service programs. In 2003, the FCC released an order modifying the ways in which rural and non-rural high-cost support is calculated. The new rules could reduce the amounts required to be contributed by carriers to the high-cost fund in the future. In February 2005, however, the U.S. Court of Appeals for the Tenth Circuit granted an appeal of this order and remanded it to the FCC for further consideration, so it is possible that the FCC may conclude that it must increase the amounts contributed to the high-cost fund. Moreover, the conclusion that broadband Internet services provided by telephone companies should be classified as information services under the Communications Act has led to questions regarding whether similar services provided by cable operators should be subject to universal service fund contributions. The FCC is considering these questions in a proceeding on the mechanisms for determining contributions to the universal service fund, which has been pending since 2002.
     Under the FCC contribution factors in effect for 2005, Cox contributed approximately $20.7 million of its interstate telecommunications revenues to the federal Universal Service Fund. In addition to the federal universal service plan, most or all states likely will adopt their own universal service support mechanisms.
     The universal service subsidy mechanism may provide an additional source of revenue to those local telephone companies or other carriers (e.g., wireless providers) willing and able to provide service to markets that are less financially desirable either due to the high cost of providing service or the limited revenues that might be available from serving a particular subset of customers in an area, such as residential customers. Cox may be a beneficiary of such programs, but its universal service contribution obligations also may increase to the extent that other providers obtain subsidies. In 2004, the FCC adopted a notice of proposed rulemaking to consider issues relating to the availability of universal service subsidies in high-cost areas, including carrier eligibility for subsidies and the number of lines to support for each subscriber.
     Regulatory Forbearance. Another goal of the 1996 Telecommunications Act is to increase competition in the telecommunications services market, thereby reducing the need for continuing regulation of these services. To this end, the 1996 Telecommunications Act requires the FCC to streamline its regulation of incumbent local telephone companies and permits the FCC to refrain from regulating particular classes of telecommunications services or providers. The FCC has established a framework for granting certain local telephone companies relief from the FCC’s rate level, rate structure and tariffing rules once these local telephone companies satisfy certain competitive criteria. To obtain relief, an incumbent must demonstrate that sufficient competition has developed in the incumbent’s market for high-speed dedicated connections and certain related services to warrant relaxation of the FCC rules for that market, and forbearance requests are deemed granted if the FCC fails to act within certain statutory deadlines. There continues to be activity at the FCC, state public service commissions and the courts by incumbent local telephone companies requesting increased pricing flexibility, local exchange service, special access and high-capacity transport service. To the extent that ILECs and other providers competing with Cox obtain forbearance, Cox may be competitively disadvantaged.
     On September 16, 2005, the FCC adopted an order in the first proceeding involving an incumbent local telephone company’s efforts to seek relief from its obligations in light of competition in a specific market. In that proceeding, the FCC granted forbearance to Qwest for its remaining unbundling obligations under Section 251 of the Communications Act in a portion of the Omaha, Nebraska market that had the highest level of coverage of competitive facilities constructed by Cox and also granted Qwest’s request to be treated as a non-dominant carrier in that market for interstate services. The FCC denied the remaining portions of the petition, including requests to eliminate the obligation to interconnect at any point and the obligation to provide collocation. This decision has been appealed by Qwest and several competitive local telephone companies to the United States Court of Appeals for the District of Columbia Circuit, and the date of any decision is uncertain. In addition, on March 19, 2006, a forbearance request made by Verizon was granted by operation of law when the FCC failed to adopt an order on the request within the statutory deadline. Verizon had sought forbearance from common carrier regulation of most of its services with transmission speeds in excess of 200 kilobits per second. Among other things, Verizon consequently will no longer be required to unbundle these services for sale to competitors, will not be required to offer these services at regulated rates, and will not be subject to non-discrimination requirements. The FCC’s failure to adopt an order, however, also raises many unanswered questions regarding the scope of the relief provided to Verizon, including, for example, whether Verizon will be subject to interconnection requirements if it offers these services as non-common carrier services and whether Verizon will have a legal obligation to offer these services to unaffiliated wireless providers that compete with its own wireless service.
     Telephone Numbers. Local telephone companies must have telephone numbers to provide service to their customers and access to and use of telephone numbers is governed by FCC rules. The most significant numbering rules require carriers to meet specified number usage thresholds before they can obtain additional telephone numbers; to share blocks of telephone numbers, a requirement known as “number pooling”; and to provide detailed reports on their number usage, which will be subject to third-party audits. The FCC also has adopted rules and orders that delegate to certain states a larger role in conserving telephone numbers, including expanded rights to ration access to numbers. Several states served by Cox, including California, Connecticut, Louisiana, Nebraska and Oklahoma, have sought number conservation authority from the FCC. In a notice of proposed rulemaking released on February 24, 2006, the FCC is considering adopting new rules that would give all states additional authority to require number pooling in less-populated areas, including certain areas where Cox provides telephone service.
     Voice over Internet Protocol Services. Regulatory issues concerning voice services offered via Internet Protocol are being considered at both the federal and state level. Providers of these services, such as Vonage and 8x8, argue that they are not subject to state regulation because their offerings constitute interstate information services that may be regulated only by the FCC. Among the issues raised by these services is how to ensure universal telephone service if voice over Internet Protocol services are not regulated, how interconnection between these services and traditional telephone services will be regulated and the extent to which intercarrier compensation rules will be applied to these services. In 2004, the FCC adopted a notice of proposed rulemaking to address these issues and asked for comment on a petition by SBC seeking forbearance from regulation of voice over Internet Protocol services. The FCC also issued several orders in 2004 and 2005 that addressed issues relating to voice services offered via Internet Protocol, including an order preempting state regulation of the service offered by Vonage and similar services; giving an order requiring voice over Internet Protocol providers to provide enhanced 911 service and an order giving voice over Internet Protocol providers 18 months to have the capability to provide surveillance of communications to law enforcement agencies. Each of these orders is the subject of pending appeals. Many issues remain pending at the FCC. Further, on March 6, 2006, the FCC sought comment on two petitions filed by Time Warner Cable seeking declaratory rulings concerning the rights of providers of voice over Internet Protocol services to obtain interconnection. While the vast majority of Cox’s telephone services are provided using traditional circuit-switched technology, Cox is offering voice over Internet Protocol services in Gainesville, Fort Walton Beach and Pensacola, Florida; Macon, Georgia; Las Vegas, Nevada; parts of Louisiana; parts of western Texas; and Roanoke, Virginia, and plans to expand its use of Internet Protocol technologies. To the extent that providers of such services ultimately are deemed to be exempt from state regulation, providers of circuit-switched services, including Cox, could be disadvantaged in the marketplace. In addition, the resolution of issues relating to how Internet Protocol-based services will interconnect with and otherwise interact with traditional circuit-switched services, including the extent to which such services will be subject to access charges and universal service contributions, could have a significant effect on the development of those services and the ability of those services to compete with circuit-switched services in the long run.
     Customer Privacy. Under Section 222 of the Communications Act and the FCC’s implementing regulations, carriers are required to protect the privacy of information concerning the services customers purchase and use, including call records. Starting in late 2005, the FCC became aware that call records and other customer information have been made available to the public through web sites and other mechanisms. In response to these activities, the FCC has sought information from carriers concerning how they protect the privacy of customer information, required carriers to file copies of their annual certifications of compliance with privacy requirements, and proposed to fine AT&T and Alltel $100,000 each for failure to comply with the certification requirement. In addition, on February 10, 2006, the FCC adopted a notice of proposed rulemaking in which it is considering whether to adopt new regulations governing customer privacy. These regulations could include requirements for customer passwords, creation of audit trails for access to customer information, encryption of customer records, limits on retention of customer record information and notices to customers when the security of their records has been breached. It is unknown whether or when the FCC will adopt any of these requirements.

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
Employees
     At December 31, 2005, Cox had approximately 22,530 full-time-equivalent employees. Cox considers its relations with its employees to be satisfactory.
Item 1A. RISK FACTORS
     You should carefully consider each of the risks described in this report, and the other information in this report. While these are the risks and uncertainties Cox believes are most important for you to consider, you should know that they are not the only risks or uncertainties facing Cox or which may adversely affect Cox’s business. If any of the following risks or uncertainties actually occurs, Cox’s business, financial condition or results of operations would likely suffer.
Cox has significant debt.
     Cox has a significant amount of debt. As of December 31, 2005, Cox had total long-term obligations of approximately $13.0 billion. Cox’s credit ratings are currently lower than its historical credit ratings due to its incurrence of debt to finance the going-private transaction in December 2004. Cash generated from operating activities and borrowing has been sufficient to fund Cox’s debt service, working capital obligations and capital expenditure requirements. Cox believes that it will continue to generate cash and obtain financing sufficient to meet these requirements. However, if Cox were unable to meet these requirements, Cox would have to consider refinancing its indebtedness or obtaining new financing. Although in the past Cox has been able to refinance its indebtedness and obtain new financing, there can be no assurance that Cox will be able to do so in the future or that, if Cox were able to do so, the terms available would be acceptable to Cox. In addition, Cox must manage exposure to interest rate risk due to variable rate debt instruments.
Cox faces a wide range of competition in areas served by Cox’s cable systems, which could adversely affect Cox’s future results of operations.
     Cox’s cable systems compete with a number of different sources which provide news, information and entertainment programming to consumers. Cox competes directly with program distributors, telephone companies and other companies that use satellites, operate competing cable systems in the same communities Cox serves or otherwise offer programming and other communications services to Cox’s subscribers and potential subscribers. Some local telephone companies provide, or have announced plans to provide, video services within and outside their telephone service areas. Additionally, Cox is subject to competition from telecommunications providers and Internet service providers, in connection with offerings of new and advanced services, including high-speed Internet services and VOIP service. This competition may materially adversely affect Cox’s business and operations in the future.
     Numerous companies, including telephone companies, have introduced DSL, which provides Internet access to subscribers at data transmission speeds substantially greater than that of conventional analog modems. Cox expects other advances in communications technology, as well as changes in the marketplace, to occur in the future. Other new technologies and services may develop and may compete with services that cable systems offer. In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to Cox’s cable systems. Similarly, some states in which Cox operates cable television systems, such as Texas and Virginia, have enacted, and other states like California are considering, state-wide franchising that will allow telephone companies and other competitors to construct and operate cable systems with fewer regulatory and contractual requirements and without negotiating individual franchises with each community as Cox has been required to do. These ongoing and future technological, legislative and regulatory developments could have a negative impact on Cox’s business operations.
Programming costs are increasing and Cox may not have the ability to pass these increases on to Cox’s subscribers, which would materially adversely affect Cox’s cash flow and operating margins.
     Programming costs are a significant expense item and will continue to be significant in the foreseeable future. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming, particularly sports programming. Increases are expected to continue, and Cox may not be able to pass a portion of these programming cost increases on to Cox’s subscribers. The inability to pass a portion of these programming cost increases on to Cox’s subscribers would have a material adverse impact on Cox’s operating results. In addition, as Cox upgrades the channel capacity of Cox’s systems and adds programming to Cox’s basic, expanded basic and digital programming tiers, Cox may face increased programming costs, which, in conjunction with the additional market constraints on Cox’s ability to pass programming costs on to Cox’s subscribers, may reduce operating margins.
     Cox also expects to be subject to increasing demands by broadcasters to obtain their consent, where required, for the retransmission of broadcast programming to Cox’s subscribers. Cox cannot predict the impact of these negotiations or the effect on Cox’s business and operations should Cox fail to obtain any required broadcasters’ retransmission consents.

Cox is subject to regulation by federal, state and local governments which may impose costs and restrictions.
     Cox’s cable television operations are regulated extensively by federal and local governments and by some state governments. Cox expects that legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases change the rights and obligations of cable companies and the cable industry’s current and future competitors under the Communications Act and other laws, possibly in ways that Cox has not foreseen. Congress considers new legislative requirements potentially affecting our businesses virtually every year, and a significant initiative to update the Communications Act began in 2005 and is expected to continue in 2006. Additionally, some states have adopted, and other states, the U.S. Congress and the FCC are actively considering, changes in franchising requirements that will allow competitors to construct and operate cable systems and to compete with incumbent cable operators like Cox more effectively and with fewer regulatory requirements. The results of these legislative, judicial and administrative actions may materially adversely affect Cox’s business operations. Local authorities grant Cox franchises that permit Cox to operate its cable systems. Cox will have to renew or renegotiate these franchises from time to time. Local franchising authorities often demand concessions or other commitments as a condition to renewal or transfer, which concessions or other commitments could be costly to Cox in the future.
Cox is subject to additional regulatory burdens in connection with the provision of phone services, which could cause Cox to incur additional costs.
     Cox is subject to risks associated with the regulation of Cox’s circuit-switched phone services by the FCC and state public utility commissions. Telecommunications companies generally are subject to significant common-carrier regulation. This regulation could materially adversely affect Cox’s business operations.
     Cox has launched VOIP phone service in certain markets. The FCC has initiated a rulemaking to consider whether and how to regulate VOIP services. VOIP services may also be subject to potential regulation at the state level, and several states have attempted to impose traditional common-carrier regulation on such services. It is unclear how these VOIP-related proceedings at the federal and state levels, and related judicial proceedings that will ensue, might affect Cox’s planned VOIP service.
Cox may face new regulatory requirements because of technological advances, which could adversely affect Cox’s future results of operations.
     Ever since high-speed cable Internet service was introduced, some local governments and various competitors have sought to impose regulatory requirements on how Cox deals with Internet service providers. Thus far, only a few local governments have imposed such requirements, and the courts have invalidated all of them. The FCC has refused to treat Cox’s high speed Internet service as a common carrier “telecommunications service,” and instead has classified it as an “interstate information service,” which has historically resulted in significantly reduced regulatory obligations. However, the FCC is still considering whether it should impose any regulatory requirements on high speed broadband services and also whether local franchising authorities should be permitted to impose fees or other requirements, such as service quality or customer service standards on such services. Some franchising authorities may attempt to impose such requirements and make them a condition of Cox’s franchises. Also, some franchising authorities have requested payment of franchise fees on high-speed broadband service revenues. Cox cannot now predict whether these or similar regulations will be adopted; however, such requirements, if adopted, could adversely affect the results of Cox’s operations.
Cox is controlled by a principal stockholder whose interests may be different than your interest.
     Cox Enterprises owns 100% of the outstanding equity and holds 100% of the voting power of Cox. Cox Enterprises therefore controls all actions to be taken by Cox stockholders, and CEI’s interests as a stockholder may differ from those of Cox’s debt security holders.
Item 1B. UNRESOLVED STAFF COMMENTS

         None.
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
ITEM 3. LEGAL PROCEEDINGS
     On September 24, 2002, a committee of bondholders of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001, sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleged the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. On September 30, 2003, the Delaware District Court ordered the action transferred to the United States District Court for the Southern District of New York. On December 22, 2003, Cox and Cox @Home filed a motion to dismiss, or, in the alternative, for judgment on the pleadings, with respect to the Section 16(b) claim. On August 12, 2004, the court granted Cox’s and Cox @Home’s motion and dismissed the Section 16(b) claim. Cox and Cox @Home, among others, subsequently entered into an agreement with Excite@Home tolling the statute of limitations on the remaining claim for purported breach of fiduciary duty, and on December 3, 2004, the court dismissed that claim without prejudice. On January 4, 2005, plaintiff noticed its appeal of the dismissal of the Section 16(b) claim to the United States Court of the Appeals for the Second Circuit. Briefing on the appeal has been completed, and oral argument was held on October 17, 2005. On October 21, 2005, the Court requested that the Securities and Exchange Commission (“SEC”) provide an amicus curiae brief addressing certain issues related to the appeal. On February 13, 2006, the SEC filed its amicus curiae brief with the court, in which the SEC supported the ruling of the district court below. The parties were then given the opportunity to file supplemental letter briefs in response to the SEC’s brief. On March 3, 2006, the parties filed their supplemental briefs. The appeal is pending and the outcome cannot be predicted at this time.
     On July 25, 2005, Excite@Home provided Cox and Cox @Home notice of termination of the tolling agreement applicable to Excite@Home’s claim for purported breach of fiduciary duty against Cox and Cox @Home. On September 22, 2005, Richard A. Williamson, on behalf of and as trustee for, the Bondholders’ Liquidating Trust of At Home Corporation, filed a one count complaint for breach of fiduciary duty against the same defendants named in the action described above. The action alleges that in connection with a

March 28, 2000 letter agreement between Cox, Comcast, AT&T Corp., and Excite@Home, the defendants breached fiduciary duties purportedly owed to Excite@Home. The complaint seeks compensatory and rescissory damages, disgorgement of profits, an alleged $850 million “control premium” purportedly paid to Cox and Comcast by AT&T, and other relief. Cox and Cox @Home intend to defend this action vigorously. On November 22, 2005, Cox and Cox@Home filed a motion to dismiss the action, which is pending. The outcome cannot be predicted at this time.
     Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of California, San Mateo County, on behalf of themselves and all other stockholders of Excite@Home as of March 28, 2000, seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. On February 26, 2001, the Court stayed both actions, which had been previously consolidated, on grounds of forum non-conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001, in the same court. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/Yourman action, thereby also staying the Ward action. On June 18, 2002, the court granted plaintiffs’ motion to lift the stay and authorized discovery to proceed regarding Cox’s pending motion to dismiss for lack of personal jurisdiction. On September 10, 2002, the United States Bankruptcy Court for the Northern District of California in the Excite@Home bankruptcy proceeding held that the claims in the suits were derivative and, thus, constituted the exclusive property of the Excite@Home bankruptcy estate. The Bankruptcy Court thereafter ordered the plaintiffs to dismiss the suits. Plaintiffs subsequently appealed the Bankruptcy Court’s decision to the United States District Court for the Northern District of California. On September 29, 2003, the District Court affirmed the order of the Bankruptcy Court. On October 27, 2003, plaintiffs filed a notice of appeal of the District Court’s decision to the United States Court of Appeals for the Ninth Circuit, and that court affirmed the district court’s decision on November 23, 2005. On December 14, 2005, the plaintiffs filed a petition for rehearing, which was denied on December 21, 2005. Under Supreme Court Rules, plaintiffs have 90 days from the denial of their petition for rehearing to petition the Supreme Court for a writ of certiorari. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.
     On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case subsequently was consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. On March 10, 2005, the Court issued an order certifying a class of all persons and entities who purchased the publicly traded common stock of Excite@Home during the period March 28, 2000 through September 28, 2001, and directing that notice of the certification be given to the class. The class excludes the defendants in the action and certain of their related persons. The complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting “puffery,” dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. On February 17, 2004, the Court granted plaintiffs leave to file a motion to amend the complaint to add an additional claim for relief against all defendants under Section 14(a) of the Securities Exchange Act in connection with an allegedly false or misleading proxy statement issued by Excite@Home. On February 24, 2004, the Court granted Cox’s and Mr. Woodrow’s motion for reconsideration and dismissed plaintiffs’ allegations that Cox and Mr. Woodrow were “control persons” with respect to primary violations of Rule 10b-5 alleged to have occurred after August 28, 2000. On April 5, 2004, Cox and certain other defendants jointly filed a motion to dismiss the Section 14(a) cause of action that was added in plaintiffs’ amended complaint. On August 9, 2004, the District Court granted defendants’ motion, and dismissed the Section 14(a) cause of action. On May 31, 2005, the plaintiffs requested permission from the Court to move to amend their complaint to expand the class period to include the period from November 9, 1999 to March 28, 2000, the beginning of the current class period. On July 8, 2005, the court orally issued a stay of discovery and ordered the plaintiffs to file a proposed amended complaint, which plaintiffs submitted on August 5, 2005. On September 2, 2005, Cox opposed the amendment and moved to dismiss the existing complaint. On March 23, 2006, the court signed an order granting defendants’ motions to dismiss the first amended complaint, denying plaintiffs’ motion for leave to file a second amended complaint and denying plaintiff’s motion for leave to file a third amended complaint. The court further directed entry of judgment dismissing all the complaints in this and the consolidated and related actions, with costs and disbursements to defendants, according to law. Should the plaintiffs appeal, Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.
     On June 21, 2005, Ronald Ventura filed a lawsuit against Cox and David Woodrow, among others, in the United States District Court for the Southern District of New York. Cox was served on August 25, 2005. By stipulation of the parties, the time for defendants to answer or otherwise respond to the complaint has been extended until thirty days following the court’s decision in the related Leykin case on plaintiffs’ motion to file a third amended complaint and Cox’s motion to dismiss the existing complaint. The complaint in the Ventura action asserts claims substantially similar to the operative allegations in the Leykin action described above. Accordingly, the Ventura complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for purported violations by At Home of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. In addition, the Ventura complaint asserts a claim for unjust enrichment against Cox, which asserts that Cox should be required to disgorge an amount equal to the value of the 75 million shares of AT&T stock that Cox received from AT&T in 2001. No other claims are asserted against Cox. The Complaint seeks from Cox unspecified monetary and punitive damages, statutory compensation, disgorgement, and other relief. By virtue of the order in the Leykin case entered above on March 24, the Ventura case has also been dismissed.
     On June 14, 2004, Acacia Media Technologies Corporation filed a lawsuit against Cox and Hospitality Network, Inc., (a wholly-owned subsidiary of Cox) among others, in the United States District Court for the Northern District of California asserting claims for patent infringement. The complaint seeks preliminary and permanent injunctive relief and damages in an unspecified amount. On July 7, 2004, Acacia Media filed an amended complaint to its lawsuit to add CoxCom as a defendant. Cox and CoxCom timely filed their answer to the amended complaint on October 21, 2004. On November 11, 2004, Acacia Media filed a motion before the Multi-District Litigation Panel to transfer related patent actions under 28 U.S.C. § 1407. That motion sought to transfer several related cases brought by Acacia in other jurisdictions to a single court. All of the defendants opposed that motion. A hearing on the motion was held on January 27, 2005. On February 24, 2005, the Multi-District Litigation panel transferred all of the Acacia litigation to Judge Ware in the Northern District of California. On December 7, 2005 the court issued its Markman ruling relating to certain claims in the ‘702 patent, concluded that the terms “sequence encoder” and “indentification encoder” are indefinite and rendered claims 1, 17, 27 and 32 invalid. The hearing on claims construction for the ‘992 and ‘275 patents is set for June 2, 2006 and the claims construction hearing for the ‘863 and ‘720 patents is set for August 11, 2006. CoxCom and Hospitality Network intend to defend the action vigorously. The outcome cannot be predicted at this time.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     On December 9, 2004, Cox terminated the Securities Exchange Act registration of the former public stock, and as a result there is no public market for any class of Cox’s equity securities.
     The following table summarizes information about Cox’s equity compensation plans as of December 31, 2005. All outstanding awards relate to the Class A common stock, par value $.01 per share.

	A	B	C
			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column A)
Equity compensation plans approved by security holders	165,878 (a)	$37.50 (a)	-0- (b)
Equity compensation plans not approved by security holders	0	N/A	-0- (c)

Total	165,878	$37.50	-0-

(a)	Consists of stock options outstanding under the Cox Communications, Inc. Amended and Restated Long-Term Incentive Plan (referred to as the LTIP).

(b)	On December 29, 2004, Cox filed a post-effective amendment on Form S-8 to deregister all shares of Class A Common Stock not issued prior to the going-private merger.

(c)	On December 29, 2004, Cox filed a post-effective amendment on Form S-8 to deregister all shares of Class A Common Stock not issued prior to the going-private merger under the Cox Communications, Inc. Stock Option Plan for Non-Employees (the Non-Employee Plan), which was adopted by the Compensation Committee on August 11, 1999 in connection with the merger between Cox and TCA Cable TV, Inc.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The data presented below includes the results of operations for Sale MAC but does not include the results of operations for the Discontinued Operations Systems. Please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations” for more information.

	Year Ended December 31
	2005	2004	2003	2002	2001
	(Millions of Dollars)
Statement of Operations Data
Revenues	$6,722.3	$6,106.1	$5,458.8	$4,767.7	$4,017.9
Operating income (loss)	736.5	(1,530.5)	569.9	390.6	(153.8)
Interest expense	697.4	428.6	467.3	549.5	565.6
(Loss) gain on derivative instruments, net	(0.1)	(0.1)	(22.6)	1,125.6	(212.0)
(Loss) gain on investments, net	(9.5)	28.4	165.2	(1,317.2)	1,151.2
Loss on extinguishment of debt	(13.0)	(7.0)	(450.1)	(0.8)	—
Loss from continuing operations	(0.1)	(1,085.1)	(147.9)	(290.2)	733.9
(Loss) income from discontinued operations, net of tax	(230.6)	(80.0)	10.1	16.2	21.1

	Year Ended December 31
	2005	2004	2003	2002	2001
	(Millions of Dollars)
(Loss) income before cumulative effect of change in accounting principle	(230.7)	(1,165.1)	(137.8)	(274.0)	755.0
Cumulative effect of change in accounting principle, net of tax	—	(1,210.2)	—	—	—
Net (loss) income	(230.7)	(2,375.3)	(137.8)	(274.0)	755.0

Balance Sheet Data *
As of December 31
Total assets	$28,377.7	$29,253.7	$24,417.6	$25,015.3	$25,061.4
Debt (including amounts due to CEI)	13,017.3	12,995.6	7,015.8	7,316.0	8,417.7
Cox-obligated capital and preferred securities of subsidiary trusts	—	—	—	—	1,155.7

*	CEI elected to apply push-down basis accounting with respect to shares acquired in the going-private transaction. Accordingly, the aggregate $8.4 billion purchase price (exclusive of estimated fees and expenses), which amount includes approximately $1.5 billion paid by CEI to purchase shares of Cox’s former public stock pursuant to the going-private transaction, has been “pushed-down” to the consolidated financial statements of Cox. Accordingly, the net tangible and intangible assets of Cox at December 31, 2005 and 2004 have been stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction pursuant to the purchase method of accounting for business combinations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Consolidated Financial Statements and Supplementary Data” in Item 8.
Executive Overview
     Cox Communications, Inc., an indirect, wholly-owned subsidiary of Cox Enterprises, Inc. (CEI), is a multi-service broadband communications company currently serving approximately 6.7 million customers nationwide, of which approximately 0.9 million customers are subscribers of cable systems Cox has agreed to sell. Cox is the nation’s third-largest cable television provider and offers an array of broadband products and services including analog and digital video, high-speed Internet access and local and long-distance telephone.
     In December 2004, CEI completed the tender offer to purchase all of the then-outstanding common stock associated with the minority interest of Cox and the subsequent short-form merger and Cox became a wholly-owned subsidiary of CEI. The decision to buy out the stock of the minority shareholders reflected CEI’s faith in the management of Cox as well as its confidence in Cox’s growth prospects.
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
     Cox’s management primarily focuses on continued growth and profitability of all of its lines of business and effective execution of its bundling strategy and other product lines in a heightened competitive landscape. Cox concentrates on bundling, integrating and differentiating its products and services to compete effectively against its primary competitors, which include direct broadcast satellite operators and regional bell operating companies, in its large local and regional clusters. Cox is committed to providing new and enhanced services that cater to the evolving needs of its customers. Cox has introduced high-definition television, digital video recorder services, Entertainment on Demand and several tiers of high-speed Internet service in many of its markets to enhance its current product offerings and further differentiate its products from its competitors. Cox expects that its bundling strategy and advanced product offerings will help maintain current customers and attract new customer relationships. Cox ended 2005 with more than 3.3 million “bundled” customers, of which approximately 0.3 million are customers of cable systems Cox has agreed to sell. In addition, during 2005, Cox continued to rollout telephone service to additional markets using voice over Internet Protocol. This technology allows Cox to enhance its bundled offerings by making Cox’s digital telephone service available in its smaller markets and allows Cox to leverage its experience and expertise as a telephone service provider. During 2005, Cox continued its launch of Cox Digital Telephone into new markets, ending 2005 with over 1.6 million telephone customers. Cox also leverages the capacity of its broadband network and its residential experience to grow its Cox Business Services division.
     In November 2005, Cox entered into a strategic relationship with Comcast Corporation, Time Warner Cable Inc., Advance/Newhouse Partnership and Sprint Nextel Corporation for the purpose of jointly developing, marketing and selling bundled offerings that include Sprint Nextel wireless services and the wireline services (i.e., video, high speed broadband access and cable home phone service) of the cable companies (including Cox) to residential and business customers in the respective franchise territories of the cable companies. The companies will work to develop converged next generation products for consumers that combine the best of cable’s core products and interactive features with the vast potential of wireless technology to deliver services.

     Cox’s management monitors the regulatory landscape. The industry-wide introduction of voice over Internet Protocol technology has raised many regulatory questions. Cox analyzes new and proposed regulatory changes and their potential impact on its products and services.
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
Discontinued Operations
     In October 2005, Cox entered into a definitive agreement to sell cable television systems with approximately 940,000 basic cable subscribers for approximately $2.55 billion in cash. Cox expects to consummate this transaction during the second quarter of 2006.
     For accounting purposes, Cox has determined that each Sale System represents a disposal group. Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Cox has classified the Systems’ assets and liabilities that are subject to transfer under the definitive agreement with Cebridge as “held for sale” at December 31, 2005 and 2004. Additionally, Cox has determined that the Discontinued Operations Systems comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of Cox. Accordingly, the results of operations for Sale MAC are included within continuing operations within the consolidated financial information presented for each of the years ended December 31, 2005, 2004 and 2003. Revenues attributable to Sale MAC for the years ended December 31, 2005, 2004 and 2003 were approximately $366.9 million, $355.3 million and $336.3 million, respectively. The results of operations for all of the Discontinued Operations Systems have been presented as discontinued operations, net of tax, for the twelve months ended December 31, 2005. In addition, the results of operations for the Discontinued Operations Systems for the three years ended December 31, 2005 have been reclassified to conform to the current year presentation. As of October 31, 2005, Cox determined that the estimated fair value less costs to sell attributable to the Sale Systems was in excess of the carrying value of their related net assets held for sale.
Results of Operations
2005 compared with 2004
     The following table sets forth summarized consolidated financial information for each of the two years in the period ended December 31, 2005.

	Year Ended December 31
	2005	2004	$ Change	% Change
	(Thousands of Dollars)
Revenues	$6,722,293	$6,106,105	$616,188	10%
Cost of services (excluding depreciation and amortization)	2,672,873	2,482,149	190,724	8%
Selling, general and administrative expenses (excluding depreciation and amortization)	1,467,982	1,365,256	102,726	8%
Depreciation and amortization	1,663,037	1,548,160	114,877	7%
Impairment of intangible assets	181,896	2,235,973	(2,054,077)	NM
Loss on sale of cable systems	—	5,021	(4,884)	NM

Operating income (loss)	736,505	(1,530,454)	2,266,959	NM
Interest expense	(697,436)	(428,556)	(268,880)	63%
Loss on derivative instruments, net	(74)	(127)	53	42%
(Loss) gain on investments, net	(9,547)	28,364	(37,911)	NM

	Year Ended December 31
	2005	2004	$ Change	% Change
	(Thousands of Dollars)
Loss on extinguishment of debt	(13,019)	(7,006)	(6,013)	NM
Other, net	3,631	(8,903)	12,534	NM
Income tax (expense) benefit	(13,492)	866,316	(879,808)	NM
Minority interest, net of tax	—	(1,203)	1,203	NM
Equity in net losses of affiliated companies, net of tax	(6,689)	(3,509)	(4,432)	NM

Loss from continuing operations	(121)	(1,085,078)	1,084,957	NM
Discontinued operations, net of tax	(230,555)	(80,037)	(150,518)	NM
Cumulative effect of change in accounting principle, net of tax	—	(1,210,190)	1,210,190	NM
Net loss	(230,676)	(2,375,305)	2,144,629	90%
NM denotes percentage is not meaningful.
Revenues
     The following table sets forth summarized revenue information for each of the two years in the period ended December 31, 2005.

		Year Ended December 31
		% of		% of
	2005	Total	2004	Total	$ Change	% Change
		(Thousands of Dollars)
Residential
Video	$3,765,071	56%	$3,609,557	59%	$155,514	4%
Data	1,295,785	19%	1,066,105	17%	229,680	22%
Telephony	732,140	11%	579,752	9%	152,388	26%
Other	105,185	2%	100,617	2%	4,568	5%

Total residential revenue	5,898,181	88%	5,356,031	87%	542,150	10%
Commercial	420,952	6%	347,873	7%	73,079	21%
Advertising	403,160	6%	402,201	6%	959	—

Total revenues	$6,722,293	100%	$6,106,105	100%	$616,188	10%

     The 10% increase in total revenues was primarily attributable to:
•	an increase in customers for advanced services (digital cable, high-speed Internet access and telephony);

•	an increase in basic cable rates resulting from increased programming costs , as well as increased channel availability; and

•	an increase in commercial broadband customers; partially offset by

•	a decrease in revenues due to revenues lost as a result of Hurricane Katrina. See the discussion under the heading Hurricane Katrina below.
     Cox has experienced solid growth in digital cable, residential high-speed Internet and telephony customers. Cox expects this trend to continue and anticipates continued consumer demand for its existing portfolio of broadband products, as well as for new services such as Entertainment On Demand, Home Networking and high-definition television and digital video recorders.
     Costs and expenses (Costs of services and Selling, general and administrative expenses)
     The following table sets forth summarized operating expenses for each of the two years in the period ended December 31, 2005.

	Year Ended December 31
	2005	2004	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$1,317,809	$1,211,369	$106,440	9%
Other cost of services	1,355,064	1,270,780	84,284	7%

Total cost of services	2,672,873	2,482,149	190,724	8%
Selling, general and administrative
Marketing	348,021	323,053	24,968	8%
General and administrative	1,119,961	1,042,203	77,758	7%

Total selling, general and administrative	1,467,982	1,365,256	102,726	8%

Total costs and expenses	$4,140,855	$3,847,405	$293,450	8%

     Cost of services includes cable programming costs, which are costs paid to programmers for cable content and are generally paid on a per-subscriber basis. Cost of services also include other direct costs and field service and call center costs. Other direct costs include costs that Cox incurs in conjunction with providing its residential, commercial and advertising services. Field service costs include costs associated with providing and maintaining Cox’s broadband network and customer care costs necessary to maintain its customer base.
     Cost of services increased $190.7 million over 2004 primarily due to a $106.4 million increase in programming costs. Approximately 8% of the increase was attributable to programming rate increases, and the remaining 1% was related to basic and digital customer growth. Other cost of services increased $84.3 million, primarily due to:
•	net additions of advanced-service customers over the last twelve months; and

•	increased labor costs due to maintenance, higher fuel costs during the second half of 2005 and related customer costs directly associated with the growth of new subscribers.
     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $102.7 million primarily due to:
•	a $77.8 million increase in general and administrative expenses primarily relating to increased compensation expense from certain long-term compensation plans adopted during 2005; and

•	a $25.0 million increase in marketing expense primarily due to the launch of faster high-speed Internet service, new high-speed Internet tiers and new video products, as well as a 9% increase in costs associated with Cox’s advertising sales business, Cox Media.
     Cox expects continued increases in programming costs and will continue to pass through some portion of these increases to its customers. In addition, Cox expects continued growth in advanced services, which include digital cable, high-speed Internet access and telephony. As a result of these trends, Cox expects its cost of services and, to a lesser degree, selling, general and administrative expenses to continue to increase.
Depreciation and amortization
     Depreciation and amortization for the year ended December 31, 2005 increased to $1.7 billion from $1.5 billion for the comparable period in 2004. This was primarily due to the amortization of finite-lived intangible assets that resulted from the push-down basis accounting applied as a result of the December 2004 going-private transaction.
Impairment of intangible assets
     As a result of entering into the Definitive Agreement to sell the Systems, Cox performed an interim impairment test of the Systems’ long-lived assets, indefinite-lived intangible assets and goodwill in October 2005 based on the anticipated selling price of approximately $2.55 billion, as prescribed by SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144. This interim impairment test resulted in a pre-tax impairment charge of approximately $181.9 million attributable to Sale MAC cable franchise value, which was classified within Impairment of intangible assets within the consolidated statement of operations. For more information, see “–Critical Accounting Policies and Estimates – Intangible Assets.”
Interest expense
     Interest expense increased 63% to $697.4 million primarily due to increased outstanding indebtedness incurred in December 2004 as a result of the going-private transaction discussed further in Note 4. “Going- Private Transaction” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”
Loss on derivative instruments, net
     Cox does not hold or issue derivative instruments for trading purposes and is not a party to leveraged instruments. From time to time, however, Cox uses derivative instruments to manage its exposure to changes in the fair value of certain of its assets or liabilities or to manage its exposure to changes in interest rates or equity prices. These derivative instruments are designated and accounted for by Cox as hedges of the underlying exposure being managed, as prescribed by SFAS No. 133. During 2005 and 2004, Cox used interest rate swap agreements with an aggregate principal amount of $1.0 billion and $1.4 billion as of December 31, 2005 and 2004, respectively, that are designated and accounted for as fair value hedges. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. These interest rate swaps are designed to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed-rate debt into a floating-rate obligation. These interest rate swaps derive their value primarily based on changes in interest rates. Cox’s expectations with respect to its hedging strategy underlying these interest rate swaps have been met since the swap agreements have resulted in Cox increasing its proportion of floating rate debt.
     In addition to the interest rate swap agreements, upon adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, certain of Cox’s debt instruments contained embedded derivatives, as defined, and certain investments met the definition of freestanding derivatives. Cox has not designated these embedded and freestanding derivatives as hedges under SFAS No. 133 and, as such, changes in their fair value are being recognized in earnings as derivative gains or losses. During 2005 and 2004, Cox had the following embedded derivatives or freestanding derivatives outstanding that have not been designated as hedges:
•	embedded derivatives contained in Cox’s three series of exchangeable subordinated debentures, referred to as the PRIZES, the Premium PHONES and the Discount Debentures. These debentures were exchangeable for the cash value of shares of Sprint PCS common stock or, in the case of the Discount Debentures, at Cox’s option, the related shares. These embedded derivatives derived their value primarily based on changes in the fair value of PCS common stock of Sprint Corp. (now Sprint Nextel Corp.) (Sprint PCS common stock), U.S. Treasury rates and Cox’s credit spreads.

•	stock purchase warrants to purchase equity securities of certain publicly-traded or privately-held companies that can be exercised and settled by delivery of net shares, such that Cox pays no cash upon exercise. These warrants meet the definition of a freestanding derivative, as prescribed by SFAS No. 133, and derive their value primarily based on the change in the fair value of the underlying equity security.
     Cox redeemed all remaining outstanding PRIZES and Premium PHONES in June 2004 and the Discount Debentures in April 2005.
     For a more detailed description of Cox’s exchangeable subordinated debentures and their corresponding embedded derivatives, please refer to Note 9. “Debt” and Note 10. “Derivative Instruments and Hedging Activities” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”
Loss on investments, net

     Loss on investments, net for the year ended December 31, 2005 of $9.5 million was due to a pre-tax decline considered to be other than temporary in the fair value of certain investments.
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
Loss on extinguishment of debt
     During the year ended December 31, 2005, Cox recorded a $13.0 million pre-tax loss on extinguishment of debt due to the redemption of $62.3 million original principal amount at maturity of Discount Debentures for aggregate cash consideration of $32.5 million, which represented all remaining outstanding Discount Debentures.
Income tax (expense) benefit
     Income tax expense was $13.15 million for the year ended December 31, 2005 compared to an income tax benefit of $866.3 million for the comparable period in 2004. This change was primarily due to the change in pre-tax income, varying effective state tax rates across Cox’s operations between 2004 and 2005 and the effect of on-going income tax audits. The effective tax rate for 2005 was 67.3% compared to 44.5% for 2004. The tax expense in 2005 reflects an effective income tax rate significantly higher than the federal statutory rate due in part to the impact of adjustments and settlements with the Internal Revenue Service and the relatively nominal pre-tax income.
Equity in net losses of affiliated companies, net of tax
     Equity in net losses of affiliated companies, net of tax increased to $6.7 million. Generally, these losses are attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has no control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.
Discontinued operations, net of tax
     Discontinued operations, net of tax, was $(230.6) million and $(80.0) million for the year ended December 31, 2005 and 2004, respectively. The increased net loss was primarily due to a pretax, noncash impairment charge of $432.2 million related to impairments of Cox’s indefinite-lived cable franchise value intangible asset, as determined in accordance with SFAS No. 142.
Hurricane Katrina
     During the third quarter of 2005, Hurricane Katrina caused damage to Cox’s operations in Louisiana. Cox’s cable system in the New Orleans area experienced significant damage, business interruption and an indeterminate loss of customers. Cox believes a significant portion of these losses will be covered by insurance, subject to a deductible amount and as of December 31, 2005, Cox had met the overall deductible amount. While Cox awaits payment under its insurance policies, Cox continues to rebuild infrastructure in the New Orleans area. The long-term effect of Hurricane Katrina on the population of New Orleans, and therefore Cox’s cable systems in New Orleans, remains uncertain.
2004 compared with 2003

     The following table sets forth summarized consolidated financial information for each of the two years in the period ended December 31, 2004.

	Year Ended December 31
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Revenues	$6,106,105	$5,458,815	$647,290	12%
Cost of services (excluding depreciation and amortization)	2,482,149	2,270,891	211,258	9%
Selling, general and administrative expenses (excluding depreciation and amortization)	1,365,256	1,193,227	172,029	14%
Depreciation and amortization	1,548,160	1,425,256	122,904	9%
Impairment of intangible assets	2,235,973	—	2,235,973	NM
Loss (gain) on sale of cable systems	5,021	(469)	5,490	NM

Operating (loss) income	(1,530,454)	569,910	(2,100,364)	NM
Interest expense	(428,556)	(467,288)	38,732	8%
Loss on derivative instruments, net	(127)	(22,567)	22,440	99%
Gain on investments, net	28,364	165,194	(136,830)	(83)%
Loss on extinguishment of debt	(7,006)	(450,068)	443,062	98%
Other, net	(8,903)	(3,522)	(5,381)	NM
Income tax benefit	866,316	74,703	791,613	NM
Minority interest, net of tax	(1,203)	(6,116)	4,913	80%
Equity in net losses of affiliated companies, net of tax	(3,509)	(8,098)	4,589	57%

Loss from continuing operations	(1,085,078)	(147,852)	(937,226)	NM
Discontinued operations, net of tax	(80,037)	10,051	90,088	NM
Cumulative effect of change in accounting principle, net of tax	(1,210,190)	—	(1,210,190)	NM

Net loss	$(2,375,305)	$(137,801)	$(2,237,504)	NM

NM denotes percentage is not meaningful.
Revenues
     The following table sets forth summarized revenue information for each of the two years in the period ended December 31, 2004.

		Year Ended December 31
		% of		% of
	2004	Total	2003	Total	$ Change	% Change
		(Thousands of Dollars)
Residential
Video	$3,609,557	59%	$3,420,303	63%	$189,254	5%
Data	1,066,105	17%	837,199	15%	228,906	28%
Telephony	579,752	9%	469,920	8%	109,832	23%
Other	100,617	2%	82,343	2%	18,274	22%

Total residential revenue	5,356,031	87%	4,809,765	88%	546,266	11%
Commercial	347,873	7%	282,984	5%	64,889	23%
Advertising	402,201	6%	366,066	7%	36,135	10%

Total revenues	$6,106,105	100%	$5,458,815	100%	$647,290	12%

The 12% increase in total revenues was primarily attributable to:
•	an increase in customers for advanced services (digital cable, high-speed Internet access and telephony);

•	an increase in basic cable rates resulting from increased programming costs, as well as increased channel availability; and

•	an increase in commercial broadband customers.
  Costs and expenses (Costs of services and Selling, general and administrative expenses)
     The following table sets forth summarized operating expenses for each of the two years in the period ended December 31, 2004.

	Year Ended December 31
	2004	2003	$ Change	% Change
	(Thousands of Dollars)
Cost of services
Programming costs	$1,211,369	$1,085,041	$126,328	12%
Other cost of services	1,270,780	1,185,850	84,930	7%

Total cost of services	2,482,149	2,270,891	211,258	9%

Selling, general and administrative
Marketing	323,053	285,535	37,518	13%
General and administrative	1,042,203	907,692	134,511	15%

Total selling, general and administrative	1,365,256	1,193,227	172,029	14%

Total costs and expenses	$3,847,405	$3,464,118	$383,287	11%

     Cost of services increased $211.3 million over 2003 partially due to a $126.3 million increase in programming costs. Approximately 11% of the increase was attributable to programming rate increases, and the remaining 1% was related to basic and digital customer growth. Other cost of services increased $84.9 million, primarily due to:
•	net additions of advanced-service customers over the last twelve months; and

•	increased labor costs due to maintenance and related customer costs directly associated with the growth of new subscribers.
     Selling, general and administrative expenses include marketing, salaries and benefits, commissions and bonuses, travel, facilities, insurance and other administrative expenses. Selling, general and administrative expenses increased $172.0 million primarily due to:
•	a $134.5 million increase in general and administrative expenses relating to increased salaries and benefits and costs related to the going-private transaction; and

•	a $37.5 million increase in marketing expense primarily due to the launch of faster high-speed Internet service, new high-speed Internet tiers and new video products, as well as a 10% increase in costs associated with Cox’s advertising sales business, Cox Media.
Depreciation and amortization
     Depreciation and amortization for the year ended December 31, 2004 increased to $1.5 billion from $1.4 billion for the comparable period in 2003. This was due to an increase in depreciation from Cox’s continuing investment in its broadband network in order to deliver additional services.
Impairment of intangible assets
     As a result of the going-private transaction, Cox revised its marketplace assumption surrounding its estimated cost of capital. In accordance with SFAS No. 142, Cox performed an impairment test, which along with the revised estimated cost of capital, included a revised long-range operating forecast. As a result of the impairment test, Cox recognized an impairment charge of approximately $2.2 billion related to its cable franchise rights, as calculated using a direct value method. This impairment charge was classified as Impairment of intangible assets within the consolidated statement of operations.

Interest expense
     Interest expense decreased 8% to $428.6 million primarily due to interest savings as a result of the full-year impact of Cox’s interest rate swap agreements and a reduction of outstanding indebtedness for the first eleven months of the year.
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
     Cox redeemed all remaining outstanding PRIZES and Premium PHONES in June 2004 and redeemed the Discount Debentures in April 2005.
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
Income tax benefit
     Income tax benefit was $866.3 million for the year ended December 31, 2004 compared to an income tax benefit of $74.7 million for the comparable period in 2003. The change in income tax benefit was primarily due to the change in pre-tax loss, the recognition of a tax benefit due to the favorable resolution of federal income tax audits for the years 1995-2001 and an adjustment to reduce state deferred taxes. Other factors affecting the tax benefit include the impact of varying state tax rates across Cox’s operations, along with current year investing and financing transactions. The effective tax rate for 2004 was 44.5% compared to 35.9% for 2003.
Equity in net losses of affiliated companies, net of tax
     Equity in net losses decreased 57% to $3.5 million. Generally, these losses are attributable to Cox’s proportionate share of the investee’s income or loss. Although Cox has various levels of ownership and rights with respect to the companies in which it has equity investments, Cox has no control over the financial position of these companies. Therefore, Cox cannot predict the impact that its equity investments will have on its future operations.
Discontinued operations, net of tax
     Discontinued operations, net of tax, was $(80.0) million and $10.1 million for the year ended December 31, 2004 and 2003, respectively. As a result of the going-private transaction, Cox revised its marketplace assumptions and in accordance with SFAS No. 142, performed an interim impairment test. The net loss attributable to the Discontinued Operations Systems for the year ended December 31, 2004 was primarily due to this pretax, noncash impairment charge of $179.9 million related to the impairment of Cox’s indefinite-lived cable franchise value intangible asset.
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
     Consistent with this SEC position, as codified in the EITF D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, Cox began applying a direct value method to determine the fair value of its indefinite-lived intangible assets comprised of cable franchise rights, acquired prior to September 29, 2004. During the fourth quarter of 2004, Cox performed a transition impairment test, which resulted in a charge of approximately $2.0 billion ($1.2 billion, net of tax).
Liquidity and Capital Resources

2005 Uses and Sources of Cash
          As part of Cox’s ongoing strategic plan, Cox has invested, and will continue to invest capital to enhance the reliability and capacity of its broadband network in preparation for the offering of new services. Cox believes it will be able to meet its capital needs over the next twelve months and the foreseeable future with cash flows from operations and amounts available under existing revolving credit facilities and its commercial paper program.
          During 2005, Cox made capital expenditures of approximately $1.5 billion. These expenditures were primarily directed at costs related to electronic equipment located on customers’ premises and costs associated with network equipment used to enter new service areas.
          Capital expenditures for 2006 are likely to be somewhat greater than capital expenditures made in 2005 driven by customer demand and investment in plant technology, including a rebuild of the New Orleans cable system. Although management continuously reviews industry and economic conditions to identify opportunities, Cox does not have any current plans to make any material acquisitions or enter into any material cable system exchanges in 2006 other than the acquisition discussed in Recent Development in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
          In addition to improvement of its own networks, Cox has made strategic investments in businesses focused on cable programming, technology and telecommunications. Investments in these companies of $45.9 million in 2005 included debt and equity funding. Future funding requirements are expected to total approximately $19.7 million in 2006. These capital requirements may vary significantly from the amounts stated above and will depend on numerous factors as many of these companies are growing businesses and specific financing requirements will change depending on the evolution of these businesses.
          Repayments of debt during 2005 of $491.6 million primarily consisted of the purchase of all remaining outstanding Discount Debentures and the repayment of Cox’s $375.0 million 6.9% notes due June 15, 2005 upon their maturity.
          During 2005, Cox made payments to acquire its former public stock that was converted into the right to receive cash as part of the going-private transaction in December 2004 of approximately $474.5 million, with such payments being made as holders of the former public stock surrendered their certificates and otherwise claimed their going-private merger consideration.
          During 2005, Cox generated $2.0 billion from operations. Net revolving credit and commercial paper borrowings during 2005 were $469.3 million and were used primarily to fund the purchase of untendered shares of former public stock that were converted into the right to receive cash as part of the follow-on merger, as well as the repayments of debt.
2004 Uses and Sources of Cash
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
     During 2004, Cox repaid $3.6 billion of debt, which included:
•	the repurchase of its remaining outstanding convertible senior notes, PRIZES and Premium PHONES;

•	the repayment of its $375.0 million 7.5% notes and its $100 million 6.69% medium-term notes, each at their maturity; and

•	the repayment of its 18-month, $3.0 billion term loan (Bridge Loan).
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
     The proceeds from the Bridge Loan and the term loan were used to fund the going-private transaction. Proceeds from the notes offerings were used to repay the Bridge Loan. In connection with the notes offerings, Cox exchanged the outstanding notes for registered notes with substantially identical terms.
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
     During 2003, Cox repaid $2.3 billion of debt, which primarily consisted of the purchase of a portion of its convertible senior notes, the purchase of the majority of all three series of its exchangeable subordinated debentures, pursuant to offers to purchase any and all PRIZES, Premium PHONES and Discount Debentures, and the purchase of Cox’s 6.15% Reset Put Securities due 2033 (REPS).
     Net commercial paper borrowings during 2003 were $300.9 million. Proceeds from the issuance of other debt, net of debt issuance costs, underwriting commissions and discounts, included the issuance of:
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
Off-Balance Sheet Arrangements
     In the normal course of business, Cox issues standby letters of credit to local franchise authorities. The unused letters of credit outstanding totaled $5.2 million at December 31, 2005. Cox does not have any material off-balance sheet arrangements.
Contractual Obligations and Commitments
     The following table contains information relating to Cox’s contractual obligations and commitments for the five years subsequent to December 31, 2005 and thereafter. The amounts represent the maximum future contractual obligations (some of which may be settled by delivering equity securities) and are reported without giving effect to any related discounts, premiums and other adjustments necessary to comply with accounting principles generally accepted in the U.S.

	Payments Due by Period
		Less
		than 1		1 – 3	4 – 5	After 5
	Total	Year		Years	Years	Years
	(Millions of Dollars)
Debt maturities and pay-off obligations (a)	$12,575.2	$465.2	(b)	$950.0	$6,461.4	$4,698.6	(c)
Interest on aggregate debt (d)	4,480.5	712.6		1,267.7	940.1	1,560.1
Capital leases	206.7	47.5		63.4	35.4	60.4
Operating leases	70.2	17.4		24.3	12.9	15.6
Nonbinding purchase and other commitments (e)	679.2	437.7		89.4	75.1	77.0

Total contractual cash obligations	$18,011.8	$1,680.4		$2,394.7	$7,524.9	$6,411.8

(a)	Excludes $224.6 million of commercial paper borrowings outstanding as of December 31, 2005.

(b)	Cox has classified approximately $465.0 million of outstanding debt obligations scheduled to mature in the next twelve months in the noncurrent portion of long-term debt in its Consolidated Balance Sheet because it intends to refinance these obligations on a long-term basis. Cox has the ability to refinance these obligations under its existing revolving credit facilities.

(c)	The holders of Cox’s $200.0 million aggregate principal amount 6.53% debentures due 2028, which were issued by TCA Cable TV prior to Cox’s acquisition of TCA, have the right to require the Cox subsidiary that assumed TCA’s obligations under the debentures to repurchase the debentures on February 1, 2008 at a purchase price equal to 100% of the principal amount of such debentures, plus any accrued but unpaid cash interest.

(d)	Cox’s estimate of its cash requirement for interest payments is based on future cash interest payments related to known debt instruments as of December 31, 2005. These estimates also assume that (i) debt is repaid and not refinanced at maturity, (ii) the holders of the former TCA bonds do not exercise their rights to require Cox to repurchase such securities as described in footnote (c) above and (iii) no future impact is recognized from Cox’s interest rate swap agreements, which effectively convert $1.0 billion of Cox’s fixed-rate debt into floating-rate obligations and have resulted in significant interest savings in both 2005 and 2004. Cox’s future interest payments could differ materially from amounts indicated in the table due to Cox’s future operational and financing needs, changing market conditions and other currently unanticipated events.
(e)	Includes unfulfilled purchase orders, construction commitments and various other commitments arising in the normal course of business.
     Cox identified other cash requirements related to the funding of pension and other postretirement benefits. In December 2005, Cox contributed $25.0 million of its overall $48.0 million minimum required contribution for 2005; the remaining $23.0 million will be contributed during 2006. Cox expects to contribute $9.6 million to its other postretirement benefit plans during 2006. The assumptions related to pension and other postretirement benefits are described under the heading “Pension and Postretirement Benefits” under “Critical Accounting Policies and Estimates.” For additional information regarding pension and other postretirement benefits see Note 13. “Retirement Plans” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”
Credit Facilities
     On December 2, 2004, Cox entered into new credit agreements, dated as of December 3, 2004, providing Cox with a five-year unsecured $1.5 billion revolving credit facility, a five-year unsecured $2.0 billion term loan and the Bridge Loan. On December 2, 2004, Cox also amended and restated its existing credit agreement, dated as of December 3, 2004, to conform certain of the provisions of that agreement to the provisions of the new credit agreements. Cox’s existing credit agreement, as amended and restated, provides for an unsecured $1.25 billion revolving credit facility with availability through June 4, 2009. Through December 8, 2004, Cox borrowed approximately $5.3 billion in the aggregate under these facilities to fund the going-private transaction. Cox repaid the Bridge Loan in December 2004, primarily with the proceeds of the senior notes offering described previously. Borrowings under the new revolving credit facility and the amended and restated credit facility may be used for general corporate purposes. At December 31, 2005, Cox had outstanding borrowings of approximately $2.0 billion under its credit facilities. Upon termination of any credit agreement, Cox must repay all outstanding loans under the terminated credit agreement.
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
     Each of Cox’s credit agreements required Cox to maintain a ratio of debt to operating cash flow of not more than 5.5 to 1.0 prior to December 31, 2005 and requires Cox to maintain a ratio of debt to operating cash flow of not more than 5.0 to 1.0 at December 31, 2005 and thereafter and a ratio of operating cash flow to interest expense of not less than 2.0 to 1.0. Additionally, each of Cox’s credit agreements contains customary affirmative and negative covenants concerning the conduct of Cox’s business operations, such as limitations on the granting of liens, mergers, consolidations and dispositions of assets, investments in unrestricted subsidiaries and transactions with affiliates. Subject to certain exceptions, Cox will not be permitted to pay or declare any dividend or redeem or acquire any of its stock in excess of a specified amount unless its ratio of debt to operating cash flow would not exceed a specified level after taking into account the dividend, redemption or acquisition. In March 2006, Cox amended the definition of “Consolidated Operating Cash Flow” in its credit agreements (i) to include operating cash flow attributable to businesses presented as discontinued operations that had not yet been sold and (ii) to exclude certain incentive compensation plan expense.
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
Credit Ratings
     Cox’s credit ratings impact Cox’s ability to obtain short and long-term financing and the cost of such financing. In determining Cox’s credit ratings, the rating agencies consider a number of factors, including Cox’s profitability, operating cash flow, total debt outstanding, interest requirements, liquidity needs and availability of liquidity. Other factors considered may include Cox’s business strategy, the condition of Cox’s industry and Cox’s position within the industry. Although Cox understands that these are among the factors considered by the rating agencies, each agency might calculate and weigh each factor differently. A rating is not a recommendation to buy, sell or hold a security, and ratings are subject to revision at any time by the assigning agency.
Cox’s credit ratings as of December 31, 2005 were as follows:

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
Other
     Cox had approximately $525.4 million of total available financing capacity under its revolving credit facilities and commercial paper program at December 31, 2005.
     Certain of Cox’s debt instruments and credit agreements contain covenants which, among other provisions, contain certain restrictions on liens, mergers and the disposition of assets. None of the covenants contained in Cox’s debt instruments and credit agreements contain a covenant to maintain a specific debt rating that would impact the maturity of the instruments and agreements in the event that Cox’s debt rating was downgraded. The credit agreements contain financial covenants that require certain leverage ratios and interest coverage (as defined in the covenants) be maintained. Compliance with these ratios limits Cox’s ability to incur unlimited indebtedness; however, these covenants have not posed a significant limitation on Cox’s ability to finance its capital requirements in the past. Cox is in compliance with all covenants for both its credit facilities and debt instruments.
     For a description of investments, see “Investments” in Part I, Item 1. “Business” and Note 7. “Investments” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”
     For a description of Cox’s transactions with affiliated companies, see Part III, Item 13. “Certain Relationships and Related Transactions.”
Recent Development

     On January 10, 2006, Cox announced the signing of a definitive agreement to acquire the Arizona operations of Cable America Corporation serving approximately 35,000 basic subscribers. The sale is expected to be completed by mid-2006. The cable systems are contiguous to Cox’s Arizona cable operation, which currently services more than two million customer relationships in 37 communities in Phoenix and Southern Arizona. The agreement provides for the acquisition of cable television systems in Mesa, Florence, Wickenburg, Queen Creek, Coolidge and Gila Bend, as well as Maricopa and Pinal Counties.
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
Intangible Assets
     On January 1, 2002, Cox adopted SFAS No. 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Cox’s indefinite lived intangible assets are comprised of cable franchise value, trade name and goodwill, which Cox obtained through acquisitions of cable systems.
     Based on the guidance prescribed in EITF Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, Cox determined that the unit of accounting for testing franchise value for impairment resides at the cable system cluster level, consistent with Cox’s management of its business as geographic clusters.

     Prior to September 2004, Cox assessed franchise value for impairment under SFAS No. 142 by utilizing a residual approach whereby Cox measured the implied fair value of each franchise value intangible asset subject to the same unit of accounting by deducting from the fair value of each cable system cluster the fair value of the cable system cluster’s other net assets, including previously unrecognized intangible assets. Upon adoption of SFAS No. 142, Cox determined that no impairment of franchise value intangible assets existed as of January 1, 2002. In completing subsequent impairment tests in accordance with SFAS No. 142, Cox considers the guidance in EITF Issue No. 02-17, which was issued in October 2002. When applying the guidance in EITF Issue No. 02-17, Cox considers assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The 2003 annual impairment test in accordance with SFAS No. 142, utilizing the residual approach, resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within Discontinued operations, net of tax, in the accompanying consolidated statements of operations for the year ended December 31, 2003. The 2004 annual impairment test indicated no impairment of franchise value.
     In September 2004, the SEC announced that a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141 and that registrants should apply a direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, registrants who had applied the residual method to the valuation of intangible assets for purposes of impairment testing were required to perform a transitional impairment test using a direct value method on all intangible assets that had been previously valued using the residual method under SFAS No. 142 no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method, including the related deferred tax effects, should have been reported as a cumulative effect of a change in accounting principle. Consistent with this SEC position, Cox began applying a direct value method to determine the fair value of its indefinite-lived intangible assets comprised of cable franchise rights, acquired prior to September 29, 2004. During the fourth quarter of 2004, Cox performed a transitional impairment test, which resulted in a charge to franchise value of approximately $2.0 billion, ($1.2 billion, net of tax), which is reported within Cumulative effect of change in accounting principle, net of tax, in the accompanying consolidated statements of operations.
     Also during the fourth quarter 2004, Cox revised its marketplace assumption surrounding its estimated cost of capital as a result of the going-private transaction. Accordingly, in accordance with SFAS No. 142 and SFAS No. 144, respectively, Cox performed an impairment test of its long-lived assets and indefinite-lived intangible assets. The interim impairment test was necessary due to the revised estimated cost of capital as well as a revision in Cox’s long-range operating forecast. As a result of the impairment test, Cox recognized a pre-tax impairment charge of approximately $2.4 billion related to its franchise value, as calculated using a direct value method. Approximately $2.2 billion of this impairment charge is reflected as Impairment on intangible assets within the accompanying consolidated statements of operations and approximately $179.9 million is reflected within Discontinued operations, net of tax, within the accompanying consolidated statements of operations.
          In August 2005, Cox completed its annual impairment test of its indefinite-lived intangible assets and goodwill in accordance with SFAS No. 142. The test resulted in a pre-tax non-cash impairment charge of franchise value for certain cable systems of approximately $104.2 million, which was classified within Discontinued operations, net of tax within the accompanying consolidated statement of operations.
          As a result of entering into the definitive agreement to sell the Sale Systems, Cox performed an interim impairment test of the Sale Systems’ long-lived assets, indefinite-lived intangible assets and goodwill in October 2005 based on the anticipated selling price of approximately $2.55 billion, as prescribed by SFAS No. 142 and SFAS No. 144. This interim impairment test resulted in a pre-tax impairment charge of franchise value for certain cable systems of approximately $509.9 million. Approximately $181.9 million of this impairment charge was attributable to Sale MAC and is reflected as

Impairment of intangible assets within the accompanying consolidated statements of operations, and approximately $328.0 million was attributable to the Discontinued Operations Systems and is reflected within Discontinued operations, net of tax, within the accompanying consolidated statements of operations.
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
Income Tax Estimates
     The provision for income taxes is based on current period income, changes in deferred income tax assets and liabilities, changes in Cox’s operations in various jurisdictions, income tax rates and tax positions taken on returns. Cox prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. Significant judgment is required in assessing and estimating the application and interpretation of complex tax laws and regulations. In the normal course of business, Cox’s filed tax returns are subject to examination by taxing authorities. These examinations could result in challenges to tax positions that Cox has taken. These challenges could arise from a variety of tax issues such as the deductibility of certain expenses, the timing of income and expense recognition, income and expense allocation between states, the tax basis of certain assets and the taxation of acquisitions and dispositions. Ultimately, the results of these challenges could require Cox to pay additional taxes and could also require the payment of interest assessments. Cox accrues a liability when it believes that an assessment is probable.
     During 2004, Cox concluded the field examination phase of a federal income tax audit for the years 1995-1997. Because Cox was a member of an affiliated group filing a consolidated U.S. federal income tax return during the audit period, it was not able to fully conclude the audit because issues associated with all affiliated members were not resolved. Cox expects to fully conclude these issues during 2006, but does not expect that the conclusion will result in significant payments or refunds.
     Also during 2004, Cox concluded a federal income tax audit for the years 1998-2001. Cox paid approximately $40 million related to certain cable system acquisitions and certain financing arrangements completed during the audit period. Cox expects to receive refunds of approximately $30 million for the effects of these adjustments in later years.
     The Internal Revenue Service is currently conducting the field examination phase of a federal income tax audit for the years 2002-2003. Cox believes that the audit will conclude by the end of 2006 and has accrued a liability for the assessments it believes are probable.
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

     During 2005, Cox made changes to its assumptions related to the discount rate and the rate of compensation increase for salary-related plans. Cox consults with its independent actuaries when selecting each of these assumptions.
     In selecting the discount rate, Cox considers fixed-income security yields, specifically AA-rated corporate bonds, as rated by Moody’s Investor Services. At December 31, 2005, Cox decreased the discount rate for its pension plan from 6.25% to 6.00% and its postretirement welfare plan from 6.25% to 5.75% as a result of decreased yields for AA-rated corporate bonds.
     In projecting the rate of compensation increase, Cox considers past experience in light of movements in inflation rates. At December 31, 2005, Cox decreased the rate of compensation increase from 4.25% to 4.00% for its plans.
     In estimating the expected return on plan assets, Cox considers past performance and future expectations for the types of investments held by the plan, as well as the expected long-term allocation of plan assets to these investments. At December 31, 2005, Cox made no change in the expected 9.0% return on plan assets, as historical returns continue to support a 9.0% expected return.
     In selecting the rate of increase in the per capita cost of covered health care benefits, Cox considers past performance and forecasts of future health care cost trends. At December 31, 2005, Cox made no change in the expected weighted-average annual assumed rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) for retirees, which is 10.0% in 2005, gradually decreasing to 5.0% by the year 2010, and remaining level thereafter.
     A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. For additional information regarding pension and other postretirement benefits see Note 13. “Retirement Plans” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”
Recently Issued Accounting Pronouncements
          In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss, FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 2005. The adoption of FSP 115-1 is not expected to have a material impact on Cox’s consolidated financial position or results of operations.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for Cox on December 15, 2005. The adoption of FIN 47 did not have a material impact on Cox’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends

SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R became effective for Cox as of January 1, 2006.
     SFAS No. 123R requires public companies, as well as nonpublic companies that used the fair value method of accounting prescribed by SFAS No. 123 for either recognition or pro forma disclosure purposes, to adopt its requirements using one of two methods: (i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Cox plans to adopted SFAS No. 123R using the modified prospective method.
     As permitted by SFAS No. 123, Cox has historically accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for share-based payment awards. Accordingly, the adoption of SFAS No. 123R’s fair value method could potentially have a significant impact on Cox’s results of operations, although it will have no impact on Cox’s overall financial position. The total impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payment awards granted in the future. Had Cox adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income in Note 2. “Summary of Significant Accounting Policies and Other Items” in Part II. Item 8. “Consolidated Financial Statements and Supplementary Data.” Upon transitioning to SFAS No. 123R in January 2006 using the “modified prospective” method, Cox does not anticipate recognizing a cumulative effect of a change in accounting principle. In addition, compensation expense in 2006 and future periods for those share-based payment awards granted prior to January 1, 2006 that remain outstanding as of January 1, 2006 is not expected to be significant. Refer to Note 14. “Stock and Other Compensation Plans” in Part II. Item 8. “Consolidated Financial Statements and Supplementary Data” for a discussion of the types and amounts of stock and other compensation plan awards that are outstanding as of December 31, 2005.
Inflation
     Cox believes its operations are not materially affected by inflation.
Caution Concerning Forward-Looking Statements
     This Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements that relate to Cox’s future plans, earnings, objectives, expectations, performance similar projections, as well as any facts or assumptions underlying these statements or projections. Actual results may differ materially from the results expressed or implied in these forward-looking statements due to various risks, uncertainties and other factors. These risks and uncertainties have been discussed in Item 1A of this report. Factors to consider in connection with any of Cox’s forward-looking statements include, but are not limited to:
•	Cox’s ability to collect on insurance policies covering Cox’s New Orleans systems and the ability to rebuild Cox’s cable plant and subscriber base in the impacted areas, and competition within the broadband communications industry.
•	Cox’s ability to implement successfully Cox’s growth strategies and the level of success of Cox’s operating initiatives, including future expenditures on capital projects, terms and availability of capital, the actual level of revenue growth, adverse changes in the price of telephony interconnection or cable programming and disruptions in the supply of services and equipment. In addition, material changes in the cost of equipment or significant unanticipated capital expenditures could disrupt Cox’s business plan and adversely affect Cox’s business operations.
•	Trends in Cox’s businesses, particularly success in implementing new services and other operating initiatives in the market for existing and new communications services and changes in Cox’s business strategy and development plans.
•	Cox’s ability to increase penetration in existing markets, as well as those Cox enters through acquisitions or other business combinations, including Cox’s ability to control costs and maintain high standards of customer service, the extent to which consumer demand for video, data and telephony services increases, subscriber availability, retention and growth, subscriber demand and competition.
•	Cox’s ability to generate sufficient cash flow to meet its debt service obligations and to finance ongoing operations. Cox operates with a significant level of indebtedness. Cash generated from operating activities and borrowing has been sufficient to fund Cox’s debt service, working capital obligations and capital expenditure requirements. Cox believes that it will continue to generate cash and obtain financing sufficient to meet these requirements. However, if Cox were unable to meet these requirements, Cox would have to consider refinancing its indebtedness or obtaining new financing. Although in the past Cox has been able to refinance its indebtedness and obtain new financing, there can be no assurance that Cox will be able to do so in the future or that, if Cox were able to do so, the terms available would be acceptable to Cox. In addition, Cox must manage exposure to interest rate risk due to variable rate debt instruments.
•	Competition from alternative methods of receiving and distributing signals and from other sources of news, information and entertainment, such as DBS, newspapers, movie theaters, online computer services and home video products. Because Cox’s franchises are generally non-exclusive, there is potential for competition from other operators of cable systems and other distribution systems capable of delivering programming to homes or businesses, including direct broadcast satellite systems and multichannel multipoint distribution services. In addition, Cox faces general competitive factors, such as the introduction of new technologies (such as Internet-based services), changes in prices or demand for Cox’s products as a result of competitive actions or economic factors and competitive pressures within the broadband communications industry.
•	Cox’s ability to obtain the necessary FCC, as well as state and local, authorizations for new services, and Cox’s response to adverse regulatory changes. The cable industry is subject to extensive regulation by federal, local and, in some instances, state governmental agencies. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. As a result, it is not possible to predict the effect that ongoing developments might have on the broadband communications industry or on Cox’s operations.
•	Cox’s ability to limit the increases in its programming costs and maintain successful relationships with its programmers. In recent years the cable industry has experienced a rapid escalation in the cost of programming. Cox’s cable programming services are dependent upon its ability to procure programming that is attractive to Cox’s customers at reasonable rates. Programming costs may continue to escalate and Cox may not be able to pass programming cost increases on to its customers.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Cox has estimated the fair value of its financial instruments as of December 31, 2005 and 2004 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange. Please refer to Note 2. “Summary of Significant Accounting Policies and Other Items”

and Note 10. “Derivative Instruments and Hedging Activities” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” for detailed disclosures regarding Cox’s objectives, general strategy and the nature of derivative financial instruments that Cox uses to manage its exposure to market risk.
     The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox’s investments stated at fair value are estimated and recorded based on quoted market prices. The fair value of Cox’s equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities. Additional information pertinent to the value of the foregoing investments is discussed in Note 7. “Investments” in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.”
     The fair value of interest rate swaps used for hedging purposes was approximately $(15.9) million and $16.4 million at December 31, 2005 and 2004, respectively, and represents the estimated amount that Cox would (pay) receive upon termination of the swap agreements on those respective dates. Cox is exposed to interest rate volatility with respect to these variable-rate instruments when they are issued and outstanding.
     The credit risks associated with Cox’s derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. The counterparties are major institutions, rated investment grade or better. Accordingly, Cox does not anticipate non-performance by the counterparties.
     The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at December 31, 2005 and 2004 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value, estimated fair value and the effect of a hypothetical one percentage point decrease in interest rates on the foregoing fixed-rate instruments at December 31, 2005 and 2004 are as follows:

	December 31, 2005			December 31, 2004
			Fair Value			Fair Value
	Carrying	Fair	(1% Decrease	Carrying	Fair	(1% Decrease
	Value	Value	in Interest Rates)	Value	Value	in Interest Rates)
	(Millions of Dollars)
Fixed-rate notes and debentures	$8,292.7	$8,411.7	$8,847.4	$8,724.4	$9,056.9	$9,557.3
Exchangeable subordinated debentures	—	—	—	19.5	31.4	31.6

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
COX COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(Thousands of Dollars)
Assets
Current assets
Cash	$81,132	$76,339
Accounts and notes receivable, less allowance for doubtful accounts of $23,675 and $24,461	417,407	363,310
Amounts due from CEI	18,784	—
Other current assets	192,835	127,010
Assets held for sale	2,474,872	2,965,787

Total current assets	3,185,030	3,532,446

Net plant and equipment	6,739,624	7,043,401
Investments	1,273,054	1,171,647
Intangible assets	17,044,193	17,315,361
Goodwill	75,621	96,657
Other noncurrent assets	60,213	94,229

Total assets	$28,377,735	$29,253,741

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued expenses	$906,341	$759,374
Other current liabilities	348,291	319,275
Cash obligation to untendered shareholders	9,152	483,603
Current portion of long-term debt	45,453	51,581
Amounts due to CEI	—	5,573
Liabilities related to assets held for sale	107,573	95,017

Total current liabilities	1,416,810	1,714,423

Deferred income taxes	7,900,343	8,326,574
Other noncurrent liabilities	187,610	148,050
Long-term debt, less current portion	12,971,821	12,938,466

Total liabilities	22,476,584	23,127,513

Commitments and contingencies (Note 19)

Shareholders’ equity
Class A common stock, $0.01 par value; 671,000,000 shares authorized; shares issued and outstanding: 556,170,238	5,562	5,562
Class C common stock, $0.01 par value; 62,000,000 shares authorized; shares issued and outstanding: 27,597,792	276	276
Additional paid-in capital	4,807,720	4,802,117
Retained earnings	1,087,542	1,318,218
Accumulated other comprehensive income	51	55

Total shareholders’ equity	5,901,151	6,126,228

Total liabilities and shareholders’ equity	$28,377,735	$29,253,741

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
	(Thousands of Dollars)
Revenues	$6,722,293	$6,106,105	$5,458,815
Costs and expenses
Cost of services (excluding depreciation and amortization)	2,672,873	2,482,149	2,270,891
Selling, general and administrative expenses (excluding depreciation and amortization)	1,467,982	1,365,256	1,193,227
Depreciation and amortization	1,663,037	1,548,160	1,425,256
Impairment of intangible assets	181,896	2,235,973	—
Loss (gain) on sale and exchange of cable systems	—	5,021	(469)

Operating income (loss)	736,505	(1,530,454)	569,910
Interest expense	(697,436)	(428,556)	(467,288)
Loss on derivative instruments, net	(74)	(127)	(22,567)
(Loss) gain on investments, net	(9,547)	28,364	165,194
Loss on extinguishment of debt	(13,019)	(7,006)	(450,068)
Other, net	3,631	(8,903)	(3,522)

Income (loss) from continuing operations before income taxes	20,060	(1,946,682)	(208,341)
Income tax (expense) benefit	(13,492)	866,316	74,703
Minority interest	—	(1,203)	(6,116)
Equity in net losses of affiliated companies, net of tax of $4,349, $2,073 and $4,975, respectively	(6,689)	(3,509)	(8,098)

Loss from continuing operations	(121)	(1,085,078)	(147,852)
Discontinued operations
(Loss) income from discontinued operations	(375,248)	(130,231)	16,455
Income tax benefit (expense)	144,693	50,194	(6,404)

Discontinued operations, net of tax	(230,555)	(80,037)	10,051

Loss before cumulative effect of change in accounting principle	(230,676)	(1,165,115)	(137,801)
Cumulative effect of change in accounting principle, net of tax of $813,130	—	(1,210,190)	—

Net loss	$(230,676)	$(2,375,305)	$(137,801)

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Class A
						Accumulated	Common
	Series A			Additional		Other	Stock in
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury,		Comprehensive
	Stock	Class A	Class C	Capital	Earnings	Income	at Cost	Total	Loss
	(Thousands of Dollars)
December 31, 2002	4,836	598,077	27,598	4,549,029	4,638,422	79,465	(212,337)	9,685,090

Net loss					(137,801)			(137,801)	$(137,801)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		405		8,381				8,786
Shares surrendered in connection with vesting of restricted stock							(407)	(407)
Assumption of post-retirement medical plan obligation from CEI, net of tax				(11,775)				(11,775)
Change in net accumulated unrealized gain on securities, net of tax						(63,917)		(63,917)	(63,917)

Other comprehensive loss									(63,917)

Comprehensive loss									$(201,718)

December 31, 2003	$4,836	$598,482	$27,598	$4,545,635	$4,500,621	$15,548	$(212,744)	$9,479,976

Net loss					(2,375,305)			(2,375,305)	$(2,375,305)

Issuance of stock related to stock compensation plans (including tax benefit on stock options exercised)		2,157		69,319				71,476
Shares surrendered in connection with vesting of restricted stock							(330)	(330)
Conversion of Series A Preferred Stock to Class A Common Stock	(4,836)	11,212		225,243				231,619
Cancellation of Class A Common Stock, in treasury		(5,533)		(207,541)			213,074	—
Cancellation of $1 par Class A Common Stock and $1 par value Class C Common Stock and Issuance of $0.01 par value Class A Common Stock and $0.01 par value Class C Common Stock		(600,756)	(27,322)	628,078				—
Elimination of 37.96% of Cox shareholder’s equity pursuant to the going-private transaction				(1,981,919)	(807,098)			(2,789,017)
Funding and expenses incurred pursuant to the going-private transaction paid by CEI on behalf of Cox				1,523,302				1,523,302
Change in net accumulated unrealized gain on securities, net of tax						(15,493)		(15,493)	(15,493)

Other comprehensive loss									(15,493)

Comprehensive loss									$(2,390,798)

December 31, 2004	$—	$5,562	$276	$4,802,117	$1,318,218	$55	$—	$6,126,228

Net loss					(230,676)			(230,676)	$(230,676)

Funding and expenses incurred pursuant to the going-private transaction paid by CEI on behalf of Cox				5,603				5,603
Change in net accumulated unrealized gain on securities, net of tax						(4)		(4)	(4)

Other comprehensive loss									(4)

Comprehensive loss									$(230,680)

December 31, 2005	$—	$5,562	$276	$4,807,720	$1,087,542	$51	$—	$5,901,151

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(Thousands of Dollars)
Cash flows from operating activities
Net loss	$(230,676)	$(2,375,305)	$(137,801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,741,380	1,627,064	1,505,475
Impairment of intangible assets	614,111	2,415,889	25,000
Loss (gain) on sale of cable systems	—	5,021	(469)
Deferred income taxes	(241,226)	(827,650)	(327,668)
Loss on derivative instruments, net	74	127	22,567
Loss (gain) on investments, net	9,547	(28,364)	(165,194)
Equity in net losses of affiliated companies	6,689	3,509	8,098
Loss on extinguishment of debt	13,019	7,006	450,069
Minority interest, net of tax	—	1,203	6,116
Other, net	(3,363)	(994)	108,698
Cumulative effect of change in accounting principle, net of tax	—	1,210,190	—
Increase in accounts and notes receivable	(56,761)	(14,661)	(15,922)
(Increase) decrease in other assets	(47,627)	532	41,328
Increase in accounts payable and accrued expenses	201,727	54,247	22,650
Increase (decrease) in taxes payable	39,419	(68,729)	331,439
Decrease in other liabilities	(47,497)	(30,569)	(6,415)

Net cash provided by operating activities	1,998,816	1,978,516	1,867,971

Cash flows from investing activities
Capital expenditures	(1,478,617)	(1,389,931)	(1,561,331)
Investments in affiliated companies	(45,932)	(17,805)	(22,270)
Proceeds from the sale and exchange of investments	—	70,230	246,417
(Increase) decrease in amounts due from CEI	(18,784)	—	21,109
Proceeds from the sale of cable systems	—	53,076	822
Acquisition of minority interest	—	(153,016)	—
Other, net	47,548	43,813	(3,883)

Net cash used in investing activities	(1,495,785)	(1,393,633)	(1,319,136)

Cash flows from financing activities
Revolving credit facilities borrowings, net	350,000	1,650,000	—
Commercial paper borrowings (repayments), net	119,348	(209,228)	300,941
Proceeds from issuance of debt, net of debt issuance costs	—	7,968,724	1,330,750
Repayment of debt	(491,593)	(3,566,148)	(2,310,074)
Payment to acquire publicly held shares of Cox pursuant to the going-private transaction	(474,451)	(6,422,908)	—
Proceeds from the exercise of stock options	—	5,219	6,768
(Decrease) increase in amounts due to CEI, net	(5,573)	1,593	3,980
Payment to repurchase remarketing option	—	—	(43,734)
Other, net	4,031	(19,637)	17,671

Net cash used in financing activities	(498,238)	(592,385)	(693,698)

Net increase (decrease) in cash	4,793	(7,502)	(144,863)
Cash at beginning of period	76,339	83,841	228,704

Cash at end of period	$81,132	$76,339	$83,841

See notes to consolidated financial statements.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
     Cox is a multi-service broadband communications company serving approximately 6.7 million customers nationwide, of which approximately 0.9 million customers are subscribers of cable systems Cox has agreed to sell. Cox is the nation’s third-largest cable television provider and offers an array of broadband products and services to both residential and commercial customers in its markets. These services primarily include analog and digital video, high-speed Internet access and local and long-distance telephone. Cox operates in one operating segment, broadband communications.
     Prior to December 2004, Cox Communications, Inc. was an indirect majority-owned subsidiary of Cox Enterprises, Inc. (CEI). In October 2004, CEI and two of its wholly-owned subsidiaries entered into an Agreement and Plan of Merger with Cox. Pursuant to this merger agreement, Cox and one of the CEI subsidiaries commenced a joint tender offer to purchase all of the shares of then-outstanding Cox Class A common stock, par value $1.00 per share (former public stock) not beneficially owned by CEI. On December 8, 2004, CEI completed the tender offer to purchase the former public stock associated with the 37.96% minority interest of Cox. Following the purchase, Cox was merged with a CEI subsidiary, with Cox as the surviving corporation, and remaining outstanding shares of former public stock (other than shares beneficially owned by CEI and those for which appraisal had been demanded) were converted into the right to receive $34.75 in cash. Accordingly, at December 31, 2004, Cox was a wholly-owned subsidiary of CEI. In this report, the going-private transaction refers to the joint tender offer and the follow-on merger collectively.
2. Summary of Significant Accounting Policies and Other Items
Basis of Consolidation
     The consolidated financial statements include the accounts of Cox and all wholly-owned, majority-owned or controlled subsidiaries. All intercompany accounts and transactions among consolidated entities have been eliminated.
Discontinued Operations and Assets Held for Sale
     In October 2005, Cox and Cebridge Acquisition Co. LLC (Cebridge) entered into a definitive asset purchase agreement, pursuant to which Cox has agreed to sell cable television systems with approximately 940,000 basic cable subscribers for approximately $2.55 billion in cash. Cox expects to consummate this transaction during the second quarter of 2006.
     The cable television systems being sold include certain of Cox’s Middle America systems, primarily comprised of operations in Texas, Louisiana, Arkansas, Oklahoma, Mississippi and Missouri (Sale MAC), all of Cox’s West Texas systems, all of Cox’s North Carolina systems, all of Cox’s Humboldt and Bakersfield, California systems and all of Cox’s Greater Oklahoma systems (collectively referred to as the Sale Systems).
     Cox has determined that each of the Sale Systems represent a disposal group. Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Cox has classified the Sale Systems’ assets and liabilities that are subject to transfer under the definitive agreement with Cebridge as “held for sale” at December 31, 2005 and 2004. Additionally, Cox has determined that all of the Sale Systems other than Sale MAC (collectively, Discontinued Operations Systems) comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of Cox. Accordingly, the results of operations for the Discontinued Operations Systems have been presented as discontinued operations, net of tax for the year ended December 31, 2005. In addition, the results of operations for the Discontinued Operations Systems for all prior periods presented herein have been reclassified to conform to the current year presentation. As of October 31, 2005, Cox determined that the estimated fair value less costs to sell attributable to the Sale Systems was in excess of the carrying value of their related net assets held for sale.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts represents Cox’s best estimate of probable losses in the accounts and notes receivable balance. The allowance is based on known troubled accounts, historical experience and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

	Balance at		Write-offs,	Balance at
	Beginning of	Charged to Costs	Net of	End of
	Period	and Expenses	Recoveries	Period
	(Thousands of Dollars)
Year Ended December 31
2003	$30,442	$66,116	$73,135	$23,423
2004	23,423	72,484	71,446	24,461
2005	24,461	74,628	75,414	23,675
Plant and Equipment
     Plant and equipment are stated at cost less accumulated depreciation. Additions to cable plant generally include material, labor and indirect costs. Depreciation is computed using the straight-line method over estimated useful lives as follows: 20 years for buildings and building improvements; three to 12 years for cable systems; and three to 10 years for other plant and equipment. Depreciation expense from continuing operations was $1.5 billion for the years ended December 31, 2005 and 2004 and $1.4 billion for the year ended December 31, 2003. Cox evaluates the depreciation periods of plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.
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
Investments
     Investments in affiliated entities are accounted for either under the equity method or are stated at cost. Investments in which Cox is deemed to have the ability to exercise significant influence over the operating and financial policies of the investee or where Cox’s investment is deemed to be more than minor are accounted for under the equity method. Equity method investments are recorded at cost and adjusted

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
periodically to recognize Cox’s proportionate share of the investee’s income or loss, additional contributions made and dividends received. When Cox’s cumulative proportionate share of loss exceeds the carrying amount of the equity method investment, application of the equity method is suspended and Cox’s proportionate share of the investees’ loss is not recognized unless Cox is committed to provide further financial support to the investee, including advances from Cox. Cox will resume application of the equity method when the investee becomes profitable and Cox’s proportionate share of the investees’ earnings equals its cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended. Equity method investments and investments stated at cost are adjusted for any known diminution in value determined to be other than temporary.
     Investments in publicly traded entities are classified as available-for-sale or trading under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at their fair value, with unrealized gains and losses resulting from changes in fair value of available-for-sale securities between measurement dates recognized as a component of accumulated other comprehensive income. Realized losses for any decline in market value of available-for-sale securities considered to be other than temporary are recognized in earnings. Realized gains and losses on investments sold or impaired are recognized using the first-in first-out method. Unrealized gains and losses resulting from changes in fair value of trading securities are recognized in earnings. See Note 7. “Investments.”
     In determining whether a decline in the fair value of Cox’s investments is other than temporary, Cox considers the factors prescribed by SEC Staff Accounting Bulletin (SAB) Topic 5-M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities and Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. These factors include the length of time and extent to which the fair market value has been less than cost, the financial condition and near term prospects of the investee and Cox’s intent and ability to retain its investment.
Asset Retirement Obligations
     Cox has certain franchise agreements and leases that contain provisions requiring Cox to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. Cox expects to continually renew its franchise agreements and has concluded that the related franchise right is an indefinite-lived intangible asset. Accordingly, the possibility is remote that Cox would be required to incur significant restoration or removal costs in the foreseeable future. SFAS No. 143, Accounting for Asset Retirement Obligations, requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Cox would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed. Cox also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas. The liabilities related to the removal provisions in the lease agreements, if any, are either not estimable or are not material to Cox’s consolidated financial statements.
          Cox also has certain legal obligations related to the disposal of certain electronic equipment. Consistent with the provisions of SFAS No. 143, Cox has accrued a liability for this asset retirement obligation at its fair value and has capitalized such amount as part of the book value of the electronic equipment. The amount accrued as a liability by Cox for this asset retirement obligation as of December 31, 2005 and 2004 was not significant.
Intangible Assets
     On January 1, 2002, Cox adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives, including those recorded in past business combinations, no longer be amortized through the statement of operations, but instead be tested for impairment at least annually. Other intangible assets are amortized over their useful lives. Cox evaluated its intangible assets and determined certain intangible assets to have indefinite useful lives. Accordingly, on

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
January 1, 2002, Cox discontinued the amortization of intangible assets with indefinite lives, which consisted primarily of franchise value. At December 31, 2005, the weighted-average remaining useful life of intangible assets that are being amortized is five years. See Note 6. “Intangible Assets.”
Valuation of Long-Lived Assets
     In accordance with SFAS No. 144, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, Cox evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, Cox recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.
Income Taxes
     Cox and its subsidiaries join with CEI in filing a consolidated U.S. federal income tax return and certain state income tax returns. Current federal and state income tax expenses and benefits have been allocated on a separate return basis to Cox based on the current year tax effects of the inclusion of its income, expenses and credits in the consolidated income tax returns of CEI or based on separate state income tax returns.
     Cox provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income taxes reflect the net tax effect on future years of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes. Cox evaluates its effective tax rates regularly and adjusts them when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which Cox operates, among other factors.
Debt Issuance Costs
     Costs associated with the refinancing and issuance of debt as well as debt discounts, if any, are deferred and expensed as interest over the term of the related debt agreement.
Revenue
     Cox accounts for the revenue, costs and expense related to residential cable services (i.e., video, data and telephony) as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to customers who are delinquent.
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
Revenue by product and service was as follows:

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the year ended December 31
	2005	2004	2003
Video	56%	59%	63%
Data	19%	17%	15%
Telephony	11%	9%	8%
Commercial	6%	7%	5%
Advertising	6%	6%	7%
Other	2%	2%	2%
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
Pension, Postretirement and Postemployment Benefits
     Cox provides defined pension benefits to substantially all employees based on years of service and compensation during those years. Prior to January 2003, Cox provided certain health care and life insurance benefits to substantially all eligible retirees through certain CEI plans. In January 2003, Cox adopted its own post-retirement medical plan to provide benefits to substantially all eligible Cox retirees. No change was made to the CEI program that has provided, and continues to provide, life insurance coverage to eligible Cox retirees. Expense related to the CEI plans is allocated to Cox through the intercompany account. The amount of the allocations is based on actuarial determinations of the effect of Cox employees’ participation in the plans. See Note 13. “Retirement Plans.”
Stock Compensation Plans
     At December 31, 2005 and 2004, Cox had one stock-based compensation plan for employees, a Long-Term Incentive Plan (LTIP). Cox has not made any awards under the LTIP in 2005 and does not expect to make awards under the LTIP in the future. At December 31, 2004, Cox also had an Employee Stock Purchase Plan (ESPP). Both of these plans are more fully described in Note 14. “Stock Compensation Plans.” Cox accounted for these plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All options granted under the LTIP had an exercise price equal to or greater than the market value of the underlying former public stock on the grant date; therefore, no employee compensation cost is reflected in net income with respect to options. Further, the ESPP qualified as a noncompensatory plan under APB Opinion No. 25, and, as such, no compensation cost was recognized for ESPP awards.
     The following table illustrates the effect on net loss if Cox had applied the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made in 2004 and 2003: weighted average expected volatilities at each grant date averaging 22.9% and 30.3%, respectively, no payment of dividends, expected life of six years and weighted average risk-free interest rates calculated at each grant date and averaging 3.2% for both years.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31
	2005	2004	2003
	(Thousands of Dollars)
Net loss, as reported	$(230,676)	$(2,375,305)	$(137,801)
Add: Stock-based compensation, as reported, net of tax	—	24,361	—
Deduct: Total stock based compensation determined under fair value based method for all awards, net of tax	(5,934)	(51,351)	(22,859)

Pro forma net loss	$(236,610)	$(2,402,295)	$(160,660)

Other Compensation Plans
     In March 2005, Cox adopted the Cox Communications, Inc. 2005 Performance Plan. Each participant in the Performance Plan was assigned a target award under the Performance Plan. The performance goal for the Performance Plan is the amount of Cox’s cumulative operating cash flow, as defined, in excess of its cumulative capital expenditures measured over the measurement period. For this purpose, the measurement period generally covers the period from January 1, 2005 through December 31, 2009. Cox recognizes the related expense ratably over the service period. The maximum award payable under the Performance Plan is equal to 200% of a participant’s target award, and the maximum award payable under the Performance Plan to any participant who terminates employment other than for reason of retirement, disability, death or involuntary termination of employment solely as a result of the consummation of certain transactions in which assets are sold by Cox or its affiliates is equal to 100% of a participant’s target award. The minimum award payable under the Performance Plan is zero. The earned award then is multiplied by the participant’s vested percentage in the award based on continual employment with Cox and its affiliates to determine the actual amount of the payment. If a participant’s employment is terminated on account of cause, then no benefit shall be paid under the Performance Plan. All distributions of awards under the Performance Plan will be in the form of lump sum cash payment.
     The cost of awards made under the Performance Plan is charged to selling, general and administrative expense over the applicable vesting periods. The amount charged to expense by Cox under the Performance Plan was approximately $35.0 million for the year ended December 31, 2005.
     During the second quarter of 2005, certain Cox executives and key employees became participants in the Cox Enterprises, Inc. Unit Appreciation Plan (CEI UAP). The CEI UAP provides for payment of benefits in the form of cash to certain executives and key employees generally five years after the date of award. A portion of the awards granted to key managers may be applied towards the purchase of CEI common stock. Unit benefits are based upon the excess, if any, of the fair value of a share of Cox Enterprises’ common stock on the date five years after the effective date of award over a base amount as of the effective date of such award. Management determines fair values by utilizing the services of appraisers. The CEI UAP provides for a maximum unit benefit of 150% of the base amount and benefits vest over the five-year period following the date of award.
     The cost of awards made under the CEI UAP is charged to selling, general and administrative expense over the applicable vesting periods. The amount charged by Cox to expense under the CEI UAP was approximately $5.3 million for the year ended December 31, 2005.
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

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Recently Issued Accounting Pronouncements
     In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 2005. The adoption of FSP 115-1 is not expected to have a material impact on Cox’s consolidated financial position or results of operations.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for Cox on December 15, 2005. The adoption of FIN 47 did not have a material impact on Cox’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R became effective for Cox as of January 1, 2006.
     SFAS No. 123R requires public companies, as well as nonpublic companies that used the fair value method of accounting prescribed by SFAS No. 123 for either recognition or pro forma disclosure purposes, to adopt its requirements using one of two methods: (i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Cox adopted SFAS No. 123R using the modified prospective method.
     As permitted by SFAS No. 123, Cox has historically accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for share-based payment awards. Accordingly, the adoption of SFAS No. 123R’s fair value method could potentially have a significant impact on Cox’s results of operations, although it will have no impact on Cox’s overall financial position. The total impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payment awards granted in the future. Had Cox adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income above. Upon transitioning to SFAS No. 123R in January 2006 using the “modified prospective” method, Cox does not anticipate recognizing a cumulative effect of a change in accounting principle. In addition, compensation expense for those share-based payment awards granted prior to January 1, 2006 that remain outstanding as of January 1, 2006 is not expected to be significant.
3. Cash Management System
     Cox participates in CEI’s cash management program, whereby CEI transfers funds from Cox’s depository accounts and transfers funds to financial institutions upon daily notification of checks presented for payment. Book overdrafts of $74.9 million and $65.5 million existed at December 31, 2005 and 2004, respectively, as a result of checks outstanding. These book overdrafts are included in accounts payable and are considered financing activities in the accompanying consolidated statements of cash flows.
4. Going-Private Transaction
     In December 2004, CEI completed the tender offer to purchase the former public stock and the subsequent short-form merger, and as a result, Cox became a wholly owned subsidiary of CEI. The aggregate purchase price (exclusive of fees and expenses) approximated $8.4 billion. The purchase price was funded by both CEI and Cox. Of the total $8.4 billion, CEI paid approximately $1.5 billion, with Cox paying the remaining approximate $6.9 billion, which was funded primarily through a term loan and the issuance of senior notes of varying maturities.
     The aggregate purchase price was as follows:

(Thousands of
Dollars)
Cash consideration to acquire Cox’s former public stock at $34.75 per share and to settle the outstanding vested, in-the-money Cox employee stock options	$8,405,713
Transaction fees and expenses	31,134

Total purchase price	8,436,847
Less: Carrying value of net assets acquired at historical cost	(2,789,017)

Aggregate purchase price in excess of historical cost of net assets acquired	$5,647,830

     Approximately 50.2 million shares of common stock were not validly tendered in the tender offer. These shares were converted into the right to receive $34.75 per share in cash, without interest, and cancelled as part of the short-form merger. As of December 31, 2005 and 2004, Cox had a remaining cash obligation to purchase the untendered shares of approximately $9.2 million and $483.6 million, respectively, which is reflected as Cash obligation to untendered shareholders in the accompanying consolidated balance sheets.
     CEI applied push-down basis accounting with respect to shares acquired in the going-private transaction. Accordingly, the aggregate $8.4 billion purchase price was “pushed-down” to the consolidated financial statements of Cox and, as such, the historical cost basis of the net tangible and intangible assets of Cox were stepped-up to fair value to the extent of the 37.96% minority interest acquired pursuant to the

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
purchase method of accounting for business combinations, as prescribed by SFAS No. 141, Business Combinations. Furthermore, as prescribed by EITF Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, the direct method was used to estimate the fair value of the intangible assets acquired.
     As of December 31, 2004, the aggregate purchase price in excess of historical cost of net assets acquired was allocated based on preliminary estimated fair values of the net tangible and intangible assets as of the acquisition date. During 2005, Cox obtained an appraisal of its net tangible and intangible assets as of the acquisition date, the results of which were used to finalize its preliminary purchase price allocation. Changes from the preliminary purchase price allocation were primarily related to the step-up of customer relationship intangible assets and net plant and equipment. The final allocation of the purchase price is as follows:

	(Thousands of Dollars)
Current assets	$247,718
Net plant and equipment	3,002,005
Intangible assets:
Customer relationships (estimated useful life of 6 years)	680,397
Trade name (indefinite useful life)	375,439
Telephony technology (estimated useful life of 3 years)	14,987
Franchise value (indefinite useful life)	11,165,706
Goodwill	81,803
Other assets	1,249,776

Total assets acquired	16,817,831	(a)

Current liabilities	548,030
Long-term debt	2,523,080
Deferred income taxes	5,299,271
Other liabilities	10,603

Total liabilities assumed	8,380,984	(b)

Aggregate purchase price	$8,436,847	(a) - (b)

     The following summarized unaudited pro forma financial information for the years ended December 31, 2004 and 2003, assumes the acquisition of the minority interest had occurred on January 1, 2003. The majority of the increase in net loss is due to depreciation and amortization of the fair value step-up of the net assets. This unaudited pro forma financial information does not necessarily represent the operating results that would have occurred had the transaction been consummated at January 1, 2003, as the acquisition has been given effect below, as follows:

	Year Ended December 31
	2004	2003
	(Thousands of Dollars)
Revenues from continuing operations	$6,106,105	$5,458,815
Loss before cumulative effect of change in accounting principle	(1,268,651)	(241,337)
Cumulative effect of change in accounting principle	(1,210,190)	—

Net loss	$(2,478,841)	$(241,337)

5. Discontinued Operations and Assets Held for Sale
     In October 2005, Cox entered into a definitive agreement to sell cable television systems with approximately 940,000 basic cable subscribers for approximately $2.55 billion in cash. Cox expects the sale to close during the second quarter of 2006.
     Cox has determined that each of the Sale Systems represents a disposal group. Consistent with the provisions of SFAS No. 144, Cox has classified the Sale Systems’ assets and liabilities that are subject to transfer under the Definitive Agreement as “held for sale” at December 31, 2005 and 2004. Accordingly, depreciation and amortization associated with the Sale Systems’ assets was discontinued as of October 31, 2005. Additionally, Cox has determined that the Discontinued Operations Systems comprise operations and

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of Cox. Accordingly, the results of operations for the Discontinued Operations Systems have been presented as discontinued operations, net of tax for the twelve months ended December 31, 2005. In addition, the results of operations for the Discontinued Operations Systems for all prior periods presented herein have been reclassified to conform to the current year presentation. As of October 31, 2005, Cox determined that the estimated fair value less costs to sell attributable to the Sale Systems was in excess of the carrying value of their related net assets held for sale.
     Net (loss) income from Discontinued Operations Systems is as follows:

	Year Ended December 31
	2005	2004	2003
	(Thousands of Dollars)
Revenues from Discontinued Operations Systems	$331,970	$318,885	$300,052
(Loss) income from Discontinued Operations Systems	(375,248)	(130,231)	16,455
Income tax benefit (provision)	144,693	50,194	(6,404)

Net (loss) income from Discontinued Operations Systems	$(230,555)	$(80,037)	$10,051

     Assets held for sale and liabilities associated with assets held for sale are as follows:

	December 31
	2005	2004
	(Thousands of Dollars)
Current assets	$42,973	$40,606
Net plant and equipment	921,478	899,297
Intangible assets	1,502,937	2,014,091
Goodwill	6,183	10,232
Other noncurrent assets	1,301	1,561

Total assets held for sale	$2,474,872	$2,965,787

Accounts payable and accrued expenses	$49,886	$38,179
Other current liabilities	29,607	28,847
Other noncurrent liabilities	28,080	27,991

Total liabilities held for sale	$107,573	$95,017

6. Intangible Assets
     Cox constructs and operates its cable systems under non-exclusive cable franchises that are granted by state or local governmental authorities for varying lengths of time. As of December 31, 2005, Cox held 749 franchises in areas located throughout the United States. Cox obtained these franchises primarily through acquisitions of cable systems accounted for as purchase business combinations. These acquisitions have primarily been for the purpose of acquiring existing franchises and related infrastructure and, as such, the primary asset acquired by Cox has historically been cable franchises.
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

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Prior to the adoption of SFAS No. 142, Cox described the excess purchase price over the fair value of the identified net assets acquired associated with its acquisitions as either goodwill or franchise value and amortized these assets over 40 years. Cox believes that the franchises, although contractually non-exclusive, provide economic exclusivity for broadband video services to an incumbent cable operator. Accordingly, in connection with the adoption of SFAS No. 142, Cox did not believe it had any goodwill separate and distinct from the value of its cable franchises, and, as such, the nature of the recorded excess purchase price associated with Cox’s acquisitions prior to 2002 was more appropriately characterized as franchise value. Therefore, in connection with the adoption of SFAS No. 142, Cox reclassified the net carrying value of its goodwill of $3.7 billion to franchise value in order to eliminate the distinction between these two assets. In connection with this reclassification, Cox recorded an additional deferred tax liability and a corresponding increase to franchise value of $2.2 billion, in accordance with the provisions of SFAS No. 109 related to the difference in the tax basis compared to the book basis of franchise value. The reclassification and the related deferred tax effects had no impact on Cox’s consolidated statements of operations.
     In addition, Cox assessed the expected useful life of each of its cable franchises upon adoption of SFAS No. 142, and concluded that all of its cable franchises have an indefinite useful life. Accordingly, Cox ceased amortizing its franchise value effective January 1, 2002. Cox reached its conclusion regarding the indefinite useful life of its cable franchises principally because: (i) there are no legal, regulatory, contractual, competitive, economic, or other factors limiting the period over which these rights will continue to contribute to Cox’s cash flows; (ii) Cox has never had a cable franchise right revoked, and has never been denied a franchise renewal; (iii) as an incumbent franchisee, Cox’s renewal applications are granted by the local franchising authority on their own merits and not as part of a comparative process with competing applications; and (iv) under the 1984 Cable Act, a local franchising authority may not unreasonably withhold the renewal of a cable system franchise. Cox will continue to reevaluate the expected life of its cable franchise rights each reporting period to determine whether events and circumstances continue to support an indefinite useful life.
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
     In completing subsequent impairment tests in accordance with SFAS No. 142, Cox considers the guidance in EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002. When applying the guidance in EITF Issue No. 02-17, Cox considers assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset, when measuring the fair value of the cable system cluster’s other net assets. The 2003 annual impairment test in accordance with SFAS No. 142 resulted in a non-cash impairment charge of approximately $25.0 million, which is classified within Discontinued operations, net of tax in the accompanying consolidated statements of operations. The 2004 annual impairment test indicated no impairment of franchise value.
     In September 2004, the SEC announced, through EITF Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, that a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141, and that registrants should apply a direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, registrants who had applied the residual method to the valuation of intangible assets for purposes of impairment testing were required to perform a transitional impairment test using a direct value

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
method on all intangible assets that had been previously valued using the residual method under SFAS No. 142 no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities that had previously applied the residual method, including the related deferred tax effects, were required to be reported as a cumulative effect of a change in accounting principle.
     Consistent with EITF Topic No. D-108, Cox began applying a direct value method to determine the fair value of its indefinite-lived intangible assets comprised of cable franchise rights, acquired prior to September 29, 2004. During the fourth quarter of 2004, Cox performed a transitional impairment test, which resulted in a charge to franchise value of approximately $2.0 billion ($1.2 billion, net of tax), which is reported within Cumulative effect of change in accounting principle, net of tax, in the accompanying consolidated statements of operations.
     Also during the fourth quarter 2004, Cox revised its marketplace assumption surrounding its estimated cost of capital as a result of the going-private transaction. Accordingly, in accordance with SFAS No. 142 and SFAS No. 144, respectively, Cox performed an impairment test of its long-lived assets and indefinite-lived intangible assets. The interim impairment test was necessary due to the revised estimated cost of capital as well as a revision in Cox’s long-range operating forecast. As a result of the impairment test, Cox recognized a pre-tax impairment charge of approximately $2.4 billion related to its franchise value, as calculated using a direct value method. Approximately $2.2 billion of this impairment charge is reflected as Impairment of intangible assets within the accompanying consolidated statements of operations and approximately $179.9 million is reflected within Discontinued operations, net of tax within the accompanying consolidated statements of operations.
     In August 2005, Cox completed its annual impairment test of its indefinite-lived intangible assets and goodwill in accordance with SFAS No. 142. The test resulted in a pre-tax non-cash impairment charge of franchise value for certain cable systems of approximately $104.2 million, which is classified within Discontinued operations, net of tax in the accompanying consolidated statement of operations.
     As a result of entering into the definitive agreement with Cebridge to sell the Sale Systems, as discussed in Note 2. “Summary of Significant Accounting Policies and Other Items,” Cox performed an interim impairment test of the Systems’ long-lived assets, indefinite-lived intangible assets and goodwill in October 2005 based on the anticipated selling price of approximately $2.55 billion, as prescribed by SFAS No. 142 and SFAS No. 144. This interim impairment test resulted in a pre-tax impairment charge of franchise value for certain cable systems of approximately $509.9 million. Approximately $181.9 million of this impairment charge is reflected as Impairment of intangible assets within the accompanying consolidated statements of operations and approximately $328.0 million is reflected within Discontinued operations, net of tax within the accompanying consolidated statements of operations.
     As part of the going-private transaction and the related push-down basis accounting pursuant to the purchase method of accounting for business combinations, as further described in Note 4. “Going-Private Transaction,” Cox recorded customer relationship, trade name and goodwill intangibles. The trade name intangible asset, which represents the value associated with the Cox name, was deemed to have an indefinite useful life. Goodwill decreased from December 31, 2004 to December 31, 2005 by $25.1 million related to the finalization of the purchase price allocations related to the going-private transaction.
     As a result of entering into the definitive agreement with Cebridge and pursuant to the provisions of SFAS No. 142, Cox reevaluated whether the current circumstances continued to support an indefinite useful life of the trade name intangible asset allocated to the Sale Systems. As a result of this reevaluation, Cox determined that the useful life of the trade name intangible asset allocated to the Sale Systems, previously determined to have an indefinite life, was approximately six months, from the date of the definitive agreement through the anticipated date of consummation of the Sale Systems transaction, which is expected to occur during the second quarter of 2006.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
     Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets, which will no longer be amortized:

	December 31, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(Thousands of Dollars)
Intangible assets subject
to amortization	$736,176	$144,470	$591,706	$616,483	$29,844	$586,639
Trade name	375,778	9,641	366,137			380,844
Franchise value			16,086,350			16,347,878

Total intangible assets			$17,044,193			$17,315,361

Goodwill			$75,621			$96,657

     Aggregate intangible asset amortization expense from continuing operations was $120.2 million for the year ended December 31, 2005. Cox estimates amortization expense to be $144.1 million in 2006, $123.0 million in 2007, $117.9 million in 2008, $117.1 million in 2009 and $93.3 million in 2010, primarily related to the amortization of customer relationships. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.
7. Investments

	December 31
	2005	2004
	(Thousands of Dollars)
Investments stated at fair value:
Available-for-sale	$332	$339
Derivative instruments	—	939
Equity method investments	1,268,222	1,159,290
Investments stated at cost	4,500	11,079

Total investments	$1,273,054	$1,171,647

Investments Stated at Fair Value

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The aggregate cost of Cox’s investments stated at fair value at December 31, 2005 and 2004 was $0.3 million and $1.6 million, respectively. Gross unrealized gains on investments were $0.1 million at December 31, 2005 and 2004.
     Gross realized gains and losses on investments are as follows:

	Year Ended December 31
	2005	2004	2003
	(Millions of Dollars)
Realized gains	$—	$29.1	$181.8
Realized losses	9.6	0.8	16.7
     Derivative instruments classified within investments are comprised of certain warrants to purchase shares of publicly-traded and privately-held entities, as further described in Note 10. “Derivative Instruments and Hedging Activities.”
     Sprint PCS. Sprint Corporation (now Sprint Nextel Corporation) offered personal communications services through its PCS group.
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
     In August 2003, Cox terminated its series of prepaid forward contracts to sell up to 19.5 million shares of its Sprint PCS common stock. These prepaid forward contracts were hybrid instruments, comprised of a zero-coupon debt instrument, as the host contract, and an embedded derivative. In connection with the termination, Cox sold the 19.5 million shares of Sprint PCS common stock, which had been pledged to secure its obligations pursuant to these prepaid forward contracts and were classified as trading. Cox recognized a pre-tax loss of approximately $29.5 million as a result of this termination. See Note 9. “Debt” for a discussion of the accounting for the termination of these prepaid forward contracts.
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
Equity Method Investments
     Discovery Communications, Inc. The principal businesses of Discovery are the advertiser-supported basic cable networks The Discovery Channel, The Learning Channel, Animal Planet Network, The Travel Channel and Discovery Europe and the retail businesses of Discovery.com. In 2000, Cox ceased applying the equity method on its investment in Discovery as Cox’s cumulative proportionate share of equity in net

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
losses exceeded the carrying amount of the investment. As of December 31, 2005, Cox has not resumed applying the equity method on its investment in Discovery, as Cox’s proportionate share of equity in net income has not exceeded its share of net losses not recognized during the period in which the equity method has been suspended.
     As part of the going-private transaction and the related push-down basis accounting pursuant to the purchase method of accounting for business combinations, as further described in Note. 4, “Going-Private Transaction,” Cox’s investment in Discovery was stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction. Accordingly, a preliminary purchase price adjustment of approximately $1.1 billion is reflected in the accompanying consolidated balance sheets as of December 31, 2004 and a final purchase price adjustment of approximately $1.2 billion is reflected in the accompanying consolidated balance sheets as of December 31, 2005.
     TV Works, LLC (formerly known as Double C Technologies, LLC). During 2005, Cox contributed $45.0 million to TV Works, an entity in which Cox holds a 33% ownership interest and which is majority-owned and controlled by Comcast Corporation. TV Works has acquired substantially all of the North American assets of Liberate Technologies as well as assets from other strategic companies.
     Summarized combined financial information for all equity method investments and Cox’s proportionate share (determined using Cox’s ownership interest in each investment) for 2005, 2004 and 2003 is as follows:

	Combined Financial Information			Cox’s Proportionate Share
	Year Ended December 31			Year Ended December 31
	2005	2004	2003	2005	2004	2003
	(Thousands of Dollars)
Revenues	$3,842,458	$3,338,217	$2,291,103	$868,585	$769,917	$547,304
Operating income	539,517	482,828	278,283	131,221	119,458	71,971
Net income	153,648	145,319	18,309	34,895	36,629	7,450

	Combined Financial Information
	December 31
	2005	2004
	(Thousands of Dollars)
Current assets	$1,315,868	$1,287,914
Noncurrent assets	2,747,664	2,667,590
Current liabilities	1,141,124	1,159,360
Noncurrent liabilities	3,167,517	3,093,036
     Cox’s proportionate share of the net losses stated above is not equal to the equity in net losses of affiliated companies as reported in the consolidated statements of operations primarily due to discontinuing the application of equity method accounting for certain investments when aggregate net losses from the investments have exceeded their carrying value.
Other
     Cox has several other fair value, equity and cost method investments that are not, individually or in the aggregate, significant in relation to the consolidated balance sheets at December 31, 2005 and 2004.
8. Income Taxes

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Current and deferred income tax expenses (benefits) are as follows:

	Year Ended December 31
	2005	2004	2003
	(Thousands of Dollars)
Current
Federal	$128,438	$(95,416)	$273,941
State	4,774	7,535	(4,289)

Total current	133,212	(87,881)	269,652

Deferred
Federal	(115,820)	(548,646)	(334,193)
State	(3,900)	(229,789)	(10,162)

Total deferred	(119,720)	(778,435)	(344,355)

Net income tax expense (benefit) from continuing operations	$13,492	$(866,316)	$(74,703)

     The differences between net income tax expense and income taxes expected at the U.S. statutory federal income tax rate of 35% are as indicated below:

	Year Ended December 31
	2005	2004	2003
	(Thousands of Dollars)
Federal tax expense (benefit) at statutory rates on income before income taxes	$7,021	$(681,339)	$(72,919)
State income tax benefit, net of federal impact	(8,990)	(84,534)	(22,374)
Change in state tax rate, net	9,559	(59,931)	12,981
Adjustments and settlements, net	9,843	(48,259)	5,400
Tax basis adjustment in equity investment	—	—	6,648
Other,net	(3,941)	7,747	(4,439)

Net income tax expense (benefit) from continuing operations	$13,492	$(866,316)	$(74,703)

     Significant components of Cox’s net deferred tax liability are as follows:

	December 31
	2005	2004
	(Thousands of Dollars)
Plant and equipment	$(1,490,624)	$(1,551,003)
Intangible assets	(5,960,542)	(6,324,831)
Investments	(539,774)	(501,509)
Deferred financing costs	45,238	9,081
Other, net	78,787	75,676

	(7,866,915)	(8,292,586)
Less current portion	33,428	33,988

Net deferred tax liability	$(7,900,343)	$(8,326,574)

     Income tax expense was $13.5 million for the year ended December 31, 2005 compared to an income tax benefit of $866.3 million for the year ended December 31, 2004. The change in income tax expense was primarily due to the change in pre-tax income, varying effective state tax rates across Cox’s operations between 2004 and 2005, and the effect of on-going income tax audits. The effective tax rate for 2005 was

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
67.3% compared to 44.5% for 2004. The tax expense in 2005 reflects an effective income tax rate significantly higher than the federal statutory rate due in part to the impact of adjustments and settlements and the relatively nominal pre-tax income.
     Gross deferred tax assets include $142.2 million and $117.5 million of state net operating loss and credit carryforwards for the years ended December 31, 2005 and 2004, respectively. A valuation allowance of $124.4 million and $93.0 million has been recorded on these state carryforwards as of December 31, 2005 and 2004, respectively, due to the uncertainty that future taxable income will be realized in the appropriate jurisdiction. The remaining state carryforwards expire beginning in 2025.
     During 2004, Cox concluded the field examination phase of a federal income tax audit for the years 1995-1997. Because Cox was a member of an affiliated group filing a consolidated U.S. federal income tax return during the audit period, it was not able to fully conclude the audit because issues associated with all affiliated members were not resolved. Cox expects to fully conclude these issues during 2006, but does not expect that the conclusion will result in significant payments or refunds.
     Also during 2004, Cox concluded a federal income tax audit for the years 1998-2001. Cox paid approximately $40 million related to certain cable system acquisitions and certain financing arrangements completed during the audit period. Cox expects to receive refunds of approximately $30.0 million for the effects of these adjustments in later years.
     The Internal Revenue Service is currently conducting the field examination phase of a federal income tax audit for the years 2002-2003. Cox believes that the audit will conclude by the end of 2006 and has accrued a liability for the assessments it believes are probable.
     In the normal course of business, Cox’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and a liability is accrued when Cox believes that an assessment is probable.
9. Debt

	December 31
	2005	2004
	(Thousands of Dollars)
Revolving credit facilities	$2,000,000	$1,650,000
Commercial paper	224,611	96,142
Term loan	2,000,000	2,000,000
Medium-term notes	264,498	264,429
Notes and debentures	8,346,017	8,765,359
Exchangeable Subordinated Discount Debentures due April 19, 2020	—	19,546
Capitalized lease obligations	161,912	173,888
Other	20,236	20,683

	13,017,274	12,990,047
Less current portion	45,453	51,581

Total long-term debt	$12,971,821	$12,938,466

     See Note 10. “Derivative Instruments and Hedging Activities” for a discussion of the accounting for certain derivative instruments embedded in the exchangeable subordinated debentures, which have been classified as a component of debt in the accompanying consolidated balance sheet at December 31, 2004.
     As part of the going-private transaction and the related push-down basis accounting pursuant to the purchase method of accounting for business combinations, as further described in Note. 4, “Going-Private Transaction,” the fixed-rate long-term debt instruments that are not reflected at fair value on an on-going

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
basis were stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction based on the actual fair value of the related instruments as of the acquisition date. Accordingly, the table above reflects an aggregate purchase price adjustment to increase debt by approximately $126.2 million, classified within Notes and debentures, at December 31, 2004. The finalization of the purchase price allocation completed during 2005 did not result in a change to the purchase price adjustment allocated to the fixed-rate long-term debt instruments that are not reflected at fair value on an on-going basis. This adjustment will be amortized over the remaining lives of the debt instruments as a component of interest expense.
Revolving Credit Agreements
     In June 2004, Cox entered into a new five-year, unsecured revolving bank credit facility with a capacity of $1.25 billion which will be available through June 4, 2009. In December 2004, Cox entered into a second five-year, unsecured revolving bank credit facility with a capacity of $1.5 billion. Also in December 2004, Cox amended and restated its June 2004 facility to conform the terms with the new facility. At Cox’s election, the interest rate on the credit agreements is based on London Interbank Offered Rate (LIBOR), the Federal funds rate or an alternate base rate. The credit agreements also impose commitment fees on the unused portion of the total amounts available based on Cox’s corporate credit ratings. In March 2006, Cox amended the credit agreements to provide for the inclusion of operating cash flow attributable to businesses presented as discontinued operations within the calculation of certain of its financial covenants beginning with the year ended December 31, 2005. At December 31, 2005, Cox had outstanding borrowings of $1.1 billion and $900.0 million under the $1.5 billion facility and the $1.25 billion facility, respectively. At December 31, 2004, Cox had outstanding borrowings of $907.5 million and $742.5 million under the $1.5 billion facility and the $1.25 billion facility, respectively.
Commercial Paper
     Cox had approximately $224.6 million and $96.1 million commercial paper outstanding at December 31, 2005 and 2004, respectively. The weighted-average interest rate for outstanding commercial paper was 3.8% and 1.2% for the years ended December 31, 2005 and 2004, respectively. Cox’s commercial paper is backed by amounts available under its revolving credit agreements.
Bridge Loan Credit Facility
     In December 2004, Cox entered into and drew down upon an 18-month, $3.0 billion term loan (Bridge Loan) to finance a portion of Cox’s going-private transaction. Cox incurred offering costs of approximately $10.1 million related to the Bridge Loan. During the same month, the net proceeds from an offering of three series of senior notes were used to repay the borrowing under the Bridge Loan (see 2004 Issuances and Repayments under the heading Notes and Debentures). All unamortized offering costs were expensed in conjunction with the repayment. These amounts are included within Interest expense in the accompanying consolidated statements of operations.
Term Loan
     In December 2004, Cox entered into a new credit agreement for a five-year, $2.0 billion term loan to finance the going-private transaction. At Cox’s election, the interest rate on the term loan is based on LIBOR, the Federal funds rate or an alternate base rate. Cox incurred offering costs of approximately $6.0 million related to the term loan. At December 31, 2005 and 2004, $2.0 billion was outstanding under the term loan.
Medium-Term Notes

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     At December 31, 2005 and 2004, Cox had outstanding borrowings of $264.5 million and $264.4 million, respectively, under several fixed-rate medium-term notes due in varying amounts through 2028 that pay interest in cash at fixed rates ranging from 6.9% to 7.2% per annum.
Notes and Debentures
     Cox had outstanding borrowings under several fixed-rate notes and debentures of approximately $8.3 billion and $8.8 billion at December 31, 2005 and 2004, respectively. The fixed-rate notes and debentures are due in varying amounts through 2028 and pay interest in cash at rates ranging from 3.9% to 7.9% per annum. Also included in notes and debentures is Cox’s convertible senior notes due 2021, as described below.
     2005 Repayments. In June 2005, Cox repaid its $375.0 million principal amount of 6.875% notes due June 15, 2005 upon their maturity.
     2004 Issuances and Repayments. In December 2004, Cox issued $3.0 billion aggregate principal amount of senior notes in order to repay the Bridge Loan, which funded a portion of the tender offer to purchase all of the former public stock that CEI did not beneficially own. Included in the issuance were: (i) a series of floating rate senior notes due 2007 with an aggregate principal amount of $500.0 million; (ii) a series of 4.625% senior notes due 2010 with an aggregate principal amount of $1.25 billion; and, (iii) a series of 5.450% senior notes due 2014 with an aggregate principal amount of $1.25 billion. After underwriting discounts and commissions, estimated offering costs and other fees of $15.8 million in aggregate, Cox received net proceeds of approximately $2.98 billion. The floating rate senior notes mature on December 14, 2007; the 4.625% senior notes mature on January 15, 2010; and, the 5.450% senior notes mature on December 15, 2014. All three series of senior notes are unsecured and rank equally with Cox’s other senior unsecured indebtedness. In addition, both series of fixed-rate senior notes may be redeemed by Cox, in whole or in part, at any time prior to maturity at the greater of: (x) 100% of the principal amount of the fixed-rate notes, or (y) the present value of the principal amount and the remaining scheduled interest payments on the fixed-rate notes plus a make-whole premium, plus in either case (x) or (y), accrued and unpaid interest. Interest on both series of fixed-rate notes is payable on a semi-annual basis. Cox may not redeem the floating rate notes prior to maturity.
     In September 2004, Cox repaid its $100.0 million principal amount of 6.69% medium-term notes due September 20, 2004 upon their maturity. In August 2004, Cox repaid its $375.0 million principal amount of 7.5% notes due August 15, 2004 upon their maturity.
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
Exchangeable Subordinated Debentures
     Exchangeable Subordinated Debentures due November 15, 2029 (PRIZES). In November 1999, Cox issued 14,375,000 PRIZES in a registered public offering for aggregate net proceeds of approximately $1.3 billion, less offering costs and underwriting commissions of approximately $35.0 million. Interest on the PRIZES was paid quarterly, and at November 15, 2002, the rate decreased from 7.75% to 2% per year on the original principal amount in accordance with the terms of the PRIZES. The original principal amount of each PRIZES was indexed to the trading price of Sprint PCS common stock. Upon issuance, the number of shares of Sprint PCS common stock attributable to each PRIZES was two shares. In June 2004, Sprint eliminated its PCS tracking stock by mandating the exchange of its PCS shares for shares of its FON common stock. Subsequently, one share of FON common stock was attributable to each PRIZES.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
     Exchangeable Subordinated Debentures due March 14, 2030 (Premium PHONES). In March 2000, Cox issued $275.0 million aggregate principal amount of Premium PHONES in a registered public offering for net proceeds of approximately $269.5 million. Interest on the Premium PHONES was payable semi-annually at a rate of 3% per year on the original principal amount. Upon issuance, each Premium PHONES was indexed to the trading price of 16.28 shares of Sprint PCS common stock. Subsequent to the elimination of Sprint PCS common stock discussed above, each Premium PHONES was indexed to the trading price of 8.14 shares of FON common stock.
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
     Exchangeable Subordinated Discount Debentures due April 19, 2020 (Discount Debentures). In April 2000, Cox issued $1.8 billion aggregate principal amount at maturity of Discount Debentures in a registered public offering for proceeds of approximately $764.0 million, net of offering costs and underwriting commissions of $18.7 million and original issue discount of $1.1 billion. Interest on the Discount Debentures was payable semi-annually at a rate of 1% per annum on the original issue price of each debenture. The accretion of the original issue discount plus the 1% interest payments resulted in an annualized yield to maturity of 5%. Upon issuance, each Discount Debenture was indexed to the trading price of shares of Sprint common stock. Subsequent to the elimination of Sprint PCS common stock discussed above, each Discount Debenture was indexed to the trading price of 3.7954 shares of FON common stock.
     The Discount Debentures could be exchanged by the holder based on the market value of the underlying shares for, at Cox’s election, cash, shares of Sprint FON common stock or a combination of both. The holders had the option to require Cox to repurchase these securities on April 19, 2005, April 19, 2010 and April 19, 2015 at a purchase price equal to the adjusted principal amount, as defined, plus any accrued and unpaid cash interest. Cox had the option to pay in cash, shares of Sprint PCS common stock or a combination of both.
     2005 Purchases. In April 2005, Cox redeemed all remaining outstanding Discount Debentures for aggregate cash consideration of $32.5 million. The redemption resulted in a $13.0 million pre-tax loss, which is reflected as Loss on extinguishment of debt in the accompanying consolidated statement of operations. As a result, Cox had no remaining exchangeable subordinated debentures outstanding at December 31, 2005.
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

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Capital Leases
     Cox leases office facilities, transmission and distribution plant and automobiles under its capital leases. Recorded debt under these lease arrangements from continuing operations was $161.9 million and $173.9 million as of December 31 2005 and 2004, respectively.
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
     The following table summarizes the notional amounts, weighted average interest rate data and maturities for Cox’s interest rate swaps at December 31, 2005 and 2004:

	December 31
	2005	2004
Notional amount (in thousands)	$1,000,000	$1,375,000
Weighted-average fixed interest rate received	7.53%	7.35%
Weighted-average floating interest rate paid	7.37%	4.37%
Maturity	2006 - 2009	2005 - 2009
     As a result of the settlements under these agreements, interest expense was reduced (as compared to Cox’s fixed rate obligations absent the swap agreements) by $15.6 million and $57.0 million during the years ended December 31, 2005 and 2004, respectively.
Maturities
     Excluding commercial paper, maturities of long-term debt and revolving credit facilities for each of the five years subsequent to December 31, 2005 and thereafter, are $465.2 million, $500.0 million, $450.0 million, $4.4 billion, $2.1 billion, respectively, and $4.7 billion thereafter. Maturities of obligations under capital leases from continuing operations are $39.1 million, $29.3 million, $22.4 million, $17.2 million and $11.0 million for each of the five years subsequent to December 31, 2005, respectively, and $45.4 million thereafter. The maturities of long-term debt represent future contractual obligations and are reported gross of any related discounts, premiums and other adjustments, such as embedded derivatives, necessary to comply with accounting principles generally accepted in the U.S. These amounts are classified as a contra account within debt and were approximately $53.9 million and $69.3 million at December 31, 2005 and 2004, respectively. Cox has the ability to refinance the long-term debt instruments maturing in the twelve months subsequent to December 31, 2005 under its revolving credit facilities.
Debt Covenants
     Certain of Cox’s debt instruments and credit agreements contain covenants which, among other provisions, contain certain restrictions on liens, mergers, the payment of dividends and the disposition of assets. The credit agreements contain financial covenants that require certain leverage ratios and interest coverage (as defined in the covenants) be maintained. Compliance with these ratios limits Cox’s ability to

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
incur unlimited indebtedness. Cox is in compliance with all covenants for both of its credit facilities and all debt instruments.
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
     Cox does not hold or issue derivative instruments for trading purposes and is not a party to leveraged instruments. From time to time, however, Cox uses derivative instruments to manage its exposure to changes in the fair value of certain of its assets or liabilities or to manage its exposure to changes in interest rates or equity prices. These derivative instruments are designated and accounted for by Cox as hedges of the underlying exposure being managed, as prescribed by SFAS No. 133. In addition, upon adoption of SFAS No. 133, certain of Cox’s debt instruments and investments contained embedded or freestanding derivatives, as defined. Cox has not designated these embedded and freestanding derivatives as hedges under SFAS No. 133 and, as such, changes in their fair value are being recognized in earnings as derivative gains or losses. Cox’s use of derivative instruments may result in short-term gains or losses.
     The credit risks associated with Cox’s derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although Cox may be exposed to losses in the event of nonperformance by the counterparties, Cox does not expect such losses, if any, to be significant.
     Cox recorded a pre-tax loss on derivative instruments of $0.1 million for each of the years ended December 31, 2005 and 2004, and $22.6 million for the year ended December 31, 2003.
Interest Rate Swap Agreements
     Cox utilizes interest rate swaps to assist Cox in maintaining a mix of fixed and floating rate debt by converting a portion of existing fixed rate debt into a floating rate obligation. Cox has designated and accounted for its interest rate swap agreements as fair value hedges whereby the fair value of the related interest rate swap agreements are classified as a component of other assets with the corresponding fixed-rate debt obligations being classified as a component of debt in the consolidated balance sheets. Cox has assumed no ineffectiveness with regard to these interest rate swap agreements as the agreements qualify for the short-cut method of accounting for fair value hedges of debt instruments, as prescribed by SFAS No. 133. Cox’s interest rate swap agreements approximated a derivative liability of $15.9 million at December 31, 2005 and a derivative asset of $16.4 million at December 31, 2004.
Exchangeable Subordinated Debentures
     Cox had three series of exchangeable subordinated debentures outstanding, referred to as PRIZES, Premium PHONES and Discount Debentures, as further described in Note 9. “Debt.” In June 2004, Cox redeemed all of its remaining PRIZES and Premium PHONES, and in 2005, Cox redeemed all of its remaining Discount Debentures. Prior to their redemption, the exchangeable subordinated debentures met the definition of a hybrid instrument, as prescribed by SFAS No. 133. These hybrid instruments were comprised of an exchangeable subordinated debt instrument, as the host contract, and an embedded derivative, which derived its value, in part, based on the trading price of Sprint PCS common stock, U.S. Treasury rates and Cox’s credit spreads. Cox did not designate these embedded derivatives as a hedge of its investment in Sprint PCS common stock. As a result, changes in the fair value of these embedded derivatives were recognized in earnings and classified within gain (loss) on derivative instruments in the consolidated statements of operations. As a result of Cox’s purchase of PRIZES, Premium PHONES and

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Discount Debentures pursuant to its tender offers and subsequent repayments described in Note 9. “Debt,” there were no remaining exchangeable subordinated debentures outstanding at December 31, 2005.
Stock Purchase Warrants
     Cox holds warrants to purchase equity securities of certain publicly-traded and privately-held entities. Warrants that can be exercised and settled by the delivery of net shares such that Cox pays no cash upon exercise are deemed freestanding derivative instruments, as prescribed by SFAS No. 133. Cox has not designated net share warrants as hedging instruments; accordingly, changes in the fair value of these warrants are recognized in earnings and classified within gain (loss) on derivative instruments in the consolidated statements of operations. The aggregate fair value of these warrants approximated a derivative asset of $0 and $0.9 million at December 31, 2005 and 2004, respectively, and has been classified as a component of investments in the accompanying consolidated balance sheets.
11. Fair Value of Financial Instruments
     Cox has estimated the fair value of its financial instruments as of December 31, 2005 and 2004 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Cox would realize in a current market exchange.
     The carrying amount of cash, accounts and other receivables, accounts and other payables and amounts due to/from CEI approximates fair value because of the short maturity of those instruments. The fair value of Cox’s investments stated at fair value is estimated and recorded based on quoted market prices as discussed in Note 7. “Investments.” Except as discussed in Note 7. “Investments,” the fair value of Cox’s equity method investments and investments stated at cost cannot be estimated without incurring excessive costs. Cox is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities. Additional information pertinent to the value of those investments is discussed in Note 7. “Investments.”
     The fair value of interest rate swaps used for hedging purposes was approximately $(15.9) million and $16.4 million at December 31, 2005 and 2004, respectively, and represents the estimated amount that Cox would (pay) receive upon termination of the swap agreements.
     The estimated fair value of Cox’s fixed-rate notes and debentures and exchangeable subordinated debentures at December 31, 2005 and 2004 are based on quoted market prices or a discounted cash flow analysis using Cox’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations. A summary of the carrying value and fair value of the fixed-rate instruments at December 31, 2005 and 2004 is as follows:

	December 31
	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Millions of Dollars)
Fixed-rate notes and debentures	$8,292.7	$8,411.7	$8,724.4	$9,056.9
Exchangeable subordinated debentures	—	—	19.5	31.4
12. Financial Instruments with Characteristics of both Liabilities and Equity

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
13. Retirement Plans
     Cox maintains a funded, qualified defined benefit pension plan covering substantially all employees (under the heading Pension Benefits in the table below). In addition, certain key employees of Cox participate in an unfunded, nonqualified supplemental pension plan of CEI. The plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with Cox and compensation amounts near retirement. Cox’s current policy is to fund its qualified retirement plan in an amount that falls between the minimum contribution required by ERISA and the maximum tax deductible contribution.
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
     Cox uses a measurement date of December 31 for its pension and postretirement benefit plans.
Obligations and Funded Status

	Year Ended December 31
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(Thousands of Dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$375,445	$293,392	$60,604	$46,568
Service cost	38,058	31,797	6,941	5,484
Interest cost	25,589	20,823	4,075	3,381
Actuarial loss	59,509	33,175	9,681	6,455
Benefits paid	(4,319)	(3,742)	(1,669)	(1,326)
Plan participants’ contributions	—	—	62	42

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(Thousands of Dollars)
Benefit obligation at end of the year	494,282	375,445	79,694	60,604

Change in Plan Assets
Fair value of plan assets at beginning of year	312,910	274,705	18,471	14,087
Actual return on plan assets	28,031	31,947	1,885	1,943
Employer contributions	53,805	10,000	7,566	3,725
Benefits paid	(4,319)	(3,742)	(1,669)	(1,326)
Plan participants’ contributions	—	—	62	42
Other	9	—	—	—

Fair value of plan assets at end of year	390,436	312,910	26,315	18,471

Funded status of plan	(103,846)	(62,535)	(53,378)	(42,133)
Unrecognized actuarial losses	104,877	46,555	16,108	6,560
Unrecognized prior service cost	710	822	—	—

Prepaid (accrued) benefit cost	$1,741	$(15,158)	$(37,270)	$(35,573)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$1,741	$—	$—	$—
Accrued benefit cost	—	(15,158)	(37,270)	(35,573)

Net amount recognized	$1,741	$(15,158)	$(37,270)	$(35,573)

     As part of the going-private transaction and the related push-down basis accounting pursuant to the purchase method of accounting for business combinations, as further described in Note. 4, “Going-Private Transaction,” the retirement plans’ obligations were stepped-up to fair value to the extent of the 37.96% minority interest acquired in the going-private transaction. Accordingly, the table above reflects adjustments at December 31, 2005 and 2004 of $33.0 million and $4.3 million to Pension Benefits and Other Benefits, respectively. The adjustments were made to the plans’ unrecognized actuarial losses and unrecognized prior service costs.
     The accumulated benefit obligation for the pension plans was $384.5 million and $290.8 million at December 31, 2005 and 2004, respectively. There were no pension plans with an accumulated benefit obligation in excess of plan assets.
     Components of Net Periodic Benefit Cost

	Year Ended December 31
	2005		2004		2003
	Pension	Other	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(Thousands of Dollars)
Service cost	$38,058	$6,940	$31,797	$5,484	$25,540	$4,301
Interest cost	25,589	4,075	20,823	3,381	17,348	2,794
Expected return on plan assets	(28,396)	(1,853)	(24,758)	(1,493)	(19,418)	—
Prior service cost amortization	136	—	215	—	215	—
Actuarial loss (gain) amortization	3,032	298	3,862	198	1,567	(89)

Net periodic benefit cost	$38,419	$9,460	$31,939	$7,570	$25,252	$7,006

Weighted-Average Assumptions

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     The following table sets forth the weighted-average assumptions used to determine benefit obligations:

	At December 31
	2005		2004
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Discount rate	5.75%	5.75%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	4.25%	4.00%
     The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31
	2005		2004		2003
	Pension	Other	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Discount rate	6.00%	5.75%	6.25%	6.25%	6.75%	6.75%
Rate of compensation increase	4.25%	4.00%	4.00%	4.00%	4.50%	5.00%
Expected long-term return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
     The 9.0% expected long-term return on plan assets assumption was developed with the use of an efficient frontier model (a model utilized to determine the most efficient mix of assets), using risk (defined as standard deviation), return and correlation expectations, and weights these assumptions by the weighting found in the target allocations below. The return expectations are created using long-term historical return premiums with adjustments based on levels and forecasts of inflation, interest rates and economic growth. The model’s return expectations do not include a premium for active investment management versus passive, indexed investments. Therefore, when an appropriate premium is added for active investment management and for asset rebalancing (as more fully described below), a range of return on plan assets expectations is produced; 9% falls at the lower end of the analysis. This 9.0% expectation is consistent with the historical long-term rates of return achieved on plan assets.
     The weighted-average annual assumed rate of increase in the per capita cost of covered health care benefits (i.e., health care cost trend rate) for retirees is 10.0% in 2005, gradually decreasing to 5.0% by the year 2011, and remaining level thereafter. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percent change in the assumed health care cost trend rate would have the following effects as of December 31, 2005:

	1% Increase	1% Decrease
	(Thousands of Dollars)
Effect on service and interest cost components	$14	$(12)
Effect on postretirement benefit obligations	218	(191)
Expected Benefits Payments

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Pension	Other
	Benefits	Benefits
	(Thousands of Dollars)
2006	$4,870	$2,442
2007	5,955	2,307
2008	7,324	2,842
2009	9,158	3,541
2010	11,178	4,586
2011-2015	98,435	42,827
Expected Medicare subsidy receipts

Other
Benefits
(Thousands of
Dollars)
2006	$25
2007	23
2008	21
2009	19
2010	18
2011-2015	43
Plan Assets
     The contributions made to the pension plans and other postretirement benefit plans are held within the CEI Master Trust. The following table sets forth the weighted-average asset allocations at December 31, 2005 and 2004, and long-term target allocations for 2006:

	Percentage of Plan Assets		Target
	At December 31		Allocations
	2005	2004	2006
Equity Securities	62%	62%	62%
Debt Securities	34%	36%	38%
Other	4%	2%	0%

Total	100%	100%	100%
     The long-term strategy for setting target allocations is to develop a combination of investments which best serves the plan participants at the overall lowest cost to CEI. Utilizing the efficient frontier model described above, incorporating the same return, risk and correlation expectations, the resulting range of asset combinations is examined. The selection of the desired targeted mix is made by analyzing the range of asset combinations in conjunction with the plans’ benefit obligations and costs. Once long-term target ranges are established, they are maintained by rebalancing at the individual investment manager level (liquidating investments that have appreciated above their targets to buy investments that are below their targets). In an effort to minimize trading costs, rebalancing is generally performed only when there have been meaningful market movements and large cash inflows. Market timing is not an element of the investment policy or strategy, and derivative instruments are not deployed to gain exposure away from the long-term targets at the overall fund level. Investment risk is mitigated through prudent diversification of the investment mix, and additional return is provided through the actions of active investment managers. Active investment managers are allowed, on a limited basis, to invest in return-enhancing investments, such as emerging market debt and equity and lower-rated corporate securities.
     The active investment managers are prohibited from investing in Cox securities. The plan assets are indirectly exposed to the performance of Cox through the investment in CEI stock, the returns on which are impacted by the financial performance of Cox, as well as the performance of all of the other diversified CEI entities. The plan assets include CEI stock in the amounts of $92.8 million (5.4% of total plan assets) and $85.1 million (5.7% of total plan assets) at December 31, 2005 and 2004, respectively.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Contributions
     In December 2004, Cox contributed $10.0 million of its overall 2004 plan year minimum required contribution; the remaining $28.8 million was contributed in August 2005. In December 2005, Cox contributed $25.0 million of its overall 2005 plan year contributions; the remaining $23.0 million will be contributed during 2006. Cox expects to contribute $9.6 million to its other postretirement benefit plans during 2006.
Restoration Plans
     Cox provides eligible employees the opportunity to defer a percentage of annual compensation under the Cox Communications, Inc. Savings Plus Restoration Plan and Cox Communications, Inc. Executive Savings Plus Restoration Plan. Cox matches each dollar of compensation deferred by the employee by 50%, up to 6%, the maximum being $6,000, reduced by the amount matched by Cox under its 401(k) plan. The amounts due each participant represent the deferred compensation and Cox’s matching deferral, plus an annual rate of return on such amounts determined by Cox which in no event shall be less than an annual rate of 5%. Amounts payable under these plans represent unsecured general obligations of Cox. Prior to July 1, 2004, the Savings Plus Restoration Plan was administered by CEI. During 2005, Cox recorded $3.5 million of expense related to the plans.
Other
     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) was enacted. The Medicare Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Cox anticipates that benefits provided to some groups of plan participants will be actuarially equivalent to Medicare Part D and, therefore, entitle Cox to a federal subsidy.
     In May 2004, the FASB issued FASB Staff Position (FSP) 106-2. FSP 106-2 provides definitive guidance on the recognition of the effects of the Medicare Act and related disclosure requirements for the employers that sponsor prescription drug benefit plans for retirees. In the quarter beginning July 1, 2004, Cox adopted FSP 106-2 retroactively to January 1, 2004. The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) as of January 1, 2004 by $0.1 million and the net periodic cost for 2004 by a nominal amount, as compared to the amount calculated without considering the effects of the subsidy.
     Substantially all of Cox’s employees are eligible to participate in the Savings and Investment plan. Under the terms of the plan, Cox matches 50% of employee contributions up to a maximum of 6% of the employee’s base salary. Cox’s expense under the plan was $24.7 million, $18.3 million and $17.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
14. Stock and Other Compensation Plans
     At December 31, 2005, Cox had one stock-based compensation plan for employees, a Long-Term Incentive Plan (LTIP). Cox did not issue awards under the LTIP during 2005 and does not expect to issue awards under the LTIP in the future. During 2004, Cox also had an ESPP that ended on June 30, 2004.
Long-Term Incentive Plan
     Under the LTIP, executive officers and selected key employees received awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. The LTIP is administered by the Compensation Committee of the Board of Directors or its designee.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Options granted were “Incentive Stock Options” or “Nonqualified Stock Options.” The exercise prices of the options were determined by the Compensation Committee when the options were granted, subject to a minimum price of the fair market value of the former public stock on the date of grant. Options vest over a period of three to five years from the date of grant and expire 10 years from the date of grant. Following the completion of the going-private transaction, in March 2005 Cox offered each holder of outstanding employee stock options the right to cancel each of its outstanding options in exchange for a new award to be granted under Cox’s 2005 Performance Plan (see “Other Compensation Plans” below). Substantially all affected employees elected to participate in the exchange, resulting in the cancellation of approximately 15.8 million outstanding employee stock options.
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made in 2004 and 2003: weighted average expected volatilities at each grant date averaging 22.9% and 30.3%, respectively, no payment of dividends, expected life of six years and weighted average risk-free interest rates calculated at each grant date and averaging 3.2% and 3.2%, respectively.
     A summary of the status of Cox’s stock options granted under the LTIP as of December 31, 2005, 2004 and 2003 and changes during the years then ended is presented below:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	15,989,939	36.46	14,994,603	$34.26	10,860,838	$36.09
Granted	—	—	4,589,898	31.29	5,177,530	30.18
Exercised	—	—	(2,865,840)	16.38	(268,455)	12.44
Canceled	(15,824,061)	36.50	(728,722)	37.64	(775,310)	40.29

Outstanding at end of year	165,878	$37.50	15,989,939	36.46	14,994,603	34.26

Options exercisable at year-end	60,848	45.63	2,341,343	$47.33	3,881,550	$24.72

Weighted-average grant date fair value of options granted during the year	$—		$9.33		$10.81
     The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$30.15 – $31.27	87,040	7.7	$30.71	0	N/A	N/A
41.55 – 46.22	61,690	5.6	43.66	43,700	5.5	44.00
47.06 – 50.94	17,148	4.1	49.81	17,148	4.1	49.81

	165,878	6.5	37.50	60,848	5.1	45.63

Employee Stock Purchase Plan
     In July 2002, Cox began administering its fourth ESPP (the 2002 ESPP), under which Cox was authorized to issue purchase rights totaling 3,000,000 shares of former public stock. The 2002 ESPP had four alternate entry dates: July 1, 2002, January 1, 2003, July 1, 2003, and January 1, 2004. Employees were eligible to participate in the 2002 ESPP as of the first entry date on which they were employed and were regularly scheduled to work at least 20 hours per week and were employed as of the grant date corresponding to one of the entry dates. Under the terms of the 2002 ESPP, the purchase price for each entry date was the lower of 85% of the fair market value of the former public stock on the grant date (the initial purchase price) or 90% of the fair market value of the former public stock on June 30, 2004 ($25.86), the end of the 2002 ESPP. The initial purchase price was set at $29.80, $24.19, $27.89, and $28.24 for the first, second, third and fourth entry date, respectively. Purchase rights totaling 647,155 shares, 33,695 shares, 17,959 shares, and 9,054 shares were issued in 2002, 2003 and 2004 for the first, second, third, and fourth entry dates, respectively. Employees were allowed to purchase the shares via payroll deductions through June 30, 2004, at which time 482,025 shares were issued to the remaining 2002 ESPP participants. During 2003 and 2004, 5,183 shares and 7,838 shares, respectively, were issued under the 2002 ESPP due to cancellation of employees’ participation or termination of employment. The weighted average fair value of each purchase right granted in 2002, 2003 and 2004 was $7.44, $8.26, $7.92, and $7.28 for the first, second, third, and fourth entry dates, respectively. The fair value of the employees’ purchase rights granted in 2003 and 2004 was determined using the Black-Scholes model with the following assumptions for the first, second, third and fourth entry dates: expected volatility of 28.76%, 30.95%, 29.77%, and 25.38%, respectively, no payment of dividends, expected life of 2.04 years, 1.54 years, 1.05 years, and .55 years, respectively, and risk-free interest rate of 2.83%, 1.60%, .72%, and 1.13%, respectively. In conjunction with the going-private transaction, as further described in Note 4. “Going-Private Transaction,” all outstanding shares under this plan were required to be tendered and the plan was terminated.
Other Compensation Plans
               In March 2005, Cox adopted the Cox Communications, Inc. 2005 Performance Plan. Each participant in the Performance Plan has been assigned a target award under the Performance Plan. The performance goal for the Performance Plan is the amount of Cox’s cumulative operating cash flow, as defined, in excess of its cumulative capital expenditures measured over the measurement period. For this purpose, the measurement period generally covers the period from January 1, 2005 through December 31, 2009. Cox recognizes the related expense ratably over the service period. The maximum award payable under the Performance Plan is equal to 200% of a participant’s target award, and the maximum award payable under the Performance Plan to any participant who terminates employment other than for reason of retirement, disability, death or involuntary termination of employment solely as a result of the consummation of certain transactions in which assets are sold by Cox or its affiliates is equal to 100% of a participant’s target award. The minimum award payable under the Performance Plan is zero. The earned award then is multiplied by the participant’s vested percentage in the award based on continual employment with Cox and its affiliates to determine the actual amount of the payment. If a participant’s employment is terminated on account of cause, then no benefit shall be paid under the Performance Plan. All distributions of awards under the Performance Plan will be in the form of lump sum cash payment.
     The cost of awards made under the Performance Plan is charged to selling, general and administrative expense over the applicable vesting periods. The amount charged to expense by Cox under the Performance Plan was approximately $31.2 million for the year ended December 31, 2005.
               During the second quarter of 2005, certain Cox executives and key employees became participants in the CEI UAP. The CEI UAP provides for payment of benefits in the form of cash to certain Cox executives and key employees generally five years after the date of award. A portion of the awards granted

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
to key managers are applied towards the purchase of CEI common stock. Unit benefits are based upon the excess, if any, over a base amount of the fair value of a share of CEI’s common stock five years after the effective date of award. CEI management determines fair values by utilizing the services of appraisers. The CEI UAP provides for a maximum unit benefit of 150% of the base amount and benefits vest over the five-year period following the date of award. The cost of awards made under the CEI UAP is charged to selling, general and administrative expense over the applicable vesting periods. For the year ended December 31, 2005, $5.3 million was charged to expense under the CEI UAP. There were no payments of benefits under the CEI UAP in 2005.
15. Shareholders’ Equity
     Cox is authorized to issue 10,000,000 shares of preferred stock, 671,000,000 shares of Class A common stock and 62,000,000 shares of Class C common stock.
Convertible Preferred Stock
     In June 2004, all 4,836,372 issued and outstanding shares of Cox’s Series A convertible preferred stock were converted into 11,212,121 shares of Cox’s former public stock, in accordance with the terms of the Series A convertible preferred stock. Cox issued the Series A convertible preferred stock in October 1998 in conjunction with its acquisition of a cable system located in Las Vegas, Nevada. In accordance with SFAS No. 141, Cox recorded additional franchise value of $365.6 million, which includes the related deferred tax effects, representing the appreciation realized upon conversion of the Series A convertible preferred stock as contingent purchase price related to the acquisition. Upon conversion, all of the issued and outstanding shares of Series A convertible preferred stock were retired. Prior to June 2004, the holders of Series A convertible preferred stock were entitled to one vote per share on all matters upon which holders of the former public stock were entitled to vote and receive dividends to the extent declared by Cox’s Board of Directors.
Common Stock
     As a part of the going-private transaction, further described in Note 4. “Going-Private Transaction,” all shares of Cox’s former public stock and Class C common stock, par value $1.00 per share, were cancelled. Also as a part of the going-private transaction, Cox issued 556,170,238 shares of Class A common stock, $0.01 par value per share, and 27,597,792 shares of Class C common stock, $0.01 par value per share. Cox’s Class A common stock and Class C common stock are identical except with respect to certain voting, transfer and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class C common stock are entitled to ten votes per share. The Class C common stock is subject to significant transfer restrictions and is convertible on a share for share basis into Class A common stock at the option of the holder.
Other
     At December 31, 2005 and 2004, CEI owned 100% of the outstanding shares of Cox’s common stock.
16. Transactions with Affiliated Companies
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

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
•	Cox receives day-to-day cash management services from CEI, with settlements of outstanding balances between Cox and CEI occurring periodically at market interest rates. The amounts due to CEI are generally due on demand and represent the net balance of the intercompany transactions. Prior to May 2, 2003, outstanding amounts due from CEI bore interest equal to CEI’s current commercial paper borrowing rate and outstanding amounts due to CEI bore interest at 50 basis points above CEI’s current commercial borrowing rate as payment for services provided. From and after May 2, 2003, both outstanding amounts due from and to CEI bear interest equal to CEI’s current commercial paper borrowing rate as payment for the services provided. Amounts due from (to) CEI to (from) Cox were approximately $18.8 million, $(5.6) million and $(4.0) million at December 31, 2005, 2004 and 2003, respectively; and the associated interest rate was 4.7%, 2.4% and 1.3% at December 31, 2005, 2004 and 2003, respectively. Included in amounts due from CEI are the following transactions:

(Thousands of Dollars)
Intercompany due from CEI, December 31, 2002	$21,109

Cash transferred to CEI	221,117
Net operating expense allocations and reimbursements	(246,206)

Intercompany due to CEI, December 31, 2003	(3,980)

Cash transferred to CEI	288,821
Net operating expense allocations and reimbursements	(290,414)

Intercompany due to CEI, December 31, 2004	(5,573)

Cash transferred to CEI	460,111
Net operating expense allocations and reimbursements	(435,754)

Intercompany due from CEI, December 31, 2005	$18,784

•	Cox receives certain management services from CEI including legal, corporate secretarial, tax, internal audit, risk management, employee benefit (including pension plan) administration, fleet and other support services. Cox was allocated expenses for the year ended December 31, 2005, 2004 and 2003 of approximately $8.3 million, $7.4 million and $6.0 million, respectively, related to these services.

•	In connection with these management services, Cox reimburses CEI for payments made to third-party vendors for certain goods and services provided to Cox under arrangements made by CEI on behalf of CEI and its affiliates, including Cox. Cox believes such arrangements result in Cox receiving such goods and services at more attractive pricing than Cox would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through the CEI insurance program, which provides coverage for all of its affiliates, including Cox. Rather than self-insuring these risks, CEI purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company indirectly owned by descendants of Governor James M. Cox, the founder of CEI, including James C. Kennedy, Chairman of Cox’s Board of Directors, and his sister, who each own 25%. This insurance company is an insurer and reinsurer on various insurance policies purchased by CEI, and it employs a consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox’s loss experience, consistent with insurance industry practice. Cox’s portion of these insurance costs was approximately $34.6 million, $32.0 million and $33.0 million for 2005, 2004 and 2003, respectively.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
•	Cox’s employees participate in certain CEI employee benefit plans, and Cox made payments to CEI in 2005, 2004 and 2003 for the costs incurred by reason of such participation, including self-insured employee medical insurance costs of approximately $127.2 million, $110.4 million and $86.7 million, respectively; postemployment benefits of $11.4 million, $10.2 million and $8.4 million, respectively; and executive pension plan payments of approximately $7.5 million in 2005 and $6.4 million in 2004 and 2003. In January 2003, Cox adopted its own post-retirement medical plan to provide benefits to substantially all eligible Cox retirees. Prior to January 2003, all eligible retirees of Cox participated in the CEI post-retirement medical plan.

•	Cox and CEI share resources relating to aircraft owned by each company. Depending on need, each occasionally uses aircraft owned by the other, paying a cost-based hourly rate. CEI also operates and maintains two airplanes owned by Cox. Cox pays CEI on a quarterly basis for fixed and variable operations and maintenance costs relating to these two airplanes. Cox paid approximately $1.1 million during 2005 and $1.2 million during 2004 and 2003 for use of CEI’s aircraft and maintenance of Cox’s aircraft by CEI, net of aircraft costs paid by CEI to Cox for use of Cox’s aircraft.

•	Cox pays rent and certain other occupancy costs to CEI for its corporate headquarters building. CEI holds the long-term lease of the Cox headquarters building of which Cox is the sole occupant. Rent was $9.2 million, $9.9 million and $11.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Cox pays fees to certain entities in which it has an ownership interest in exchange for cable programming. Programming fees paid to such affiliates for the years ended December 31, 2005, 2004 and 2003 were approximately $102.0 million, $92.9 million and $86.2 million, respectively, the majority of which were paid to Discovery Communications, Inc.
17. Other Comprehensive Loss
     The following represents the components of other comprehensive loss and related tax effects for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31
	2005	2004	2003
	(Thousands of Dollars)
Unrealized gains (losses), net of taxes of $(3), $(498) and $(19,301) in 2005, 2004 and 2003, respectively	$(4)	$796	$30,831
Recognition of previously unrealized gains (losses) on available- for-sale securities, net of taxes of $0, $10,197 and $59,314 in 2005, 2004 and 2003, respectively	—	(16,289)	(94,748)
Total other comprehensive loss	$(4)	$(15,493)	$(63,917)

     Components of accumulated other comprehensive income consisted of net unrealized gain on securities of $0.1 million ($0.1 million, net of tax) and $0.1 million ($0.1 million, net of tax) at December 31, 2005 and 2004, respectively.

18. Supplemental Financial Statement Information
Supplemental Consolidated Balance Sheet Information

	December 31
	2005	2004
	(Thousands of Dollars)
Plant and equipment
Land	$96,294	$95,721
Buildings and building improvements	624,199	608,914
Transmission and distribution plant	10,916,889	10,486,189
Other equipment	1,101,537	992,990
Capital leases	449,632	394,925
Construction in progress	243,042	116,212

Plant and equipment, at cost	13,431,593	12,694,951
Less accumulated depreciation	(6,691,969)	(5,651,550)

Net plant and equipment	$6,739,624	$7,043,401

	December 31
	2005	2004
	(Thousands of Dollars)
Other current assets
Inventory	$114,613	$60,288
Prepaid assets	43,396	30,531
Deferred income tax asset	33,428	33,988
Other	1,398	2,203

Total other current assets	$192,835	$127,010

Other current liabilities
Deposits and advances	$105,110	$90,938
Income tax payable	158,307	121,269
Other	84,874	107,068

Total other current liabilities	$348,291	$319,275

Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year Ended December 31
	2005	2004	2003
	(Thousands of Dollars)
Significant non-cash transactions
Conversion of Series A preferred stock to former public stock	—	365,635	—

Additional cash flow information
Cash paid for interest	$661,023	$379,090	$374,030
Cash paid (received) for income taxes	72,262	(19,663)	(69,875)
19. Commitments and Contingencies
     Cox leases land, office facilities and various items of equipment under noncancellable operating leases. Rental expense under operating leases amounted to $19.2 million, $21.4 million and $21.9 million in 2005, 2004 and 2003, respectively. Future minimum lease payments for each of the five years subsequent to December 31, 2005 are $17.4 million, $14.8 million, $9.6 million, $7.3 million and $5.5 million, respectively, and $15.6 million thereafter for all noncancellable operating leases.
     At December 31, 2005, Cox had outstanding purchase commitments totaling approximately $198.6 million for additions to plant and equipment and $93.4 million to rebuild certain existing cable systems. In addition, Cox had unused letters of credit outstanding totaling $5.2 million at December 31, 2005.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     In connection with certain of Cox’s acquisitions and other transactions, Cox has provided certain indemnities to the respective counterparties with respect to future claims that may arise from state or federal taxing authorities. The nature and terms of these indemnities vary by transaction and generally remain in force through the requisite statutory review periods. In addition, the events or circumstances that would require Cox to perform under these indemnities are transaction and circumstance specific. As of December 31, 2005, Cox believes the likelihood that it will be required to perform under these indemnities is remote and that the maximum potential future payments that Cox could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not reasonably estimable. Cox has not historically incurred any material costs related to performance under these types of indemnities.
     On September 24, 2002, a committee of bondholders of At Home Corporation, also called Excite@Home, formerly a provider of high-speed Internet access and content services, which filed for bankruptcy protection in September 2001, sued Cox, Cox @Home and Comcast Corporation, among others, in the United States District Court for the District of Delaware. The suit alleged the realization of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from purported transactions relating to Excite@Home common stock involving Cox, Comcast and AT&T Corp., and purported breaches of fiduciary duty. The suit seeks disgorgement of short-swing profits allegedly received by the Cox and Comcast defendants totaling at least $600.0 million, damages for breaches of fiduciary duties in an unspecified amount, attorney’s fees, pre-judgment interest and post-judgment interest. On November 12, 2002, Cox, Cox @Home, and David Woodrow filed a motion to dismiss or transfer the action for improper venue or, in the alternative, to transfer the action pursuant to 28 U.S.C. Sec. 1404. On September 30, 2003, the Delaware District Court ordered the action transferred to the United States District Court for the Southern District of New York. On December 22, 2003, Cox and Cox @Home filed a motion to dismiss, or, in the alternative, for judgment on the pleadings, with respect to the Section 16(b) claim. On August 12, 2004, the court granted Cox’s and Cox @Home’s motion and dismissed the Section 16(b) claim. Cox and Cox @Home, among others, subsequently entered into an agreement with Excite@Home tolling the statute of limitations on the remaining claim for purported breach of fiduciary duty, and on December 3, 2004, the court dismissed that claim without prejudice. On January 4, 2005, plaintiff noticed its appeal of the dismissal of the Section 16(b) claim to the United States Court of the Appeals for the Second Circuit. Briefing on the appeal has been completed, and oral argument was held on October 17, 2005. On October 21, 2005, the Court requested that the Securities and Exchange Commission (“SEC”) provide an amicus curiae brief addressing certain issues related to the appeal. On February 13, 2006, the SEC filed its amicus curiae brief with the court, in which the SEC supported the ruling of the district court below. The parties were then given the opportunity to file supplemental letter briefs in response to the SEC’s brief. On March 3, 2006, the parties filed their supplemental briefs. The appeal is pending and the outcome cannot be predicted at this time.
     On July 25, 2005, Excite@Home provided Cox and Cox @Home notice of termination of the tolling agreement applicable to Excite@Home’s claim for purported breach of fiduciary duty against Cox and Cox @Home. On September 22, 2005, Richard A. Williamson, on behalf of and as trustee for, the Bondholders’ Liquidating Trust of At Home Corporation, filed a one count complaint for breach of fiduciary duty against the same defendants named in the action described above. The action alleges that in connection with a March 28, 2000 letter agreement between Cox, Comcast, AT&T Corp., and Excite@Home, the defendants breached fiduciary duties purportedly owed to Excite@Home. The complaint seeks compensatory and rescissory damages, disgorgement of profits, an alleged $850 million “control premium” purportedly paid to Cox and Comcast by AT&T, and other relief. Cox and Cox @Home intend to defend these actions vigorously. On November 22, 2005, Cox and Cox@Home filed a motion to dismiss the action, which is pending. The outcome cannot be predicted at this time.
     Jerrold Schaffer and Kevin J. Yourman, on May 26, 2000 and May 30, 2000, respectively, filed class action lawsuits in the Superior Court of California, San Mateo County, on behalf of themselves and all other stockholders of Excite@Home as of March 28, 2000, seeking (a) to enjoin consummation of a March 28, 2000 letter agreement among Excite@Home’s principal investors, including Cox, and (b) unspecified compensatory damages. Cox and David Woodrow, Cox’s former Executive Vice President, Business

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Development, among others, are named defendants in both lawsuits. Mr. Woodrow formerly served on the Excite@Home board of directors. The plaintiffs assert that the defendants breached purported fiduciary duties of care, candor and loyalty to the plaintiffs by entering into the letter agreement and/or taking certain actions to facilitate the consummation of the transactions contemplated by the letter agreement. On February 26, 2001, the Court stayed both actions, which had been previously consolidated, on grounds of forum non-conveniens. A related suit styled Linda Ward, et al. v. At Home Corporation (No. 418233) was filed on September 6, 2001, in the same court. On February 7, 2002, the Court consolidated the Ward action with the Schaffer/Yourman action, thereby also staying the Ward action. On June 18, 2002, the court granted plaintiffs’ motion to lift the stay and authorized discovery to proceed regarding Cox’s pending motion to dismiss for lack of personal jurisdiction. On September 10, 2002, the United States Bankruptcy Court for the Northern District of California in the Excite@Home bankruptcy proceeding held that the claims in the suits were derivative and, thus, constituted the exclusive property of the Excite@Home bankruptcy estate. The Bankruptcy Court thereafter ordered the plaintiffs to dismiss the suits. Plaintiffs subsequently appealed the Bankruptcy Court’s decision to the United States District Court for the Northern District of California. On September 29, 2003, the District Court affirmed the order of the Bankruptcy Court. On October 27, 2003, plaintiffs filed a notice of appeal of the District Court’s decision to the United States Court of Appeals for the Ninth Circuit, and that court affirmed the district court’s decision on November 23, 2005. On December 14, 2005, the plaintiffs filed a petition for rehearing, which was denied on December 21, 2005. Under Supreme Court Rules, plaintiffs have 90 days from the denial of their petition for rehearing to petition the Supreme Court for a writ of certiorari. Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.
     On April 26, 2002, Frieda and Michael Eksler filed an amended complaint naming Cox as a defendant in a class action lawsuit in the United States District Court for the Southern District of New York against AT&T Corp. and certain former officers and directors of Excite@Home, among others. Cox was served on May 10, 2002. This case subsequently was consolidated with a related case captioned Semen Leykin v. AT&T Corp., et al., and another related case, and an amended complaint in the consolidated case, naming Cox as a defendant, was filed and served on November 7, 2002. On March 10, 2005, the Court issued an order certifying a class of all persons and entities who purchased the publicly traded common stock of Excite@Home during the period March 28, 2000 through September 28, 2001, and directing that notice of the certification be given to the class. The class excludes the defendants in the action and certain of their related persons. The complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The suit seeks from Cox unspecified monetary damages, statutory compensation and other relief. In addition, a claim against Cox’s former Executive Vice President, David Woodrow, who formerly served on Excite@Home’s board of directors, is asserted for breach of purported fiduciary duties. The suit seeks from Woodrow unspecified monetary and punitive damages. On February 11, 2003, Cox and Woodrow filed a dispositive motion to dismiss on various grounds, including failure to state a claim. On September 17, 2003, the District Court granted the motion in part and denied it in part. Specifically, the Court dismissed several purported statements by Excite@Home as bases for potential liability because they were merely generalized expressions of confidence and optimism constituting “puffery,” dismissed the fiduciary duty claim against Mr. Woodrow as pre-empted by the federal securities laws, and denied the motions as to the remaining allegations of the complaint. On October 7, 2003, Cox and Mr. Woodrow sought reconsideration of a portion of the Court’s order. On February 17, 2004, the Court granted plaintiffs leave to file a motion to amend the complaint to add an additional claim for relief against all defendants under Section 14(a) of the Securities Exchange Act in connection with an allegedly false or misleading proxy statement issued by Excite@Home. On February 24, 2004, the Court granted Cox’s and Mr. Woodrow’s motion for reconsideration and dismissed plaintiffs’ allegations that Cox and Mr. Woodrow were “control persons” with respect to primary violations of Rule 10b-5 alleged to have occurred after August 28, 2000. On April 5, 2004, Cox and certain other defendants jointly filed a motion to dismiss the Section 14(a) cause of action that was added in plaintiffs’ amended complaint. On August 9, 2004, the District Court granted defendants’ motion, and dismissed the Section 14(a) cause of action. On May 31, 2005, the plaintiffs requested permission from the Court to move to amend their complaint to expand the class period to include the period from November 9, 1999 to March 28, 2000, the beginning of the current class period. On July 8, 2005, the court orally issued a stay of discovery and ordered the plaintiffs to file a proposed amended complaint, which plaintiffs submitted on

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
August 5, 2005. On September 2, 2005, Cox opposed the amendment and moved to dismiss the existing complaint. On March 23, 2006, the court signed an order granting defendants’ motions to dismiss the first amended complaint, denying plaintiffs’ motion for leave to file a second amended complaint and denying plaintiff’s motion for leave to file a third amended complaint. The court further directed entry of judgment dismissing all the complaints in this and the consolidated and related actions, with costs and disbursements to defendants according to law. Should the plaintiffs appeal, Cox intends to defend this action vigorously. The outcome cannot be predicted at this time.
     On June 21, 2005, Ronald Ventura filed a lawsuit against Cox and David Woodrow, among others, in the United States District Court for the Southern District of New York. Cox was served on August 25, 2005. By stipulation of the parties and as signed by the court on September 12, 2005, the time for defendants to answer or otherwise respond to the complaint has been extended until thirty days following the court’s decision in the related Leykin case on plaintiffs’ motion to file a third amended complaint and Cox’s motion to dismiss the existing complaint. The complaint in the Ventura action asserts claims substantially similar to the operative allegations in the Leykin action described above. Accordingly, the Ventura complaint asserts a claim against Cox as an alleged “controlling person” of Excite@Home under Section 20(a) of the Securities Exchange Act for purported violations by At Home of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. In addition, the Ventura complaint asserts a claim for unjust enrichment against Cox, which asserts that Cox should be required to disgorge an amount equal to the value of the 75 million shares of AT&T stock that Cox received from AT&T in 2001. No other claims are asserted against Cox. The Complaint seeks from Cox unspecified monetary and punitive damages, statutory compensation, disgorgement, and other relief. By virtue of the order in the Leykin case entered above on March 24, the Ventura case has also been dismissed.
     On June 14, 2004, Acacia Media Technologies Corporation filed a lawsuit against Cox and Hospitality Network, Inc., (a wholly-owned subsidiary of Cox) among others, in the United States District Court for the Northern District of California asserting claims for patent infringement. The complaint seeks preliminary and permanent injunctive relief and damages in an unspecified amount. On July 7, 2004, Acacia Media filed an amended complaint to its lawsuit to add CoxCom as a defendant. Cox and CoxCom timely filed their answer to the amended complaint on October 21, 2004. On November 11, 2004, Acacia Media filed a motion before the Multi-District Litigation Panel to transfer related patent actions under 28 U.S.C. § 1407. That motion sought to transfer several related cases brought by Acacia in other jurisdictions to a single court. All of the defendants opposed that motion. A hearing on the motion was held on January 27, 2005. On February 24, 2005, the Multi-District Litigation panel transferred all of the Acacia litigation to Judge Ware in the Northern District of California. On December 7, 2005 the court issued its Markman ruling relating to certain claims in the ‘702 patent, concluded that the terms “sequence encoder” and “indentification encoder” are indefinite and rendered claims 1, 17, 27 and 32 invalid. The hearing on claims construction for the ‘992 and ‘275 patents is set for June 2, 2006 and the claims construction hearing for the ‘863 and ‘720 patents is set for August 11, 2006. CoxCom and Hospitality Network intend to defend the action vigorously. The outcome cannot be predicted at this time.
     Cox and its subsidiaries are parties to various other legal proceedings that are ordinary and incidental to their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material adverse impact on Cox’s consolidated financial position, results of operations or cash flows.
20. Unaudited Quarterly Financial Information
     The following table sets forth selected historical quarterly financial information for Cox. This information is derived from unaudited quarterly financial statements of Cox and includes, in the opinion of management, only normal and recurring adjustments that management considers necessary for a fair presentation of the results for such periods. Previously reported quarters have been revised to reflect the results of discontinued operations.

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2005
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
		(Millions of Dollars)
Revenues	$1,622.4	$1,694.7	$1,672.3	$1,732.9

Cost of services (excluding depreciation and amortization)	649.8	676.1	668.2	678.8
Selling, general and administrative (excluding depreciation and amortization)	352.5	359.7	355.9	399.9
Depreciation and amortization	412.8	441.9	402.8	405.5
Impairment of intangible assets	—	—	181.9	—

Operating income	207.3	217.0	63.5	248.7

Net income (loss) from continuing operations	19.7	11.0	(91.8)	61.0

Net income (loss) from discontinued operations, net of tax	7.3	7.3	(258.4)	13.2

Net income (loss)	$27.0	$18.3	$(350.2)	$74.2

	2004
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
		(Millions of Dollars)
Revenues	$1,461.1	$1,516.1	$1,539.3	$1,589.6

Cost of services (excluding depreciation and amortization)	604.4	614.0	634.3	629.4
Selling, general and administrative (excluding depreciation and amortization)	322.4	319.0	351.2	372.7
Depreciation and amortization	371.8	377.4	381.5	417.5
Impairment of intangible assets	—	—	—	2,236.0
Loss on sale of cable systems	—	5.0	—	—

Operating income (loss)	162.5	200.7	172.3	(2,066.0)

Net income (loss) from continuing operations	50.0	54.7	34.9	(1,224.7)

Net income (loss) from discontinued operations, net of tax	7.7	8.0	7.0	(102.7)

Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,210.2)

Net income (loss)	$57.7	$62.7	$41.9	$(2,537.6)

21. Subsequent Event
     On January 10, 2006, Cox announced the signing of a definitive agreement to acquire the Arizona operations of Cable America Corporation serving approximately 35,000 basic subscribers. The sale is expected to

COX COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
be completed by mid-2006. The cable systems are contiguous to Cox’s Arizona cable operation, which currently services more than two million customer relationships in 37 communities in Phoenix and Southern Arizona. The agreement provides for the acquisition of cable television systems in Mesa, Florence, Wickenburg, Queen Creek, Coolidge and Gila Bend, as well as Maricopa and Pinal Counties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cox Communications, Inc.
     We have audited the accompanying consolidated balance sheets of Cox Communications, Inc. and subsidiaries (“Cox”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of Cox’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Cox’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cox as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 6 to the consolidated financial statements, effective in 2004, Cox changed its method of valuing indefinite lived intangible assets to conform with Emerging Issues Task Force Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill.
/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 28, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES
     Evaluation of Controls and Procedures
     The Chief Executive Officer and the Chief Financial Officer of Cox (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2005, that Cox’s disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cox in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cox in such reports is accumulated and communicated to Cox’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Cox’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Cox’s desired disclosure control objectives and are effective in reaching that level of reasonable assurance.
     Changes in Internal Controls. There have been no changes in Cox’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect Cox’s internal controls, other that the migration to a new financial system that took place over the course of 2005.
ITEM 9B. OTHER INFORMATION
               Effective December 31, 2005, James O. Robbins retired as the President and Chief Executive Officer of Cox. Patrick J. Esser was promoted to President of Cox effective December 31, 2005. For more information about Mr. Esser’s background, see “Executive Officers” in Part III, Item 10. “Directors And Executive Officers of the Registrant.”
     On July 26, 2005, Cox announced that Jimmy W. Hayes, the then Executive Vice President and Chief Financial Officer of Cox, had been appointed Executive Vice President of Cox Enterprises effective immediately. Effective November 1, 2005, John M. Dyer was named Chief Financial Officer of Cox. For more information about Mr. Dyer’s background, see “Executive Officers” in Item 10 of this report.
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
     Directors
James C. Kennedy, 58, has served as Chairman of the Board of Directors of Cox since May 1994. Mr. Kennedy has served as Chairman of the Board of Directors and Chief Executive Officer of Cox Enterprises since January 1988, and prior to that time was Cox Enterprises’ President and Chief Operating Officer. Mr. Kennedy joined Cox Enterprises in 1972, and initially worked with Cox Enterprises’ Atlanta Newspapers. Mr. Kennedy is Chairman of the Board of Directors of Cox Radio, Inc., a majority-owned subsidiary of Cox Enterprises, and a director of Flagler Systems, Inc. Mr. Kennedy holds a B.A. from the University of Denver.
G. Dennis Berry, 61, has served as a director of Cox since January 2003. Mr. Berry has served as Vice Chairman of Cox Enterprises since December 2005. Previously, he served as President and Chief Operating

Officer of Cox Enterprises beginning October 2000, and was President and Chief Executive Officer of Manheim Auctions, Inc., a subsidiary of Cox Enterprises, from 1995 through October 2000. Prior to that, Mr. Berry was publisher of the Atlanta Journal-Constitution, where he held several positions spanning more than twenty years, including President, Vice President and General Manager, and Advertising Director. Mr. Berry also serves as a director of Cox Enterprises and Cox Radio, Inc., a subsidiary of Cox Enterprises. Mr. Berry holds a B.A. in journalism from the University of Georgia.
Janet M. Clarke, 53, has served as a director of Cox since March 1995. Ms. Clarke is president of Clarke Littlefield LLC. Previously, she served as Chief Marketing Officer of DealerTrack, Inc., where she was employed beginning September 2002. Prior to that, she served as Executive Vice President of Young & Rubicam, Inc. and Chairman and Chief Exective Officer, KnowledgeBase Marketing, Inc., a subsidiary of Young & Rubicam, from 2000 to 2001. Previously, she served as the Managing Director – Global Database Marketing of Citibank. Prior to joining Citibank in 1997, Ms. Clarke was Senior Vice President of Information Technology Sector of R.R. Donnelley & Sons Company, which she joined in 1978. Ms. Clarke is a director of Asbury Automotive Group, Inc., ExpressJet Holdings Inc., eFunds Corporation and Gateway, Inc. She is also a Charter Trustee of Princeton University. Ms. Clarke earned a B.A. from Princeton University and completed the Advanced Management Program at the Harvard Business School.
     Robert C. O’Leary, 67, has served as a director of Cox since May 1999. Mr. O’Leary has served as Executive Vice President and Chief Financial Officer of Cox Enterprises since December 1999. He joined Cox in 1982 as Vice President of Finance and later that year was promoted to Senior Vice President of Finance. He was promoted to Senior Vice President of Finance and Administration of Cox in 1986, and to Senior Vice President of Operations, Western Group, in 1989. In August 1996, he transferred to Cox Enterprises, becoming its Senior Vice President and Chief Financial Officer. Prior to joining Cox, Mr. O’Leary was employed by the General Electric Company. Mr. O’Leary serves as a member of the Board of Directors of Cox Enterprises and the Georgia Chapter of the National Multiple Sclerosis Society, and as a trustee of the Woodruff Arts Center. Mr. O’Leary holds a B.A. and an M.B.A. from Boston College.
James O. Robbins, 63, has served as a director of Cox since May 1994. Mr. Robbins served as President of Cox from September 1985 to May 1994 and as President and Chief Executive Officer from May 1994 until his retirement in December 2005. Mr. Robbins joined Cox in September 1983 and has served as Vice President, Cox Cable New York City and as Senior Vice President, Operations of Cox. Prior to joining Cox, he held management and executive positions with Viacom Communications, Inc. and Continental Cablevision. Mr. Robbins holds a B.A. from the University of Pennsylvania and an M.B.A. from the Harvard Business School. Mr. Robbins serves as a director of Humana Inc., as a trustee of STI Classic Funds and STI Classic Variable Trust, and as a director of Bessemer Securities Corporation, Inc.
Rodney W. Schrock, 46, has served as a director of Cox since July 2000. Mr. Schrock is a general partner of D-Rock Financial Services, LLC. Previously, he served as President and Chief Executive Officer of Panasas, Inc. from February 2001 until December 2003. Prior to that, he served as President and Chief Executive Officer of AltaVista Company from January 1999 until October 2000. Previously, he served as Senior Vice President and Group General Manager of Compaq Computer Corporation’s Consumer Products Group beginning in 1995, and in other management and executive positions with Compaq beginning in 1987. Mr. Schrock earned a B.S. degree in industrial management from Purdue University and an M.B.A. from Harvard University.
Andrew J. Young, 73, has served as a director of Cox since March 1995. Mr. Young has served as Chairman of GoodWorks International L.L.C. since 1998, and was Co-Chairman from January 1997 until 1998. He was Vice Chairman of Law Companies Group, Inc., an engineering and environmental consulting company, from February 1993 to January 1997, and was Chairman of one if its subsidiaries, Law International, Inc., from 1989 to February 1993. From 1981 to 1989, Mr. Young was Mayor of Atlanta, Georgia, and prior to that he served as U.S. Ambassador to the United Nations under President Jimmy Carter and as a member of the U.S. House of Representatives. Mr. Young was Co-Chairman of the Atlanta Committee for the Olympic Games for the 1996 Summer Olympics. Mr. Young holds degrees from Howard University and Hartford Theological Seminary.

Executive Officers
Christopher J. Bowick, 50, has served as Senior Vice President, Engineering and Chief Technical Officer since January 2001. Mr. Bowick joined Cox in April 1998 as Vice President, Technology Development, and was promoted to Senior Vice President, Technology Development in October 2000. Prior to joining Cox, Mr. Bowick served as Group Vice President and Chief Technology Officer of Jones Intercable since September 1991. Before joining Jones Intercable, Mr. Bowick served in various engineering and technology capacities with Scientific Atlanta since January 1981, leaving the company as Vice President of Engineering for the Transmission Systems Business Division. Mr. Bowick is a past director of the Society of Cable Telecommunications Engineers. Mr. Bowick holds a B.E.E. from the Georgia Institute of Technology and an M.B.A. from the University of Colorado.
Jill Campbell, 46, has served as Senior Vice President, Operations since April 2002. Prior to that, she served as Vice President, Operations beginning April 2001, and as Vice President and General Manager of Cox’s system in Las Vegas, Nevada from September 1998 to March 2001. Ms. Campbell joined Cox in 1982 as Director of Communications for Cox’s Oklahoma City, Oklahoma system, where she was promoted to acting General Manager in 1992. She served as Vice President and General Manager of Cox’s Bakersfield, California system from 1992 to 1996, and of Cox’s Bakersfield and Santa Barbara, California systems from 1996 to April 1997, and was Vice President of Customer Operations of Cox’s Phoenix, Arizona system from April 1997 to September 1998. Ms. Campbell holds a B.A. from the University of Nevada and an M.B.A. from Oklahoma City University.
Dallas S. Clement, 40, has served as Senior Vice President, Strategy and Development since August 2000. Prior to that, he served as Vice President and Treasurer from January 1999 to July 2000. Mr. Clement joined Cox in 1990 as a Policy Analyst and was promoted to Manager of Investment Planning in January 1993, Director of Finance in August 1994, and Treasurer in December 1996. From April 1995 to December 1996, Mr. Clement served as Assistant Treasurer for Cox Enterprises and Cox. Prior to joining Cox, Mr. Clement held analyst positions with Merrill Lynch and the Program on Information Resources Policy. Mr. Clement is a member of the Board of Directors of Simtrol, Inc. and Santa Monica Media Corporation. Mr. Clement holds an A.B. from Harvard College and an M.S. from Stanford University.
Susan W. Coker, 43, has served as Vice President and Treasurer of Cox since January 2004 and also has served as Vice President and Treasurer of Cox Enterprises since October 2005. Previously she served as Treasurer of Cox since January 2002, and prior to that, she served as Assistant Treasurer beginning December 1999. Ms. Coker joined Cox in 1995 as Director of Financial Planning for Broadband Services, and was promoted to Director of Financial Planning & Analysis in 1999. Ms. Coker holds a B.A. in economics from Vanderbilt University and an M.B.A. from Duke University.
Mae A. Douglas, 54 , has served as Senior Vice President and Chief People Officer since January 2002. Prior to that, she served as Vice President and Chief People Officer beginning May 2000, and as Regional Vice President of Advertising Sales for CableRep (now Cox Media, Inc.) from 1999 to 2000. Ms. Douglas joined Cox in 1995 as Manager of Employee Relations for CableRep, and was promoted to Director of Employee Relations in 1998. Ms. Douglas holds a B.A. from the University of North Carolina.
John M. Dyer, 52, has served as Senior Vice President and Chief Financial Officer since October 2005. Prior to that, he served as Senior Vice President, Operations from September 1999 to October 2005, as Senior Vice President, Mergers & Acquisitions and Chief Accounting Officer from 1998 to 1999, and as Vice President of Accounting and Financial Planning from 1997 to 1998. Mr. Dyer joined Cox Enterprises in 1977 as an internal auditor and moved to the former Cox Cable Communications, Inc. in 1980 as a financial analyst, later serving as Manager of Capital Asset Planning, and Director of Operations before being recruited by Times Mirror Cable as a Regional Vice President of Operations, later serving as Vice President of Operations. Mr. Dyer rejoined Cox as Vice President of Financial Planning and Analysis when Cox acquired Times Mirror in 1995. Mr. Dyer holds a B.B.A. in accounting from West Georgia College, and an M.B.A. from Georgia State University.

Patrick J. Esser, 49, has served as President since January 2006. Prior to that, he served as Executive Vice President and Chief Operating Officer from January 2004 to December 2005, as Executive Vice President, Operations from February 2001 to January 2004, as Senior Vice President, Operations from January 2000 to February 2001, and as Vice President, Operations from May 1999 to January 2000. Previously, he served as Vice President, Advertising Sales from 1991 to 1999. Mr. Esser joined Cox in 1979 as Director of Programming for Cox’s Hampton Roads, Virginia cable system and in 1981 was part of a management team that launched Cox’s local advertising sales subsidiary, CableRep (now Cox Media, Inc.). A graduate of the University of Northern Iowa, Mr. Esser holds a B.A. and an M.A. in communications media.
William J. Fitzsimmons, 53, has served as Vice President of Accounting and Financial Planning and Analysis and Chief Accounting Officer since April 2001. Prior to that, he served as Vice President of Financial Operations for Cox’s system in San Diego, California from 1995 to March 2001. Mr. Fitzsimmons joined Cox in 1993 as Director of Finance for Cox’s Pensacola, Florida system, and was promoted to Director of Finance in San Diego in 1995. Prior to joining Cox, he served in various finance and executive positions with Time Warner Cable beginning in 1982. Mr. Fitzsimmons is a director of the Broadcast Cable Financial Management Association and a member of the National Cable & Telecommunications Association accounting committee. Mr. Fitzsimmons holds a B.S. in Business Administration from Merrimack College and an M.B.A. from the University of Colorado.
James A. Hatcher, 54, has served as Senior Vice President, Legal and Regulatory Affairs since July 1999. Prior to that, he served as Vice President, Legal and Regulatory Affairs beginning January 1995. Mr. Hatcher was named Vice President and General Counsel of Cox in 1992. He joined Cox in 1979 and held various positions, including Secretary and General Counsel for Cox and Cox Enterprises prior to 1992. Mr. Hatcher also serves as Cox’s Chief Compliance Officer. Mr. Hatcher holds a B.A. from Furman University and a J.D. from the South Carolina School of Law.
Scott A. Hatfield, 41, has served as Senior Vice President and Chief Information Officer since July 1999. Mr. Hatfield joined Cox in 1995 as Vice President and Chief Information Officer. Prior to joining Cox, Mr. Hatfield served as Vice President and Chief Information Officer of Ohmeda, Inc. since 1994. Before joining Ohmeda, Mr. Hatfield served in various advanced information technology positions with General Dynamics, Ford Motor Company and Xerox Corporation. Mr. Hatfield holds a B.S. in computer science from Western Michigan University and an M.S. in computer science from Oakland University.
Claus F. Kroeger, 54, has served as Senior Vice President, Operations since July 1999. Prior to that, he served as Vice President, Operations beginning October 1994. Mr. Kroeger joined Cox in 1976 as a manager trainee. He has held various positions in the field and served as Director of Operations and Director of Business Development of Cox. From 1990 to 1994, he served as Vice President and General Manager of Cox Cable Middle Georgia. Mr. Kroeger holds a B.A. from the University of Alabama and an M.S. in telecommunications from the University of Colorado.
Audit Committee
     The Board of Directors has a separately-designated Audit Committee. The members of the Audit Committee are Janet M. Clarke (Chair), Rodney W. Schrock, and Andrew J. Young. The Board of Directors has affirmatively determined that the members of the Audit Committee meet the independence and financial expertise criteria set forth in Cox’s Audit Committee charter, and that Janet M. Clarke and Rodney W. Schrock each qualify as an “audit committee financial expert” as defined by the SEC.
Compensation of Directors
     For 2005, the directors who were not employed by Cox or its affiliates, Janet M. Clarke, Rodney W. Schrock and Andrew J. Young, were paid an annual retainer fee of $75,000, which recognizes the overall level of commitment required for service on the Board of Directors. In addition, these directors were reimbursed for expenses and received a meeting fee of $1,000 for every board meeting and committee meeting attended. Those non-employee directors who reside in a Cox market also receive free broadband communications services from Cox, consistent with the free service provided by Cox to its employees at its operating locations. The directors of Cox who are employees of Cox or its affiliates do not receive any compensation for serving on the Board of Directors.
Code of Conduct
     Cox has adopted a Code of Ethics for Senior Financial Officers, which applies to Cox’s chief executive officer, chief financial officer, and chief accounting officer. You can obtain a printed copy by writing to the Corporate Secretary, Cox Communications, Inc., 6205 Peachtree Dunwoody Road, Atlanta, Georgia 30328.
Item 11. Executive Compensation
The following table sets forth certain information for the years ended December 31, 2003, 2004, and 2005 concerning the cash and non-cash compensation earned by or awarded to the individual serving as chief executive officer as of December 31, 2005, and the four other most highly compensated executive officers of Cox serving as of December 31, 2005.
Summary Compensation Table

						Long-Term Compensation Awards

					Restricted	Securities
Name		Annual Compensation			Stock	Underlying	LTIP	All other
Principal Position	Year	Salary	Bonus	Other (a)	Awards (b)	Options (c)	Payouts	Compensation (d)

James O. Robbis	2005	$1,322,900	$1,166,798	$86,627			$6,325,789	$6,000
Former President & Chief	2004	1,272,000	813,226	—	2,383,504	284,470	—	6,000
Executive Officer (e)	2003	1,200,000	1,680,000	—	2,592,297	298,210	—	6,000

Patrick J. Esser	2005	$760,000	$574,560	—	—	—	—	$6,000
President	2004	700,000	383,597	—	1,047,137	130,000	—	6,000
	2003	615,060	736,072	—	1,034,748	118,800	—	6,000

John M. Dyer	2005	$505,000	$318,150	—	—	—	—	$6,000
Senior Vice President	2004	475,000	228,000	—	499,466	68,000	—	6,000
and Chief Financial Officer	2003	439,930	439,930	—	524,007	71,670	—	6,000

Claus F. Kroeger	2005	$495,000	$311,850	—	—	—	—	$6,000
Senior Vice President,	2004	465,000	223,200	—	488,270	68,000	—	6,000
Operations	2003	430,000	430,000	—	498,078	71,670	—	6,000

Jill Cambell	2005	$485,000	$305,550	—	—	—	—	$6,000
Senior Vice President,	2004	450,000	216,000	—	453,749	68,000	—	6,000
Operations	2003	399,790	399,970	—	472,752	71,670	—	6,000

(a)	The amount shown for Mr. Robbins in 2005 includes $73,826 related to personal use of Cox aircraft.

(b)	All shares of restricted stock were converted into the right to receive $34.75 per share as a part of the December 2004 going-private merger and no restricted stock was granted in 2005.

(c)	The outstanding stock options were surrendered in exchange for awards under the Cox Communications 2005 Performance Plan (referred to as the Performance Plan) in April 2005, and no stock options were granted in 2005.

(d)	Consists of amounts contributed pursuant to the Cox Communications, Inc. Savings and Investment Plan and credited under the Cox Communications, Inc. Executive Savings Plus Restoration Plan.

(e)	Mr. Robbins retired as of December 31, 2005.

Long-Term Incentives
      In general, Cox provides long-term incentives to the named executive officers through awards under the Cox Enterprises, Inc. Unit Appreciation Plan (referred to as the UAP), which provides incentive compensation to key employees of Cox Enterprises and its subsidiaries and affiliates, including Cox, and the Performance Plan, which was awarded in exchange for unexercised options to purchase Cox Class A common stock, par value $.01 per share.
      The following table discloses for the named executive officers information regarding UAP and Performance Plan awards made during the fiscal year ended December 31, 2005.
Long-Term Incentive Plans – Awards in 2005

	Number of units	Performance
Name	awarded	period	Target	Maximum

James O. Robbins
UAP(1)	201,060	5 years	$4,987,588	$23,910,055
Performance Plan(2)(3)(4)	—	5 years	15,279,684	$30,559,368

Patrick J. Esser
UAP(1)	90,000	5 years	$2,232,582	10,702,800
Performance Plan(2)(3)	—	5 years	5,777,398	11,554,796

John M. Dyer
UAP(1)	46,450	5 years	$1,152,260	5,523,834
Performance Plan(2)(3)	—	5 years	3,436,191	6,872,382

Claus F. Kroeger
UAP(1)	46,450	5 years	$1,152,260	5,523,834
Performance Plan(2)(3)	—	5 years	3,322,671	6,645,342

Jill Campbell
UAP(1)	46,450	5 years	$1,152,260	5,523,834
Performance Plan(2)(3)	—	5 years	3,076,113	6,152,226

(1)	The payout value of UAP units is based on appreciation in the equity value of CEI generally determined over the five-year period after grant of the award. The target award is not determinable until the time of payment and, therefore, the amount presented assumes appreciation in CEI’s equity value for 2004 and 2005 applied uniformly over the five-year period and operating cash flow growth consistent with 2004 and 2005 over that same period. The payout value of units is subject to a maximum limit on appreciation in CEI’s equity value under the UAP, which serves as the basis for the amounts disclosed in the “Maximum” column. Additionally, the payout value of awards would be reduced by 50% if the annual operating cash flow growth of Cox averages less than 5% over the five-year vesting period. Units are settled in cash at the end of the five-year period or earlier upon termination of employment for certain reasons. Awarded units are subject to a five-year vesting schedule, with no vesting rights earned in the first two years, 60% vesting earned after completion of the third year and 20% additional vesting earned in each of the final two years. A participant who retires, becomes disabled or dies becomes fully vested in all outstanding units awarded to the participant upon the occurrence of any such event.

(2)	The performance goal for the Performance Plan is the amount of Cox’s cumulative operating cash flow in excess of its cumulative capital expenditures measured over the measurement period. For this purpose, the measurement period generally covers the period from January 1, 2005 through December 31, 2009, except that the measurement period for any participant who terminates with Cox and any of its affiliates shall end as of the last day of the year ending just before the year in which that termination occurs. At the end of the relevant measurement period, the participant’s earned award will be valued by determining the performance result actually achieved in that period as a percentage of the performance goal set by Cox’s Compensation Committee and will be paid in cash. The maximum award payable under the Performance Plan is equal to 200% of a participant’s target award, and the maximum award payable under the Performance Plan to a participant who terminates employment other than for reason of retirement, disability, death or involuntary termination of employment solely as a result of the consummation of certain transactions in which assets are sold by Cox or its affiliates is equal to 100% of a participant’s target award. The minimum award payable under the Performance Plan is zero.

(3)	Awards under the Performance Plan were granted in exchange for the surrender of stock options outstanding under the LTIP. Vested options with an exercise price of less than $34.75 were valued based on the difference between the exercise price and $34.75, and all other options were valued using the Black-Scholes option pricing model. The aggregate value of the individual’s options became the target amount of the Performance Plan award. For each of the named executive officers, the following number of options were surrendered: James O. Robbins 1,226,270 options; Patrick J. Esser 441,100 options; John M. Dyer 275,670 options; Claus F. Kroeger 264,670 options; Jill Campbell 231,670 options.

(4)	Mr. Robbins retired as of December 31, 2005 and received a payout under the Performance Plan, as reported in the Summary Compensation Table.
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
     Cox Executive Supplemental Plan. The Cox Executive Supplemental Plan is a non-qualified defined benefit pension plan providing supplemental retirement benefits to certain management employees of Cox Enterprises and certain of its affiliates, including the named executive officers. The Executive Supplemental Plan is administered by the Management Committee of Cox Enterprises, whose members are appointed by the Cox Enterprises Board of Directors. This committee designates management employees to participate in the Executive Supplemental Plan.
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
     The Executive Supplemental Plan is not funded currently by Cox Enterprises. Cox will make annual payments to Cox Enterprises arising from its employees’ participation in this plan as benefits are paid to these employees. However, such benefits will be paid from the general funds of Cox Enterprises.

     The following table provides estimates of annual retirement income payable to certain executives under the Pension Plan and the Executive Supplemental Plan.
PENSION PLAN AND EXECUTIVE SUPPLEMENTAL PLAN TABLE

	Years of Service
				20 or
Final Average Compensation (5 years)	5	10	15	more
$150,000	$18,750	$37,500	$56,250	$75,000

250,000	31,250	62,500	93,750	125,000

350,000	43,750	87,500	131,250	175,000

450,000	56,250	112,500	168,750	225,000

550,000	68,750	137,500	206,250	275,000

650,000	81,250	162,500	243,750	325,000

750,000	93,750	187,500	281,250	375,000
     The named executive officers have been credited with the following years of service: Mr. Robbins, 22 years; Mr. Esser, 24 years; Mr. Kroeger, 29 years; Mr. Dyer, 28 years and Ms. Campbell, 21 years. The Pension Plan and the Executive Supplemental Plan define “compensation” generally to include; all remuneration to an employee for services rendered, including base pay, bonuses, special forms of pay and certain employee deferrals. Certain forms of additional compensation, including severance, moving expenses, extraordinary bonuses, long-term incentive compensation and contributions to employee benefit plans, are excluded from the definition of compensation. The Pension Plan credits compensation only up to the limit of covered compensation under Section 401(a)(17) of the Internal Revenue Code; the Executive Supplemental Plan does not impose this limit on covered compensation. The definition of “covered compensation” under the Pension Plan and the Executive Supplemental Plan, in the aggregate, is not substantially different from the amounts reflected in the Annual Compensation columns of the Summary Compensation Table. The estimates of annual retirement benefits reflected in the Pension Plan and Executive Supplemental Plan Table are based on payment in the form of a straight-life annuity and are determined after offsetting benefits payable from Social Security, as provided under the terms of the Pension Plan and the Executive Supplemental Plan.
     In connection with his retirement, Cox has awarded to Mr. Robbins 325,000 Recognitions Units, each with a per unit base price of $10.00. Under this arrangement, the value of the Recognition Units granted to Mr. Robbins will increase in proportion to the cumulative increase in Cox’s operating free cash flow over a three year period ending as of December 31, 2008. As of December 31, 2008, Mr. Robbins will be entitled to receive a cash payout from Cox equal to the increase in the per unit value of the Recognition Units over that three-year period multiplied by the number of Recognition Units granted to him. If Cox fails to achieve a pre-determined cumulative level of growth in operating free cash flow through the three-year period ending on December 31, 2008, then no payment shall be payable by Cox to Mr. Robbins with respect to the Recognition Units. In addition, CEI and Mr. Robbins have entered into an agreement that extends for a period of three years after the date of retirement his right to participate in the UAP with respect to any awards granted under that plan that were outstanding as of the date of his retirement.
Compensation Committee Interlocks and Insider Participation

     Prior to February 2005, the members of the Compensation Committee were Rodney W. Schrock (Chair), Janet M. Clarke and Andrew J. Young. In February 2005, the Compensation Committee was reconstituted, and James C. Kennedy, G. Dennis Berry and Robert C. O’Leary were appointed as the members of the Compensation Committee. Each of Messrs. Kennedy, Berry and O’Leary are executive officers of CEI, and Mr. Kennedy’s aunt and mother, as trustees, control substantially all of the common stock of CEI.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners
     The following table provides information as of January 31, 2006 with respect to the shares of Class A Common Stock and Class C Common Stock beneficially owned by each person known by Cox to own more than 5% of any class of the outstanding voting securities of Cox.

Percent of
	Class A		Class C		Vote of All
	Common	Percent	Common	Percent	Classes of
Name of Beneficial Owner	Stock	of Class	Stock	of Class	Voting Stock
Cox Enterprises, Inc.(a)(b)(c)	556,170,238	100%	27,597,792	100.0%	100%

(a)	The business address for Cox Enterprises is 6205 Peachtree Dunwoody Road, Atlanta, Georgia 30328.

(b)	Of the shares of common stock of Cox that are beneficially owned by Cox Enterprises, 531,189,708 shares of Class A Common Stock and 25,696,470 shares of Class C Common Stock are held of record by Cox Holdings, Inc. The remaining 24,980,530 shares of Class A Common Stock and 1,901,322 shares of Class C Common Stock beneficially owned by Cox Enterprises are held of record by Cox DNS, Inc. All of the outstanding capital stock of Cox Holdings and of Cox DNS is beneficially owned by Cox Enterprises. The beneficial ownership of the outstanding capital stock of Cox Enterprises is described in footnote (c) below. The Class C Common Stock is convertible on a share for share basis into Class A Common Stock at the option of the holder.

(c)	There are 604,078,787 shares of common stock of Cox Enterprises outstanding, with respect to which (i) Barbara Cox Anthony, as trustee of the Anne Cox Chambers Atlanta Trust, exercises beneficial ownership over 174,949,266 shares (29.0%); (ii) Anne Cox Chambers, as trustee of the Barbara Cox Anthony Atlanta Trust, exercises beneficial ownership over 174,949,266 shares (29.0%); (iii) Barbara Cox Anthony, Anne Cox Chambers and Richard L. Braunstein, as trustees of the Dayton Cox Trust A, exercise beneficial ownership over 248,237,055 shares (41.0%); and (iv) 280 individuals and other trusts exercise beneficial ownership over the remaining 5,943,200 shares (1.0%), including 43,734 shares held beneficially and of record by Garner Anthony, the husband of Barbara Cox Anthony (as to which Barbara Cox Anthony disclaims beneficial ownership). Thus, Barbara Cox Anthony and Anne Cox Chambers, who are sisters, together exercise sole or shared beneficial ownership over 598,135,587 shares (99.0%) of the common stock of Cox Enterprises. Barbara Cox Anthony and Anne Cox Chambers are the mother and aunt, respectively, of James C. Kennedy, the Chairman of the Board of Directors and Chief Executive Officer of Cox Enterprises and the Chairman of the Board of Directors of Cox.
Security Ownership of Management
     Beneficial ownership of the Class A Common Stock of Cox and the common stock of Cox Enterprises by Cox’s directors and the executive officers named in the Summary Compensation Table, and by all directors and executive officers as a group as of January 31, 2006, is shown in the following table.

None of such persons, individually or in the aggregate, owns any shares of the Class A common stock, $.01 par value, of Cox or owns 1% or more of the outstanding common stock of Cox Enterprises.

	Number of Shares of	Number of Shares of
Name of Beneficial Owner	Class A Common Stock	Cox Enterprises Common Stock
James C. Kennedy	—	546,813 (a)

G. Dennis Berry	—	105,015

Jill Campbell	—	279

Janet M. Clarke	—	—

John M. Dyer	—	—

Patrick J. Esser	—	546

Claus F. Kroeger	—	4,329

Robert C. O’Leary	—	147,682

James O. Robbins	—	50,000

Rodney W. Schrock	—	—

Andrew J. Young	—	—

All directors and executive officers as a group (18 persons, including those named above)	—	854,664

(a)	Mr. Kennedy owns of record 546,813 shares of the common stock of Cox Enterprises. Sarah K. Kennedy, Mr. Kennedy’s wife and trustee of the Kennedy Trusts, exercises beneficial ownership over an aggregate of 22,140 shares of the common stock of Cox Enterprises. In addition, as described above, Barbara Cox Anthony and Anne Cox Chambers, the mother and aunt, respectively, of Mr. Kennedy, together exercise sole or shared beneficial ownership over 598,135,587 shares of the common stock of Cox Enterprises, and both are members of the Board of Directors of Cox Enterprises. Also, Mr. Kennedy’s children are the beneficiaries of a trust, of which R. Dale Hughes and Mr. Kennedy are co-trustees, that beneficially owns 16,155 shares of the common stock of Cox Enterprises. Mr. Kennedy disclaims beneficial ownership of all such shares, other than the 546,813 shares included in the table.
Item 13. Certain Relationships and Related Transactions
     Cox receives certain services from, and has entered into certain transactions with, Enterprises. Costs of the services that are allocated to Cox are based on actual direct costs incurred or on Enterprises’ estimate of expenses relative to the services provided to other subsidiaries of Enterprises. Cox believes that these allocations were made on a reasonable basis, and that receiving these services from Enterprises creates cost efficiencies; however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The services and transactions described below have been reviewed by Cox’s Audit Committee, which has determined that such services and transactions are fair and in the best interest of Cox.
     Cox receives day-to-day cash management services from Enterprises, with settlements of outstanding balances between Cox and Enterprises occurring periodically at market interest rates. The amounts due to

Enterprises are generally due on demand and represent the net balance of intercompany transactions. Both outstanding amounts due from and those due to Enterprises bear interest equal to Enterprises’ current commercial paper borrowing rate. As of December 31, 2005, the amount due to Enterprises from Cox was approximately $26.7 million, and the associated interest rate was 4.7 percent.
     Cox receives certain management services from Enterprises including legal, corporate secretarial, tax, internal audit, insurance, employee benefit (including pension plan) administration, fleet and other support services. Cox was allocated expenses related to these services of approximately $8.3 million for the year ended December 31, 2005.
     In connection with these management services, Cox reimburses Enterprises for payments made to third-party vendors for certain goods and services provided to Cox under arrangements made by Enterprises on behalf of Enterprises and its affiliates, including Cox. Cox believes such arrangements result in Cox receiving such goods and services at more attractive pricing than Cox would be able to secure separately. Such reimbursed expenditures include insurance premiums for coverage through Enterprises’ insurance program, which provides coverage for all of its affiliates, including Cox. Rather than self-insuring these risks, Enterprises purchases insurance for a fixed-premium cost from several insurance companies, including an insurance company owned indirectly by descendants of Governor James M. Cox, the founder of Enterprises, including James C. Kennedy, Chairman of the Cox Board, and his sister, who each own 25%. This insurance company is an insurer and reinsurer on various insurance policies purchased by Enterprises, and it employs an independent consulting actuary to calculate the annual premiums for general/auto liability and workers compensation insurance based on Cox’s loss experience, consistent with insurance industry practice. Cox’s portion of these insurance costs was approximately $34.6 million for the year ended December 31, 2005.
     Cox’s employees participate in certain Enterprises employee benefit plans, and Cox made payments to Enterprises in 2005 for the costs incurred by reason of such participation, including self-insured employee medical insurance costs of approximately $127.2 million, post-employment benefits of $11.4 million, and executive pension plan payments of approximately $7.5 million.
     Cox and Enterprises share resources relating to aircraft owned by each company. Depending on need, each occasionally uses aircraft owned by the other, paying a cost-based hourly rate. Enterprises also operates and maintains two airplanes owned by Cox. Cox pays Enterprises on a quarterly basis for fixed and variable operations and maintenance costs relating to these two airplanes. Cox paid approximately $1.1 million during the year ended December 31, 2005.
     Cox pays rent and certain other occupancy costs to Enterprises for use of space in its corporate headquarters building. Enterprises holds the long-term lease of the Cox headquarters building. Related rent and occupancy expense is allocated based on occupied space and for the year ended December 31, 2005 was approximately $9.2 million.
ITEM 14. Principal Accountant Fees and Services.
     The following table summarizes the fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively referred to as Deloitte & Touche) for professional services during fiscal year 2005 and fiscal year 2004:

	2005	2004
Audit Fees	$14,214,250	$4,374,825

Audit-related fees	419,505	279,575

Tax fees	2,076,167	1,471,410

All other fees	—	—

     The amounts shown for audit fees were for the audit of Cox’s consolidated financial statements, quarterly reviews of interim financial information, and comfort letters, statutory and regulatory audits, consents, reports, and other services related to SEC matters. The amounts shown for audit-related fees were for SEC advisory services not connected with the audit or quarterly reviews, and employee benefit plan audits. The amounts shown for tax fees were for assistance with tax compliance matters and tax provision review, consultation on income tax and transaction tax matters, tax review of fixed asset matters, and planning related to cost recovery and property tax matters.
     The Audit Committee utilizes a policy pursuant to which the audit, audit-related, and permissible non-audit services to be performed by the independent auditor are pre-approved prior to the engagement to perform such services. Pre-approval is generally provided annually, and any pre-approval is detailed as to the particular service or category of services and is generally limited by a maximum fee amount. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The policy sets forth limited circumstances in which the Committee delegated or may delegate its pre-approval authority to the Chairman or any other member of the Audit Committee, and any approvals made pursuant to this delegated authority normally will be reported to the Audit Committee at its next meeting. None of the services described in the preceding paragraph were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Exchange Act.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents incorporated by reference or filed with this Report
(1)	Listed below are the financial statements which are filed as part of this report:
•	Consolidated Balance Sheets at December 31, 2005 and 2004;

•	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003;

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003; and

•	Notes to Consolidated Financial Statements.
(2)	No financial statement schedules are required to be filed by Items 8 and 14(d) of this report because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:
     Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of
Regulation S-K):

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated as of October 31, 2005, by and among TCA Cable Partners, Cox Southwest Holdings, L.P., Cox Communications Louisiana, L.L.C., CoxCom, Inc., and Cox Telcom

Exhibit
Number	Description
Partners, Inc., and Cox Communications, Inc., on the one hand, and Cebridge Acquisition Co. LLC, on the other hand.

3.1	Certificate of Incorporation of Cox Communications, Inc., as amended (incorporated by reference to exhibit 3.1 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

3.2	Bylaws of Cox Communications, Inc. (Incorporated by reference to Exhibit 3.2 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994.)

4.1	Indenture, dated as of June 27, 1995, between Cox Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.1 to Cox’s Registration Statement on Form S-1, file no. 33-99116, filed on November 8, 1995).

4.2	Seventh Supplemental Indenture, dated as of December 15, 2004, between Cox Communications, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.1 to Cox’s Current Report on Form 8-K, filed on December 16, 2004).

4.3	Agreement of Resignation, Appointment and Acceptance, effective as of April 27, 2005, by and among Cox Communications, Inc., The Bank of New York and The Bank of New York Trust Company (incorporated by reference to exhibit 4.3 to Cox’s Quarterly Report on Form 10-Q, filed May 9, 2006).

4.4	Indenture, dated as of January 30, 1998, between TCA Cable TV, Inc. and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to exhibit 4(a) to TCA’s Registration Statement on Form S-3, file no. 333-32015, filed on July 24, 1997).

4.5	First Supplemental Indenture, dated as of August 12, 1999, among TCA Cable TV, Inc., Cox Classic Cable, Inc. and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to exhibit 4.2 to Cox’s Current Report on Form 8-K, filed on August 25, 1999).

4.6	Second Supplemental Indenture, dated as of December 1, 2003, between Cox Classic Cable, Inc., CoxCom, Inc. and JPMorgan Chase Bank (as successor to Chase Bank of Texas, National Association), as Trustee (incorporated by reference to exhibit 4.10 to Cox’s Annual Report on Form 10-K, filed on February 27, 2004).

10.1	Credit Agreement, dated December 3, 2004, among Cox Communications, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Citicorp North America, Inc. and Lehman Commercial Paper Inc., as syndication agents, and Citigroup Global Markets Inc., Lehman Brothers Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to exhibit 10.1 to Cox’s Current Report on Form 8-K, filed on December 3, 2004).

10.2	Amended and Restated Five-Year Credit Agreement, dated as of the June 4, 2004 and amended and restated as of December 3, 2004, among Cox Communications, Inc. the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Bank of America, N.A., as co-syndication agent, Wachovia Bank, National Association, as co-syndication agent, J.P. Morgan Securities Inc., as co-lead arranger and joint bookrunner, and Banc Of America Securities, LLC, as co-lead arranger and joint bookrunner (incorporated by reference to exhibit 10.2 to Cox’s Current Report on Form 8-K, filed on December 3, 2004).

10.3	First Amendment, dated as of March 17, 2006, to the Credit Agreement dated as of December 3, 2004, among Cox Communications, Inc., the lenders, syndication agents and arrangers and bookrunners party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

Exhibit
Number	Description
10.4	First Amendment, dated as of March 17, 2006, to the Amended and Restated Five-Year Credit Agreement dated as of June 4, 2004 and amended and restated as of December 3, 2004, among Cox Communications, Inc., the lenders, syndication agents and arrangers and bookrunners party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.

10.5	Revolving Promissory Notes, dated as of May 2, 2003 (incorporated by reference to exhibit 10.1 to Cox’s Quarterly Report on Form 10-Q, filed August 8, 2003).

10.6	Cox Executive Supplemental Plan of Cox Enterprises, Inc. (incorporated by reference to exhibit 10.5 to Cox’s Registration Statement on Form S-4, File No. 33-80152, filed with the Commission on December 16, 1994) (management contract or compensatory plan) (incorporated by reference to exhibit 10.5 to Cox’s Registration Statement on Form S-4, file no. 333-122050, filed on January 14, 2005).

10.7	Cox Communications, Inc. Executive Savings Plus Restoration Plan (management contract or compensatory plan) (incorporated by reference to exhibit 10.1 to Cox’s Current Report on Form 8-K, filed on December 14, 2005).

10.8	Cox Enterprises, Inc. 2005 Unit Appreciation Plan (management contract or compensatory plan) (incorporated by reference to exhibit 10.1 to Cox’s Quarterly Report on Form 10-Q, filed May 9, 2005).

10.9	Form of Unit Appreciation Plan Summary Statement (management contract or compensatory plan) (incorporated by reference to exhibit 10.2 to Cox’s Quarterly Report on Form 10-Q, filed May 9, 2006).

10.10	Cox Communications, Inc. 2005 Performance Plan (management contract or compensatory plan) (incorporated by reference to exhibit 10.2 to Cox’s Quarterly Report on Form 10-Q, filed May 9, 2006).

10.11	Cox Communications, Inc. 2005 Performance Plan Form of Performance Award Statement (management contract or compensatory plan) (incorporated by reference to exhibit 10.2 to Cox’s Quarterly Report on Form 10-Q, filed May 9, 2006).

10.12	Letter Agreement, dated as of December 31, 2005, with James O. Robbins with respect to Recognition Unit award (management contract or compensatory plan).

21.1	Subsidiaries of Cox Communications, Inc.

24.1	Powers of Attorney (included on the signatures page to this report).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cox Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COX COMMUNICATIONS, INC.

	By:	/s/ PATRICK J. ESSER Patrick J. Esser
President
Date: March 28, 2006
POWER OF ATTORNEY
     Cox Communications, Inc., a Delaware corporation, and each person whose signature appears below, constitutes and appoints Patrick J. Esser and John M. Dyer, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cox Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. KENNEDY James C. Kennedy	Chairman of the Board of Directors	March 28, 2006

/s/ PATRICK J. ESSER Patrick J. Esser	President (principal executive officer)	March 28, 2006

/s/ JOHN M. DYER John M. Dyer	Senior Vice President and Chief Financial Officer (principal financial officer)	March 28, 2006

/s/ WILLIAM J. FITZSIMMONS William J. Fitzsimmons	Vice President of Accounting & Financial Planning (principal accounting officer)	March 28, 2006

/s/ JANET M. CLARKE Janet M. Clarke	Director	March 28, 2006

/s/ RODNEY W. SCHROCK Rodney W. Schrock	Director	March 28, 2006

/s/ ROBERT C. O’LEARY Robert C. O’Leary	Director	March 28, 2006

/s/ ANDREW J. YOUNG Andrew J. Young	Director	March 28, 2006